Form 10-Q
period 2016-10-31
Nutanix, Inc.
filed 2016-12-08
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37883

NUTANIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0989767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive, Suite 150 San Jose, CA 95110
(Address of principal executive offices, including zip code)
(408) 216-8360
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2016, the registrant had 17,100,500 shares of Class A common stock, $0.000025 par value per share, and 125,156,937 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our future cost of revenue and operating expenses, including changes in the cost of product revenue and support and other services revenue, and changes in research and development, sales and marketing and general and administrative expenses;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•
our beliefs and objectives for future operations, including plans to continue to invest in our global engineering, research and development, and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our solutions;

•	maintaining and expanding our end-customer base and our relationships with our channel and OEM partners;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only; and

•	sufficiency of cash to meet cash needs for at least the next 12 months.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	As of
	July 31, 2016	October 31, 2016
Assets
Current assets:
Cash and cash equivalents	$99,209	$225,463
Short-term investments	85,991	121,649
Accounts receivable—net	110,659	147,707
Deferred commissions—current	17,864	19,398
Prepaid expenses and other current assets	16,138	16,304
Total current assets	329,861	530,521
Property and equipment—net	42,218	46,328
Deferred commissions—non-current	19,029	22,125
Intangible assets—net	—	27,825
Goodwill	—	16,784
Other assets—non-current	7,978	4,680
Total assets	$399,086	$648,263

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$52,111	$57,308
Accrued compensation and benefits	24,547	28,352
Accrued expenses and other liabilities	5,537	6,591
Deferred revenue—current	130,569	165,833
Total current liabilities	212,764	258,084
Deferred revenue—non-current	165,896	209,598
Senior notes	73,260	—
Convertible preferred stock warrant liability	9,679	—
Early exercised stock options liability	2,320	1,874
Other liabilities—non-current	1,103	7,044
Total liabilities	465,022	476,600
Commitments and contingencies (Note 7)
Convertible preferred stock:
Convertible preferred stock	310,379	—
Stockholders’ (deficit) equity:
Common stock	1	4
Additional paid-in capital	65,629	775,667
Accumulated other comprehensive loss	(12)	(20)
Accumulated deficit	(441,933)	(603,988)
Total stockholders’ (deficit) equity	(376,315)	171,663
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$399,086	$648,263
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, unaudited)

	Three Months Ended October 31,
	2015	2016
Revenue:
Product	$70,396	$129,657
Support and other services	17,360	37,152
Total revenue	87,756	166,809
Cost of revenue:
Product	27,657	52,210
Support and other services	7,422	17,552
Total cost of revenue	35,079	69,762
Gross profit	52,677	97,047
Operating expenses:
Sales and marketing	58,599	128,775
Research and development	23,857	75,281
General and administrative	7,375	29,372
Total operating expenses	89,831	233,428
Loss from operations	(37,154)	(136,381)
Other expense—net	(871)	(25,712)
Loss before provision for income taxes	(38,025)	(162,093)
Provision for income taxes	520	76
Net loss	$(38,545)	$(162,169)
Net loss per share attributable to common stockholders—basic and diluted	$(0.90)	$(2.18)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	42,838,933	74,373,788
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended October 31,
	2015	2016
Net loss	$(38,545)	$(162,169)
Other comprehensive gain (loss)—net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	25	(8)
Total other comprehensive gain (loss)—net of tax	25	(8)
Comprehensive loss	$(38,520)	$(162,177)
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended October 31,
	2015	2016
Cash flows from operating activities:
Net loss	$(38,545)	$(162,169)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,557	8,572
Stock-based compensation	5,386	90,728
Loss on debt extinguishment	—	3,320
Change in fair value of convertible preferred stock warrant liability	771	21,133
Other	(328)	369
Changes in operating assets and liabilities:
Accounts receivable—net	(8,816)	(36,213)
Deferred commission	(4,529)	(4,630)
Prepaid expenses and other assets	(419)	840
Accounts payable	(5,864)	5,052
Accrued compensation and benefits	(125)	3,518
Accrued expenses and other liabilities	763	682
Deferred revenue	40,533	72,958
Net cash (used in) provided by operating activities	(5,616)	4,160
Cash flows from investing activities:
Purchases of investments	(14,066)	(87,448)
Maturities of investments	15,225	19,950
Sales of investments	—	31,638
Payments for business acquisitions, net of cash acquired	—	(184)
Purchases of property and equipment	(9,642)	(11,915)
Net cash used in investing activities	(8,483)	(47,959)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	254,455
Payments of offering costs	(803)	(2,243)
Proceeds from exercise of stock options, net of repurchases	1,298	1,472
Repayment of senior notes	—	(75,000)
Debt extinguishment costs	—	(1,580)
Payment of debt in conjunction with a business acquisition	—	(7,124)
Other	586	73
Net cash provided by financing activities	1,081	170,053
Net (decrease) increase in cash and cash equivalents	(13,018)	126,254
Cash and cash equivalents—beginning of period	67,879	99,209
Cash and cash equivalents—end of period	$54,861	$225,463
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$828	$698
Cash paid for interest	$—	$1,271
Supplemental disclosures of non-cash investing and financing information:
Vesting of early exercised stock options	$1,049	$499
Purchases of property and equipment included in accounts payable	$5,308	$5,033
Offering costs included in accounts payable	$1,772	$367
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$310,379
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$—	$30,812
Issuance of common stock for business acquisitions	$—	$27,063
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION
Organization and Description of Business—Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, the “Company”) has operations throughout North America, Europe, Asia-Pacific, Middle East, Latin America and Africa.
The Company’s enterprise cloud platform converges traditional silos of server, virtualization and storage into one integrated solution and can also connect to public cloud services. The Company primarily sells its products and services to end-customers through distributors and resellers (collectively “Partners”).
During the three months ended October 31, 2016, the Company completed two acquisitions, Calm.io Pte. Ltd. ("Calm") and PernixData, Inc. ("PernixData") (see Note 3).
Initial Public Offering—In October 2016, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. Additionally, offering costs incurred by the Company totaled $5.1 million. Immediately prior to the closing of the Company’s IPO, all outstanding shares of common stock were reclassified as Class B common stock, and all outstanding shares of its convertible preferred stock automatically converted into 76,319,511 shares of common stock on a one-to-one basis and then reclassified as shares of Class B common stock. Following the IPO, the Company has two classes of authorized common stock, Class A common stock, which entitles holders to one vote per share, and Class B common stock which entitles holders to 10 votes per share.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation—The condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries including the acquisitions of Calm and PernixData, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling prices for products and related support; determination of fair value of common stock and convertible preferred stock, fair value of stock options and convertible preferred stock warrant liability; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; warranty liability; commissions expense; fair value of assets and liabilities acquired in business combinations; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration Risk:
Concentration of Revenue and Accounts Receivable—The Company sells its products primarily through Partners, including distributors and resellers, and occasionally directly to end-customers. For the three months ended October 31, 2015 and 2016, no end-customer accounted for 10% or more of total revenue.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue for the Three Months Ended October 31,		Accounts Receivable as of
Customers	2015	2016	July 31, 2016	October 31, 2016
Partner A	19%	16%	*	12%
Partner B	20%	22%	17%	13%
Partner C	*	15%	12%	*
Partner D	*	*	23%	21%
Partner E	*	*	11%	11%
Partner F	16%	11%	*	*
___________________

*	Less than 10%
Business Combinations—The Company accounts for its acquisitions using the acquisition method. Goodwill is measured at the acquisition date as the excess of the purchase price over the fair value of the assets acquired and liabilities assumed. Significant estimates and assumptions are made by management to value such assets and liabilities. Although the Company believes that those estimates and assumptions are reasonable and appropriate, they are inherently uncertain and subject to refinement. Additional information related to the acquisition date fair value of acquired assets and assumed liabilities obtained during the measurement period, not to exceed one year, may result in changes to the recorded values of such assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions quarterly. The Company will record any adjustments to its preliminary estimates to goodwill provided that the Company is within the one year measurement period.
Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period with changes in fair value recognized in earnings until the contingent consideration is settled.
Acquisition related costs incurred in connection with a business combination, other than those associated with the issuance of debt or equity securities, are expensed as incurred.
Goodwill, Intangible Assets and Impairment Assessment—Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination, and is allocated to the Company's single reporting unit. The Company reviews its goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the two-step impairment analysis will be performed. In the first step, to identify a potential impairment, the Company compares the fair value of its reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be performed. In the second step, the Company compares the implied fair value of the reporting unit with its carrying amount. Any excess of the reporting unit carrying value over the respective implied fair value is recognized as an impairment loss.
Recently Adopted Accounting Pronouncement— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 (i) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (ii) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (iii) eliminates the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

payable, (iv) modifies statutory withholding tax requirements and (v) provides for a policy election to account for forfeitures as they occur. The Company early adopted ASU 2016-09 during the three months ended October 31, 2016. As a result of the adoption of ASU 2016-09, the Company recorded excess tax benefits prospectively in its provision for income taxes. Upon adoption, the Company recognized the previously unrecognized foreign excess tax benefits, which resulted in a cumulative effect adjustment of $0.1 million that reduced its accumulated deficit and increased its foreign deferred tax assets, using a modified retrospective transition method. The previously unrecognized U.S. excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to the accumulated deficit. Additionally, the Company elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record cumulative-effect adjustment to accumulated deficit, and determined that the cumulative impact was immaterial. The Company is also required to present its excess tax benefits as a component of operating cash flows rather than financing cash flows on a prospective basis.
Recently Issued and Not Yet Adopted Accounting Pronouncements—In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 will require the Company to present the change in the amounts described as restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company beginning August 1, 2018, with early adoption permitted. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require the Company to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for the Company beginning August 1, 2018, with early adoption permitted. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for the Company beginning August 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognition of right-to-use lease assets and lease liabilities for all leases (with the exception of short-term leases) on the balance sheet of lessees. ASU 2016-02 is effective for the Company beginning August 1, 2019, including interim periods within those fiscal years, with early adoption permitted. This new standard requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 by one year, but permits entities to adopt the original effective date if they choose. In 2016, the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12 that provide interpretive clarifications on the new guidance in Topic 606. These updates in Topic 606 are effective for the Company beginning August 1, 2018. The Company is currently evaluating the impact that the adoption of these updates will have on its consolidated financial statements.

3.	BUSINESS COMBINATIONS
Calm Acquisition
On August 22, 2016, the Company completed the acquisition of all outstanding shares of Calm, a company based in Singapore which specializes in container and DevOps automation, for an aggregate purchase price of $7.7 million, net of cash acquired (the “Calm Acquisition”) . Consideration consisted of 528,517 shares of the Company’s common stock and $1.4 million of cash. The preliminary purchase price allocation includes $4.8 million of goodwill and $4.0 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

approximately 4.8 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies. The Company incurred approximately $0.6 million of acquisition costs related to the Calm Acquisition.
The results of operations of Calm are included in the results of the Company beginning on the date the acquisition was completed. Actual and pro forma results of operations have not been presented as the total amounts of revenue and net income are not material to the Company's consolidated results for the three months ended October 31, 2015 and October 31, 2016, respectively.
PernixData Acquisition
On September 6, 2016, the Company completed the acquisition of PernixData, a company based in the U.S., which specializes in scale-out data acceleration and analytics, for an aggregate purchase price of $23.0 million (the "PernixData Acquisition"). Total consideration consisted of 1,711,019 shares of the Company’s common stock and contingent consideration. Total potential contingent payments amount to $19.0 million, which may be payable over the next three years upon the achievement of certain operating milestones. Up to $7.5 million of the contingent payments are deemed to be part of the purchase price, which may be limited based on certain closing conditions, including PernixData's working capital upon completion of the acquisition. Up to $11.5 million of the payments also require future services to be provided to the Company by the related employees and will be recorded as compensation expense over the service period. The fair value of the contingent consideration considered to be part of the purchase price was $2.4 million as of the acquisition date, and is net of expected limitations of approximately $1.8 million due to closing conditions. The Company incurred approximately $0.7 million of acquisition costs related to the PernixData Acquisition.
As of the date of the acquisition, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,051
Accounts receivable	718
Goodwill	11,965
Intangible assets	24,270
Other assets	667
Deferred revenue	(6,007)
Debt	(7,124)
Other liabilities	(2,533)
Total	$23,007
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies.
The acquired identifiable intangible assets consist of (dollars in thousands):

	Amount	Estimated Life (in years)
In-process R&D	$16,100	—
Developed technology	3,570	5
Customer relationships	4,600	6
	$24,270
In-process R&D will be tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Once the in-process R&D is completed, the Company will determine a useful life of the asset resulting from the completed in-process R&D and will begin amortizing

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the asset over its estimated useful life. Once completed, the useful life of the in-process R&D is expected to be approximately 5 to 7 years.
Unaudited Pro Forma Combined Consolidated Financial Information—The following unaudited pro forma combined consolidated financial information summarizes the combined results of operations of the Company and PernixData as though the PernixData Acquisition occurred on August 1, 2015. The unaudited pro forma combined consolidated financial information for all periods presented also included the business combination accounting effects resulting from this acquisition, including amortization charges from acquired intangible assets. The results of operations of PernixData are included in the results of the Company beginning on the date of the acquisition, and are not material.
The unaudited pro forma combined consolidated financial information is as follows (in thousands, except per share data):

	Three Months Ended October 31,
	2015	2016
Revenue	$88,718	$167,709
Net loss	(48,847)	(163,081)
Basic and diluted net loss per share	(1.10)	(2.17)

4.	FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2016
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents:
Money market funds	$47,305	$—	$—	$47,305
Commercial paper	—	4,999	—	4,999
Short-term investments:
Corporate bonds	—	64,360	—	64,360
Commercial paper	—	21,631	—	21,631
Total measured at fair value	47,305	90,990	—	138,295
Cash				46,905
Total cash, cash equivalents and short-term investments				$185,200
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$9,679	$9,679

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of October 31, 2016
	Level I	Level II	Level III	Total
	(In thousands)
Financial Assets:
Cash equivalents:
Money market funds	$144,890	$—	$—	$144,890
Commercial paper	—	22,582	—	22,582
Short-term investments:
Corporate bonds	—	80,225	—	80,225
Commercial paper	—	31,381	—	31,381
U.S. government securities	—	10,043	—	10,043
Total measured at fair value	$144,890	$144,231	$—	289,121
Cash				57,991
Total cash, cash equivalents and short-term investments				$347,112
Financial Liabilities:
Contingent consideration	$—	$—	$2,557	$2,557

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows:

	Three Months Ended October 31,
	2015	2016
	(In thousands)
Convertible preferred stock warrant liability—beginning balance	$11,683	$9,679
Change in fair value*	771	21,133
Reclassification of unexercised warrants to additional paid-in capital upon the IPO	—	(30,812)
Convertible preferred stock warrant liability—ending balance	$12,454	$—
______________

*	Recorded in the consolidated statements of operations within other expense—net.
A summary of the changes in the fair value of the Company’s contingent consideration is as follows:

Three Months Ended October 31, 2016
(In thousands)
Contingent consideration—beginning balance	$—
Assumed in the PernixData Acquisition	2,371
Change in fair value*	186
Contingent consideration—ending balance	$2,557
______________

*	Recorded in the consolidated statements of operations within general and administrative expenses
The Company measures the fair value of its Level 3 contingent consideration liability using the Monte Carlo simulation on projected future payments.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	BALANCE SHEET COMPONENTS
Short-Term Investments—The amortized cost of the Company’s short-term investments approximate their fair value. As of July 31, 2016 and October 31, 2016, unrealized gains or losses from the Company’s short-term investments were immaterial and there were no securities that were in an unrealized loss position for more than 12 months.
The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, by the contractual maturity date (in thousands):

As of October 31, 2016
Due within 1 year	$69,700
Due after 1 year through 3 years	51,949
Total	$121,649
Property and Equipment—Net—Property and equipment, net consists of the following:

	Estimated Useful Life (In months)	As of
		July 31, 2016	October 31, 2016
		(In thousands)
Computer, production, engineering and other equipment	36	$54,161	$60,436
Demonstration units	12	33,184	37,149
Leasehold improvements	*	6,619	7,831
Furniture and fixtures	60	3,641	4,097
Total property and equipment—gross		97,605	109,513
Less accumulated depreciation and amortization		(55,387)	(63,185)
Total property and equipment—net		$42,218	$46,328
______________

*	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
     Depreciation and amortization expense related to the Company's property and equipment was $5.6 million and $8.2 million, respectively, for the three months ended October 31, 2015 and 2016.
Intangible Assets—Net—Intangible assets, net consists of the following:

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of October 31, 2016
(In thousands)
Indefinite-lived intangible asset:
In-process R&D	$16,100
Finite-lived intangible assets:
Developed technology	7,300
Customer relationships	4,830
Total finite-lived intangible assets, gross	12,130
Total intangible assets, gross	28,230
Less:
Accumulated amortization of developed technology	(239)
Accumulated amortization of customer relationships	(166)
Total accumulated amortization	(405)
Intangible assets, net	$27,825
Changes in the net book value of intangible assets are as follows:

Three Months Ended October 31, 2016
(In thousands)
Intangible assets, net—beginning balance	$—
Acquired in the Calm Acquisition	3,960
Acquired in the PernixData Acquisition	24,270
Amortization of intangible assets *	(405)
Intangible assets, net—ending balance	$27,825
______________

*
Represents amortization expense of finite-lived intangible assets recorded in the condensed consolidated statement of operations during the period within product cost of revenue and sales and marketing expenses.

Estimated future amortization expense of finite-lived intangible assets is as follows:

Year Ending July 31:	(In thousands)
2017 (remaining nine months)	$1,823
2018	2,220
2019	2,201
2020	2,201
2021	2,201
Thereafter	1,079
Total	$11,725
Accrued Compensation and Benefits—Accrued compensation and benefits consists of the following:

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of
	July 31, 2016	October 31, 2016
	(In thousands)
Accrued commissions	$14,203	$14,599
Accrued vacation	3,490	4,203
Contributions to ESPP withheld	—	3,340
Accrued bonus	3,592	2,498
Other	3,262	3,712
Total accrued compensation and benefits	$24,547	$28,352
Accrued Expenses and Other Liabilities—Accrued expenses and other liabilities consists of the following:

	As of
	July 31, 2016	October 31, 2016
	(In thousands)
Accrued professional services	$3,585	$3,090
Income taxes payable	1,417	2,463
Other	535	1,038
Total accrued expenses and other liabilities	$5,537	$6,591

6.	DEBT
Senior Notes—In April 2016, the Company issued an aggregate principal amount of $75.0 million of senior notes due on April 15, 2019 (the “Senior Notes”) to a lender. The Senior Notes contained a guaranteed minimum return to the holder of the Senior Notes (the “Guaranteed Minimum Return”). In September 2016, the Company fully repaid all outstanding principal balance of the Senior Notes and incurred approximately $3.3 million of loss on debt extinguishment, which consisted of $1.7 million of unamortized debt issuance costs and $1.6 million of debt extinguishment costs primarily related to the Guaranteed Minimum Return.
7.    COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has commitments for future payments related to its office facility leases and other contractual obligations. The Company leases its office facilities under non-cancelable operating lease agreements expiring through the year ending 2021. Certain of these lease agreements have free or escalating rent payments. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term, with any free or escalating rent payments amortized as a reduction or addition of rent expense over the lease term.
Future minimum payments due under operating leases as of October 31, 2016 are as follows:

Year Ending July 31:	(In thousands)
2017 (remaining nine months)	$7,398
2018	9,762
2019	10,524
2020	10,078
2021	7,212
Thereafter	2,840
Total	$47,814

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Rent expense incurred under operating leases was $1.4 million and $2.9 million for the three months ended October 31, 2015 and 2016, respectively.
Purchase Commitments—In the normal course of business, the Company makes commitments with its third-party hardware contract manufacturers to manufacture its inventories and non-standard components based on its forecasts. These commitments consist of obligations for on-hand inventories and non-cancellable purchase orders for non-standard components. The Company records a charge for firm, non-cancellable and unconditional purchase commitments with its third-party hardware contract manufacturers for non-standard components when and if quantities exceed its future demand forecasts through a charge to cost of product sales. As of October 31, 2016, the Company had approximately $19.5 million of non-cancellable purchase commitments pertaining to its normal operations, and approximately $19.8 million of other purchase obligations with its contract manufacturers.
Guarantees— The Company has entered into agreements with some of its Partners and customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The scope of such indemnification varies, and may include, in certain cases, the ability to cure the indemnification by modifying or replacing the product at the Company’s own expense, requiring the return and refund of the infringing product, procuring the right for the partner and/or customer to continue to use or distribute the product, as applicable, and/or defending the partner or customer against and paying any damages from third party actions based upon claims of infringement. Other guarantees or indemnification arrangements include guarantees of product and service performance. The fair value of liabilities related to indemnifications and guarantee provisions are not material and have not had any material impact on the consolidated financial statements to date.
Litigation — From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on the Company’s business, financial position, results of operations or cash flows.

8.	CONVERTIBLE PREFERRED STOCK WARRANTS
The Convertible Preferred Stock Warrants outstanding were as follows (in thousands, except for share and per share amounts):

					Fair Value as of
Class of Shares	Issuance Date	Contractual Term	Number of Shares	Exercise Price per Share	July 31, 2016		IPO Date(1)
Series A warrants	December 21, 2009	10 years	683,644	$0.234	$8,259		$25,883
Series A warrants	May 10, 2010	10 years	85,450	0.234	1,032		3,235
Series D warrants	November 26, 2013	10 years	10,000	7.289	77		308
Series D warrants	December 12, 2013	7 years	45,000	7.289	311		1,386
			824,094		$9,679	(2)	$30,812
______________

(1)	Immediately prior to the closing of the Company’s IPO.
(2) Reflected in the consolidated balance sheets as convertible preferred stock warrant liability.
Immediately prior to the closing of the Company’s IPO, all outstanding convertible preferred stock warrants automatically converted to common stock warrants, and then were reclassified as Class B common stock warrants. As a result of the automatic conversion of the convertible preferred stock warrants to Class B common stock warrants, the Company revalued the convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. During the three months ended October 31, 2016, 55,000 Class B common stock warrants were exercised. As a result, the Company issued 46,529 shares of Class B common stock as the contracts allow a net share settlement for Class B common stock. As of October 31, 2016, there were 769,094 Class B common stock warrants outstanding.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

9.	CONVERTIBLE PREFERRED STOCK
Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock (collectively the “Convertible Preferred Stock”) outstanding consisted of the following as of July 31, 2016 and as of immediately prior to the automatic conversion of the Convertible Preferred Stock into Class B common stock:

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
			(In thousands)
Series A	28,165,300	27,396,198	$15,494
Series B	16,558,441	16,558,441	25,250
Series C	7,683,710	7,683,710	33,000
Series D	13,912,438	13,857,438	151,500
Series E	11,943,420	10,823,724	145,000
	78,263,309	76,319,511	$370,244
Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding Convertible Preferred Stock, as shown in the table above, automatically converted on a one-for-one basis into an aggregate of 76,319,511 shares of common stock, which were then reclassified into Class B common stock.

10.	STOCKHOLDERS’ EQUITY
Preferred Stock
Immediately prior to the closing of the Company's IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors (the "Board"). As of October 31, 2016, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued and outstanding.
Common Stock
In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO, including shares of common stock issued upon the conversion of the Convertible Preferred Stock, were converted into an equivalent number of shares of Class B common stock. As of October 31, 2016, the Company had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of October 31, 2016, 17,100,500 shares of Class A common stock were issued and outstanding and 125,145,728 shares of Class B common stock were issued and outstanding.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of our Class A common stock upon a transfer.

11.	EQUITY AWARD PLANS
Stock Plans—In June 2010, the Company adopted the 2010 Stock Plan (“2010 Plan”), and in December 2011, the Company adopted the 2011 Stock Plan (“2011 Plan”). In December 2015, the Board adopted the 2016 Equity Incentive Plan (“2016 Plan” and together with the 2010 Plan and 2011 Plan, the “Stock Plans”), which was amended in September 2016. The Company’s stockholders approved the 2016 Plan in March 2016 and it became effective in connection with the

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Company’s IPO. As a result, upon the IPO, the Company ceased granting additional stock awards under the 2010 Plan and 2011 Plan and the 2010 Plan and 2011 Plan terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms. Under the 2016 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), restricted stock (“RS”), restricted stock units (“RSU”) and stock appreciation rights (“SAR”) to employees, directors and consultants. The Company has initially reserved 22,400,000 shares of the Company’s Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal year 2018, equal to the least of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Company’s board of directors. In addition, up to a maximum of 38,667,284 shares of Class B common stock returned to the 2010 Plan and 2011 Plan as the result of expiration or termination of awards after the IPO will also become available for issuance under the 2016 Plan. As of October 31, 2016, the Company had reserved a total of 81,873,371 shares for the issuance of equity awards under the Stock Plans, of which 22,661,656 shares were still available for grant.
Restricted Stock Units
Performance RSUs. The Company grants RSUs that contain both service and performance conditions to its executives and employees. Vesting of the Performance RSUs is subject to continuous service with the Company and satisfaction of certain liquidity events of the Company, including the expiration of a lock-up period established in connection with the IPO, or both certain liquidity events and specified performance targets (collectively, the “Performance RSUs”). While the Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service condition has been satisfied when it is probable that the performance conditions will be met, vesting and settlement of the Performance RSUs are subject to the performance conditions actually being met. During the three months ended October 31, 2016, the Company began to recognize the Performance RSUs as the satisfaction of the performance conditions for vesting became probable.
The Company’s summary of Performance RSUs activity under the Stock Plan is as follows:

	Number of Shares	Grant Date Fair Value per Share
Outstanding—July 31, 2016	12,265,369	$13.23
Granted	3,340,762	10.18
Canceled/forfeited	(127,569)	12.75
Outstanding—October 31, 2016	15,478,562	12.58
Offer to Exchange Stock Options for RSUs (the “Tender Offer”). In July 2016, the Company approved a tender offer stock option exchange program under which outstanding employee stock options with exercise prices of $8.41 or greater per share could be exchanged for a specified number of Performance RSUs based on a predetermined exchange ratio granted with a new vesting period. As a result of the Tender Offer, on August 16, 2016, stock options to purchase 1,361,317 common shares were cancelled and, in exchange, the Company granted 911,489 Performance RSUs to eligible employees. The Tender Offer resulted in a total incremental stock-based compensation expense of approximately $3.4 million.
Employee Stock Purchase Plan—In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by the Company’s stockholders in March 2016 (the “2016 ESPP”). The ESPP became effective in connection with the Company’s IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP will also include an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the least of: 3,800,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Company’s board of directors.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The 2016 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 1,000 shares on any purchase date. The 2016 ESPP provides for 12-month offering periods generally beginning March and September of each year, and each offering period consists of two six-month purchase periods. The initial offering period began in September 2016 and will end in September 2017.
On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
For the first offering period, which began on September 30, 2016, the fair market value of the common stock used for the first offering period was $16, the IPO price of the Company’s Class A common stock.
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of the grant (on October 11, 2016):

Three Months Ended October 31, 2016
Expected term (in years)	0.75
Risk-free interest rate	0.6%
Volatility	50.6%
Dividend yield	—%
Stock-Based Compensation —Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2015	2016
	(In thousands)
Cost of revenue:
Product	$109	$966
Support and other services	293	3,350
Sales and marketing	2,118	33,891
Research and development	1,629	34,026
General and administrative	1,237	18,495
Total stock-based compensation expense	$5,386	$90,728

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations by type of awards is as follows:

	Three Months Ended October 31,
	2015	2016
	(In thousands)
RSUs *	$—	$82,331
Stock options *	5,386	5,892
ESPP	—	2,505
Total stock-based compensation expense	$5,386	$90,728
_____________

*	Includes stock-compensation expense related to stock awards with performance conditions, which vesting was deemed probable as of October 31, 2016.
As of October 31, 2016, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $193.9 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.

12.	INCOME TAXES
During the three months ended October 31, 2016, the income tax provision of $0.1 million primarily consisted of foreign taxes on the Company's international operations and U.S. state income taxes, offset by the partial release of $1.5 million of the U.S. valuation allowance in connection with the PernixData Acquisition and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with the PernixData Acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, the Company released a portion of the U.S. valuation allowance. During the three months ended October 31, 2015, the income tax provision of $0.5 million primarily consisted of foreign taxes on our international operations and state income taxes in the U.S.

13.	NET LOSS PER SHARE
The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended October 31,
	2015	2016
Numerator:
Net loss	$(38,545)	$(162,169)
Denominator:
Weighted-average shares—basic and diluted	42,838,933	74,373,788
Net loss per share attributable to common stockholders—basic and diluted	$(0.90)	$(2.18)
The weighted-average potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended October 31,
	2015	2016
Stock awards	34,003,653	40,764,842
Common stock subject to repurchase	2,192,005	727,254
Common stock warrants	—	769,094
Convertible preferred stock	76,319,511	—
Convertible preferred stock warrants	824,094	—
Total	113,339,263	42,261,190

14.	SEGMENT INFORMATION
The following table sets forth revenue by geographic area based on bill-to location:

	Three Months Ended October, 31
	2015	2016
	(In thousands)
U.S.	$56,728	$102,871
Europe, the Middle East and Africa	16,361	24,248
Asia-Pacific	11,154	28,908
Other Americas	3,513	10,782
Total revenue	$87,756	$166,809
As of July 31, 2016 and October 31, 2016, $30.0 million and $54.7 million, respectively, of the Company’s long-lived assets, net were located in the U.S.

15.	RELATED PARTY TRANSACTIONS
The Company enters into various transactions with its related parties in the normal course of business. During the three months ended October 31, 2015 and 2016, the Company’s purchases of goods or services from related parties totaled $0.4 million and $0.2 million, respectively. Amounts payable to related parties as of October 31, 2016 were $0.2 million. Revenue from related parties for the three months ended October 31, 2015 and 2016 were $0.2 million and $0.1 million, respectively. The Company did not have any receivables outstanding from related parties as of July 31, 2016 and October 31, 2016, respectively.
In connection with the PernixData Acquisition (see Note 3), entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of the Company’s outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData Acquisition. These entities received 625,478 shares of the Company’s common stock in the PernixData Acquisition, as well as the right to receive up to approximately $2.7 million in cash in the event the contingent consideration becomes payable. Two members of the Company’s board of directors are affiliated with Lightspeed Venture Partners.

16.	SUBSEQUENT EVENTS
In November 2016, the Company granted 4,035,428 RSUs to its employees with a weighted-average fair value of $30.45 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2016 included in our prospectus filed pursuant to Rule 424(b)(4) on September 30, 2016, or the Prospectus. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
Overview
We provide a leading next-generation enterprise cloud platform that converges traditional silos of server, virtualization and storage into one integrated solution that can also connect to public cloud services. Our software delivers the agility, scalability and pay-as-you-grow economics of the public cloud, while addressing enterprise requirements of application mobility, security, data integrity and control. We provide our customers with the flexibility to selectively utilize the public cloud for suitable workloads and specific use cases by enabling increasing levels of application mobility across private and public clouds. We have combined advanced web-scale technologies with elegant consumer-grade design to deliver a powerful enterprise cloud platform that elevates IT organizations by enabling them to focus on the applications and services that power their businesses. Our invisible infrastructure provides constant availability and low-touch management, enables application mobility across computing environments and reduces inefficiencies in IT planning.
We were founded in September 2009 and in October 2011 began selling the initial version of the Nutanix Operating System, which pioneered hyperconverged infrastructure by providing block storage for virtualized environments on VMware. In 2012, we released a new version of our software which included support for file storage, high availability and enhanced security. In 2013, we released several versions of our software, which added our intuitive Prism interface, built-in disaster recovery, deduplication, compression, and additional hypervisor support for Hyper-V and KVM. In 2014, we added enhanced resiliency, One-click Upgrade, Cloud Connect backup to Amazon Web Services, or AWS, and Cluster Health Analytics. In 2015, we rebranded the Nutanix Operating System as Acropolis and introduced the Acropolis Distributed Storage Fabric, Acropolis Mobility Fabric and Acropolis Hypervisor.
Our solution can be delivered either as an appliance that is configured to order or as software only. When end-customers purchase our platform, they typically also purchase one or more years of support and maintenance in order to receive software upgrades, bug fixes and parts replacement. Product revenue is generated primarily from the sales of our solution, and is generally recognized upon shipment. Support and other services revenue is derived from the related support and maintenance contracts, and is recognized ratably over the term of the support contracts.
We have a broad and diverse base of 4,473 end-customers as of October 31, 2016, including 376 Global 2000 enterprises. Since shipping our first product in fiscal 2012, our end-customer base has grown rapidly. The number of end-customers grew from 2,144 as of October 31, 2015 to 4,473 as of October 31, 2016. Our platform is primarily sold through channel partners, including distributors and resellers, and delivered directly to our end-customers. A major part of our sales and marketing investment is to educate our end-customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, or VDI, unified communications and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end-customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.
We have invested heavily in the growth of our business, including the development of our solutions and build-out of our global sales force and the acquisitions of Calm.io Pte. Ltd., or Calm, and PernixData, Inc., or PernixData, during the three months ended October 31, 2016. The number of our full-time employees increased from 1,368 as of October 31, 2015 to 2,354 as of October 31, 2016. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership. We also intend to continue to expand our global sales and marketing teams.

In October 2016, we completed our initial public offering, or IPO, of Class A common stock, in which we sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. Offering costs incurred by the Company were $5.1 million.
Our total revenue was $87.8 million and $166.8 million for the three months ended October 31, 2015 and 2016, respectively, representing year-over-year growth of 90.1%. Our net losses were $38.5 million and $162.2 million for the three months ended October 31, 2015 and 2016, respectively. Net cash used in operating activities was $5.6 million for the three months ended October 31, 2015 and net cash generated from operations was $4.2 million for the three months ended October 31, 2016. As of October 31, 2016, we had an accumulated deficit of $604.0 million.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Three months ended October 31
	2015	2016
	(Dollars in thousands)
Total revenue	$87,756	$166,809
Billings	$128,289	$239,767
Gross margin percentage	60%	58%
Adjusted gross margin percentage	60%	61%
Total deferred revenue	$144,131	$375,431
Net cash (used in) provided by operating activities	$(5,616)	$4,160
Free cash flow	$(15,258)	$(7,755)
Total end-customers	2,144	4,473
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor billings, adjusted gross margin percentage and free cash flow, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance and identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

•	are used by our management and board of directors to understand and evaluate our performance and trends as well as provide a useful measure for period-to-period comparisons of our core business;

•	are widely used by investors and other parties in understanding and evaluating companies in our industry as a measure of financial performance; and

•	are used by management to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans, as well as to assess the extent of achievement of goals.
      Billings, adjusted gross margin percentage and free cash flow have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Billings, adjusted gross margin percentage and free cash flow are not substitutes for total revenue, gross margin percentage or cash used in operating activities, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP measures as follows:
Billings—We calculate billings by adding the change in deferred revenue (net of acquisitions) between the start and end of the period to total revenue recognized in the same period.

Adjusted gross margin percentage—We calculate adjusted gross margin percentage as adjusted gross profit divided by total revenue. We define adjusted gross profit as our gross profit adjusted to exclude stock-based compensation and amortization of acquired intangible assets. Our presentation of adjusted gross margin percentage should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure
Free cash flow—We calculate free cash flow as net cash (used in) provided by operating activities adjusted with purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures
The following table presents a reconciliation of billings, adjusted gross margin percentage and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three months ended October 31
	2015	2016
	(Dollars in thousands)
Total revenue	$87,756	$166,809
Change in deferred revenue (net of acquisitions)	40,533	72,958
Billings	$128,289	$239,767

Gross profit	$52,677	$97,047
Stock-based compensation	402	4,316
Amortization of intangible assets	—	242
Adjusted gross profit (non-GAAP)	$53,079	$101,605
Adjusted gross margin percentage (non-GAAP)	60%	61%

Net cash (used in) provided by operating activities	$(5,616)	$4,160
Purchases of property and equipment	(9,642)	(11,915)
Free cash flow (non-GAAP)	$(15,258)	$(7,755)
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled “Risk Factors.” If we are unable to address these challenges, our business and operating results could be adversely affected.
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity. We have significantly increased our sales and marketing personnel, which grew by 64% from October 31, 2015 to October 31, 2016. We estimate, based on past experience, that sales team members typically become fully productive around the time of the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2016, we considered 56% of our global sales team members to be fully productive, while the remaining 44% of our global sales team members are in the process of ramping up. We intend to continue to grow our global sales and marketing team to acquire new end-customers and to increase sales to existing end-customers.
We also intend to continue to grow our research and development and global engineering team to enhance our solutions, improve integration with new and existing ecosystem partners, and broaden the range of IT infrastructure technologies that we converge into our platform. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.
Market Adoption of Our Products

The public cloud has changed IT buyer expectations about the simplicity, agility, scalability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our platform both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our platform represents and the relationships our end-customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.
Leveraging Channel Partners
We plan to continue to strengthen and expand our network of channel and OEM partners to increase sales to both new and existing end-customers. We believe that increasing channel leverage by investing aggressively in sales enablement and co-marketing with our partners will extend and improve our engagement with a broad set of end-customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of our channel and OEM partners.
Continued Purchases and Upgrades within Existing Customer Base
Our end-customers typically deploy our technology for a specific workload initially. After the initial order, which includes the product and associated maintenance, support and services, by a new end-customer, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end-customer deployments and selling efforts are typically less. As of October 31, 2016, approximately 76% of our end-customers who have been with us for 18 months or more have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, subsequent to the initial purchase during the course of their customer lifetime. Additionally, end-customers who have been with us for 18 months or more have total lifetime orders (which includes the initial order) to date in an amount that is more than 3.9x greater, on average, than their initial order. This number increases to approximately 7.3x, on average, for our 376 Global 2000 end-customers and to more than 15.5x, on average, for our top 25 end-customers. The multiples exclude the effect of one end-customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all our other end-customers. Our business and operating results will depend on our ability to sell additional products to our current existing and future base of end-customers.
Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold as an appliance or as software-only could result in fluctuations in our revenue and gross margins. Software-only sales reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. When we sell our solution as an appliance, the revenue for the appliance and the basic version of our software included in the appliance is generally recognized upon delivery, whereas revenue from software-only transactions is only recognized upon delivery to the extent we have established vendor specific objective evidence, or VSOE, of the fair value of the related maintenance and support contracts, otherwise revenue for the entire arrangement is deferred and recognized over the term of our maintenance and support contracts. Historically, most of our solutions have been delivered on an appliance, and, as a result, most of our historical product revenue has been recognized upon delivery. However, we anticipate that to the extent that broad market adoption of our solutions continues to increase, there may be an increase in the delivery of our software licenses on separately procured hardware. For additional information on our revenue recognition and VSOE, please see the section titled “Critical Accounting Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Prospectus.

Components of Our Results of Operations
Our result of operations for the three months ended October 31, 2016 include (i) a cumulative catch-up of $83.0 million of stock-based compensation related to stock awards with performance conditions, referred to as the performance stock awards, which vesting is subject to continuous service with us and satisfaction of performance conditions (certain liquidity events, including IPO, and achievement of specified performance targets), and (ii) the impact of the Calm and PernixData acquisitions, which closed during the three months ended October 31, 2016. No prior expense had been recorded for the performance stock awards, as the performance conditions had not been deemed probable (see Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q).
Revenue
Product revenue.  We generate our product revenue from the sales of our solution, both delivered on a hardware appliance as well as software-only. Our revenue from software-only sales, which currently constitute a small portion of our product revenue, is subject to industry-specific software revenue recognition guidance and has typically been deferred and recognized over the contractual support period associated with the delivered software licenses. However, revenue associated with certain software licenses can be recognized upon delivery to our end-customers to the extent we have established VSOE for related support and other services.
Support and other services revenue.  We generate our support and other services revenue primarily from support and maintenance contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with support and maintenance contracts with terms ranging from one to five years. We recognize revenue from support and maintenance contracts over the contractual service period. We recognize revenue related to professional services as they are performed.
Cost of Revenue
Cost of product revenue.  Cost of product revenue consists of costs paid to third-party contract manufacturers, which includes hardware costs, personnel costs (consisting of salaries, benefits, bonuses and stock-based compensation) associated with our operations function and allocated costs. We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
Cost of support and other services revenue.  Cost of support and other services revenue includes personnel and operating costs associated with our global customer support organization as well as allocated costs. We expect our cost of support and other services revenue to increase in absolute dollars as our support and other services revenue increases.
Operating Expenses
Sales and marketing.  Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs, and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our global sales and marketing organizations. Our sales and marketing expense may fluctuate as a percentage of total revenue.
Research and development.  Research and development expense primarily consists of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. Research and development costs are expensed as incurred. We expect research and development expense to increase in absolute dollars as we continue to invest in our future products and services, although our research and development expense may fluctuate as a percentage of total revenue.
General and administrative.  General and administrative expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. General and administrative expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs and allocated costs. We expect general and administrative expense to increase in absolute dollars particularly due to additional legal, accounting, insurance and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue.

Other Income (Expense)—net
Other income (expense)—net consists primarily of interest expense, foreign exchange gains or losses and gains or losses on investments. Upon the completion of our initial public offering, or IPO, we reclassified convertible preferred stock warrants, which were classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was re-measured to its then fair value, which was based on the closing per share price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasure them at fair value or incur any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019, or the senior notes, and incurred a loss on debt extinguishment.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period to period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2015	2016
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$70,396	$129,657
Support and other services	17,360	37,152
Total revenue	87,756	166,809
Cost of revenue:
Product (1)(2)	27,657	52,210
Support and other services (1)	7,422	17,552
Total cost of revenue	35,079	69,762
Gross profit	52,677	97,047
Operating expenses:
Sales and marketing (1)(2)	58,599	128,775
Research and development (1)	23,857	75,281
General and administrative (1)	7,375	29,372
Total operating expenses	89,831	233,428
Loss from operations	(37,154)	(136,381)
Other expense—net	(871)	(25,712)
Loss before provision for income taxes	(38,025)	(162,093)
Provision for income taxes	520	76
Net loss	$(38,545)	$(162,169)

(1) Includes stock-based compensation expense as follows:
Product Cost of sales	$109	$966
Support Cost of sales	293	3,350
Sales and marketing	2,118	33,891
Research and development	1,629	34,026
General and administrative	1,237	18,495
Total stock-based compensation	$5,386	$90,728

(2) Includes amortization of intangible assets as follows:
Product Cost of sales	$—	$238
Sales and marketing	—	167
Total amortization of intangible assets	$—	$405

	Three Months Ended October 31,
	2015	2016
	(As a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	80%	78%
Support and other services	20%	22%
Total revenue	100%	100%
Cost of revenue:
Product	32%	31%
Support and other services	8%	11%
Total cost of revenue	40%	42%
Gross profit	60%	58%
Operating expenses:
Sales and marketing	67%	77%
Research and development	27%	45%
General and administrative	8%	18%
Total operating expenses	102%	140%
Loss from operations	(42)%	(82)%
Other expense—net	(1)%	(15)%
Loss before provision for income taxes	(43)%	(97)%
Provision for income taxes	1%	0%
Net loss	(44)%	(97)%
Comparison of the Three Months Ended October 31, 2015 and 2016
Revenue

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Product	$70,396	$129,657	$59,261	84%
Support and other services	17,360	37,152	19,792	114%
Total revenue	$87,756	$166,809	$79,053	90%

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
U.S.	$56,728	$102,871	$46,143	81%
Europe, the Middle East and Africa	16,361	24,248	7,887	48%
Asia-Pacific	11,154	28,908	17,754	159%
Other Americas	3,513	10,782	7,269	207%
Total revenue	$87,756	$166,809	$79,053	90%

The increase in product revenue reflects increased domestic and international demand for our solutions as we continue our penetration and expansion in global markets through increased sales and marketing activities. Our total end-customer count increased from 2,144 as of October 31, 2015 to 4,473 as of October 31, 2016.

Support and other services revenue increased in conjunction with the growth of our end-customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Cost of product revenue	$27,657	$52,210	$24,553	89%
Product gross margin	61%	60%
Cost of support and other revenue	$7,422	$17,552	$10,130	136%
Support and other services gross margin	57%	53%
Total gross margin percentage	60%	58%
Cost of product revenue
Cost of product revenue included a cumulative catch-up of $1.0 million of stock-based compensation related to performance stock awards. The increase in cost of product revenue also increased due to the corresponding increase in product sales, and due to the amortization of intangible assets acquired in the acquisitions of PernixData and Calm. Product gross margin decreased primarily due to the above, and was offset by cost savings achieved from our procurement process.
Cost of support and other services revenue
Cost of support and other services revenue included a cumulative catch-up of $3.3 million of stock-based compensation related to the performance stock awards. The increase in cost of support and other services revenue also increased due to higher personnel costs of our global customer support organization, as our customer support and services headcount increased by 137% compared to the prior year period. Support and other services gross margin decreased primarily due to the above, but was offset by the continued leverage of our support organization.
Operating Expenses
Sales and Marketing

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Sales and marketing	$58,599	$128,775	$70,176	120%
Percent of total revenue	67%	77%
Sales and marketing expense included a cumulative catch-up of $30.5 million of stock-based compensation related to the performance stock awards. The increase in sales and marketing expense was also due to higher personnel costs and sales commissions, as our sales and marketing headcount increased by 64% compared to the prior year period. As part of our efforts to penetrate and expand in global markets, we increased our marketing activities related to brand awareness, promotions, trade shows and partner programs.

Research and Development

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Research and development	$23,857	$75,281	$51,424	216%
Percent of total revenue	27%	45%
Research and development expense included a cumulative catch-up of $31.7 million of stock-based compensation related to the performance stock awards. The increase in research and development expense was also due to higher personnel costs, as our research and development headcount increased by 76% (inclusive of the additional headcount from the Calm and PernixData acquisition) as we continued the expansion of our product development activities.
General and Administrative

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
General and administrative	$7,375	$29,372	$21,997	298%
Percent of total revenue	8%	18%
General and administrative expense included a cumulative catch-up of $16.5 million of stock-based compensation related to the performance stock awards. The increase in general and administrative expense was also due to higher personnel costs, as our general and administrative headcount increased by 48% to support our growing operations and international footprint.
Other expense-net

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Other expense	$(871)	$(25,712)	$(24,841)	2,852%
The increase in other expense-net was primarily due to $20.4 million of higher charges resulting from changes in the fair value of our convertible preferred stock warrant liability and $3.3 million loss on debt extinguishment resulting from early extinguishment of our senior notes.
Provision for Income Taxes

	Three Months Ended October 31
	2015	2016	$ Change	% Change
	(In thousands, except percentages)
Provision for income taxes	$520	$76	$(444)	(85)%
The decrease in tax provision was primarily due to the partial release of the U.S. valuation allowance from the PernixData acquisition, partially offset by an increase in taxable income from our foreign operations as we continued our global expansion. The net deferred tax liability from the PernixData acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, as a result, we released a portion of the U.S. deferred tax asset valuation allowance.

Liquidity and Capital Resources
As of October 31, 2016, we had $225.5 million of cash and cash equivalents and $121.6 million of short-term investments.
Prior to our IPO, we satisfied our liquidity needs primarily through the sale of convertible preferred stock, borrowings from our credit facilities and proceeds from the exercise of stock options. In October 2016, we completed our IPO of Class A common stock and received net proceeds of $254.5 million after deducting underwriting discounts and commissions of $19.2 million, but before deducting offering costs of $5.1 million. Additionally, in September 2016, we fully repaid the outstanding balance of our senior notes. As of October 31, 2016, we did not have any outstanding borrowings.
We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31
	2015	2016
	(In thousands)
Net cash (used in) provided by operating activities	$(5,616)	$4,160
Net cash used in investing activities	(8,483)	(47,959)
Net cash provided by financing activities	1,081	170,053
	$(13,018)	$126,254
Cash Flows from Operating Activities
Net cash used in operating activities was $5.6 million for the three months ended October 31, 2015 and we generated net cash from operating activities of $4.2 million for the three months ended October 31, 2016. The generation of cash for the three months ended October 31, 2016 was primarily due to higher billings and collections, partially offset by higher operating expenses as we continued to invest in the longer term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $48.0 million for the three months ended October 31, 2016 was due to $87.4 million of purchases of investments, $11.9 million of purchases of property and equipment and $0.2 million of payments for the Calm and PernixData acquisitions, partially offset by $31.6 million of sales and investments and $20.0 million of maturities of investments.
Net cash used in investing activities of $8.5 million for the three months ended October 31, 2015 included $14.1 million purchases of investments and $9.6 million of purchases of property and equipment as we continue to invest in the longer term growth of our business. This was partially offset by $15.2 million of maturities of investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $170.1 million for the three months ended October 31, 2016 was primarily due to net proceeds of $254.5 million, after deducting underwriting discounts and commission from our IPO, partially offset by $76.6 million of repayment of our senior notes including debt extinguishment costs, $7.1 million payment of debt in conjunction with the PernixData acquisition and $2.2 million of payments of offering costs.
Net cash provided by financing activities of $1.1 million for the three months ended October 31, 2015 primarily consisted of $1.3 million of proceeds from exercises of stock options, net of repurchases, partially offset by $0.8 million of payments of offering costs.

Debt Obligations
In April 2016, we issued an aggregate principal amount of $75.0 million of senior notes due on April 15, 2019 to Goldman Sachs Specialty Lending Group, L.P. In September 2016, we repaid the entire outstanding principal amount of the senior notes and incurred $3.3 million of loss on debt extinguishment.
Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2016:

		Payments Due by Period
	Total	Less than 1 year	1 year to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Contractual Obligations:
Operating lease obligations	$47,814	$9,970	$20,205	$15,110	$2,529
Other purchase commitments (1)	19,457	19,457	—	—	—
Purchase commitments with contract manufacturers (2)	19,847	19,847	—	—	—
Contingent consideration (3)	5,690	—	5,690	—	—
	$92,808	$49,274	$25,895	$15,110	$2,529
_____________________
(1) Purchase obligations pertaining to our normal operations.
(2) Commitments with our contract manufacturers, which consist of obligations for on-hand inventories and non-cancellable purchase orders for non-standard components.
(3) Represents $7.5 million contingent payments, net of $1.8 million working capital adjustment, assumed in the PernixData acquisition. The amount is remeasured at fair value every reporting period with the change in fair value recorded in general and administrative expenses (see Note 3 and Note 4, of Part I, Item 1 of this Quarterly Report on Form 10-Q). The actual amount ultimately paid out may be different depending on the level of achievement of certain operating milestones.
As of October 31, 2016, payments related to our above outstanding non-cancellable lease obligations will be made through fiscal 2021.
From time to time, we make commitments with our contract manufacturers, which consist of obligations for on-hand inventories and non-cancellable purchase orders for non-standard components. We record a charge to cost of product sales for firm, non-cancellable and unconditional purchase commitments with the contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts. Our historical charges have not been material.
As of October 31, 2016, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of October 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies. In addition, please see "Critical Accounting Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Prospectus.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our historical consolidated financial statements.
Interest Rate Risk
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of bank deposits, money market funds, commercial paper, U.S. government securities and corporate bonds. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. Fixed income securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and the Prospectus, including our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $84.0 million, $126.1 million, $168.5 million and $162.2 million for fiscal 2014, fiscal 2015, fiscal 2016 and the three months ended October 31, 2016, respectively. As of October 31, 2016, we had an accumulated deficit of $604.0 million. In addition to the investments we expect to continue to make to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
The markets in which we compete are rapidly evolving, which make it difficult to forecast end-customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. If these markets experience a shift in customer demand, or if customers in these markets shift their spending to public cloud solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end-customer demand or adoption rates for our solutions or the future growth of our market.
If end-customers do not adopt our solutions, our ability to grow our business and operating results may be adversely affected.
Traditional IT infrastructure architecture is entrenched in the datacenters of many of our end-customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skillsets of IT administrators. As a result, our sales efforts often involve extensive efforts to educate our end-customers as to the benefits and capabilities of our web-scale architecture solutions, particularly as we continue to pursue large organizations as end-customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.
Our revenue growth in recent periods may not be indicative of our future performance.
We have experienced significant growth in recent periods with total revenue of $127.1 million, $241.4 million and $444.9 million for fiscal 2014, fiscal 2015 and fiscal 2016, respectively, and total revenue of $87.8 million and $166.8 million for the three months ended October 31, 2015 and 2016, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased from 247 as of July 31, 2013 to 1,980 as of July 31, 2016, and to 2,357 as of October 31, 2016, and we expect to have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to grow our business, we must effectively integrate, develop and motivate a large number of new employees while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our information technology, or IT, and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.
We compete with traditional storage vendors, IT systems vendors and infrastructure software providers and expect competition to continue to intensify in the future from both established competitors and new market entrants.
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems, and standalone storage and servers. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers such as VMware, Inc., or VMware, and Red Hat, Inc., that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise clouds;

•
traditional IT systems vendors such as Hewlett Packard Enterprise Company, or HPE, Cisco Systems, Inc., Lenovo Group Ltd., Dell Technologies Inc., or Dell, Hitachi Data Systems and IBM Corporation that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products; and

•	traditional storage array vendors such as Dell, NetApp, Inc. and Hitachi Data Systems, which typically sell centralized storage products.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products such as VMware, Inc., Cisco Systems, Inc., HPE, Dell and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets.
In September 2016, EMC Corporation, or EMC, was acquired by Dell. In discussing the benefits of the acquisition, EMC and Dell emphasized the companies’ complementary product portfolios, that Dell would give EMC a leading server platform and that the transaction would give Dell an opportunity to combine the storage businesses of the two companies. Dell is not just a competitor but also is an OEM partner of ours and has accounted for a meaningful portion of our total billings over the past few fiscal quarters. As a result of the acquisition, Dell may be more likely to promote and sell its own solutions over our products or cease selling or promoting our products entirely. Also, after the completion of the acquisition, Dell now holds a majority of outstanding voting power in VMware, and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.
Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Furthermore, some of our competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end-customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end-customers, distributors or resellers to provide incentives to such current or prospective end-customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end-customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end-customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk of your investment.
We began selling our products in October 2011. We have a relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduce our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.
Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers and management software, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. For example, improvements in existing data storage technologies, such as a significant increase in the speed of traditional interfaces for transferring data between a server and a storage system or the speed of traditional embedded controllers within the storage system, could emerge as a preferred alternative to our solutions, especially if they are sold at lower prices. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, the servers, network, software and other components and systems of a datacenter must comply with established industry standards in order to interoperate and function efficiently together. If larger companies who are more influential in driving industry standards do not support the same standards we use, market acceptance of our solutions could be adversely affected, or we may be required to spend significant time and resources duplicating efforts to adapt to different standards.
Public cloud infrastructure offers alternatives to the on-premise infrastructure deployments that our platform supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including continued or accelerated decreases in the price of public cloud offerings and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.
If other vendors do not cooperate with us to ensure that our solutions interoperate with their products, including by providing us with early access to their new products or information about their new products, our product development efforts may be delayed or impaired, which could adversely affect our business, operating results and prospects.
Our solutions provide a platform on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end-customers’ existing hardware and software infrastructure, specifically their networks, servers, software and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must occasionally update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of software applications, hypervisors or data management tools could make changes that would diminish the ability of our solutions to interoperate with them, and significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end-customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development and product support. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any APIs, formats, or protocols we may need, or cooperate with us to support end-customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end-customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected.
If we fail to develop or introduce new or enhanced solutions on a timely basis, our ability to attract and retain end-customers could be impaired and our competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security and reliability and meet the cost expectations of our end-customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end-customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely manner in response to technological shifts could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. If we fail to introduce new or enhanced solutions that meet the needs of our end-customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.
If we are not successful in executing our strategy to increase sales of our solutions to new and existing organizations and service provider end-customers, our operating results may suffer.
Our growth strategy is dependent in large part upon increasing sales of our solutions to new and existing enterprises, service providers and government entities. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller end-customers. These risks include:

•
competition from companies that traditionally target larger enterprises, service providers and government entities and that may have pre-existing relationships or purchase commitments from such end-customers;

•	increased purchasing power and leverage held by large end-customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support service contracts, including demand for quicker support response times and penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end-customers as well as our distributors and resellers. We typically provide evaluation products to these end-customers and may spend substantial time, effort and money in our sales efforts to these prospective end-customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end-customers.
Our growth depends on our existing end-customers purchasing additional appliances and software upgrades and renewing and upgrading their support and software maintenance agreements, and the failure of our end-customers to do so could harm our business and operating results.
Our future success depends in part on purchases by our existing end-customers of additional appliances and software as well as renewals and upgrades to their support and software maintenance agreements. If our end-customers do not purchase additional appliances, or renew or upgrade their support and software maintenance agreements, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end-customers renewing support and software maintenance agreements or purchasing additional appliances. End-customers may choose not to renew their support and software maintenance agreements or purchase additional appliances because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end-customers’ spending levels or other causes outside of our control. If our existing end-customers do not purchase new solutions, or renew or upgrade their support and software maintenance agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.
If we do not effectively expand and train our sales force, we may be unable to add new end-customers or increase sales to our existing end-customers and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end-customers and sell additional solutions to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. If these new employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.
We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels could adversely affect our business, operating results and cash flows.
We primarily sell our solutions through indirect sales channels, including channel partners such as distributors, our hardware OEM partners, value added resellers and system integrators. Our OEM partners in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end-customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end-customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end-customers represented 23% and 15%, respectively, of our total revenue for fiscal 2015, represented 15% and 20%, respectively, of our total revenue for fiscal 2016, and represented 16% and 22%, respectively, of our total revenue for the three months ended October 31, 2016. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
Recruiting and retaining qualified channel partners and training them in the use of our technologies require significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our growth strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Also, in certain international markets we are in the process of transitioning our distribution model from contracting directly with hundreds of individual resellers to contracting with a smaller number of larger global distributors. Although we believe that this transition will make our sales channels more efficient and broader reaching in the long term in these markets, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process to our new partners may negatively affect our relationship with our existing end-customers and channel partners and may cause us to lose prospective end-customers or additional business from existing end-customers. Upon completion of the transition to the new sales model, we will be more reliant on fewer channel partners, which may reduce our contact with our end-customers making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing end-customer requirements, estimate end-customer demand, respond to evolving end-customer needs and obtain subscription renewals from end-customers.
All of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government are material, any such termination or renegotiation may adversely impact our future operating results. Additionally, we sometimes rely on our channel partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our channel partners may be unable or unwilling to satisfy these obligations in the future. In the event of such termination or change, it may be difficult for us to arrange for another channel partner to sell our solutions to these government entities in a timely manner, and we could lose sales opportunities during the transition. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, our channel partners changing their business models or refusing to continue to sell our solutions under current models, a reduction of revenue or fines, or civil or criminal liability if the audit uncovers improper or illegal activities.
If our indirect distribution channel is disrupted, particularly if we are reliant on a fewer number of channel partners, we may be required to devote more resources to distribute our solutions directly and support our end-customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
Our operating results may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;

•	our ability to attract new and retain existing end-customers;

•	disruptions in our sales channels or termination of our relationship with important channel partners and OEMs;

•	the timing of revenue recognition for our sales;

•	reductions in end-customers’ budgets for information technology purchases;

•	delays in end-customers’ purchasing cycles or deferments of end-customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

•	the mix of solutions, the mix between appliance and software-only sales, sold and the mix of revenue between products and support and other services;

•	our ability to develop, introduce and ship in a timely manner new solutions and platform enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including consolidation among our competitors or resellers, new entrants or discounting of prices;

•	the amount and timing of expenses to grow our business and the extent to which we are able to take advantage of economies of scale or to leverage our relationships with OEM or channel partners;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integrating and consolidating the results of acquired businesses;

•	the amount and timing of stock-based compensation expenses;

•	our ability to control the costs of our solutions and their key components, or to pass along any cost increases to our end-customers;

•	general economic, industry and market conditions; and

•	future accounting pronouncements and changes in accounting policies.
The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our Class A common stock to decline.
Our gross margins are impacted by a variety of factors and may be subject to variation from period to period.
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.
Our sales efforts involve educating our end-customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End-customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the emergence of new hyperconverged infrastructure product offerings often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. The broad nature of the technology shift that our solutions represent and the legacy relationships our end-customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end-customers may purchase solutions from us. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions.

Because we depend on contract manufacturers to assemble and test our hardware appliances, we are susceptible to delays and pricing fluctuations that could prevent us from shipping orders on time, if at all, or on a cost-effective basis, which would cause our business to be adversely affected.
We rely substantially on Super Micro Computer, Inc., or Super Micro, and, to a lesser extent, Avnet, Inc., or Avnet, to assemble and test our appliances. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Furthermore, our orders represent a relatively small percentage of the overall orders received by our third-party manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these contract manufacturers effectively, inaccurately forecast our component requirements, or if either of them experience delays or increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their operations or are unable to meet our requirements for timely delivery, or we are unable to shift operations from one contract manufacturer to the other, our ability to ship high-quality solutions to our end-customers could be severely impaired, we could incur substantial costs, such as costs relating to the procurement of non-standard components and inventory costs, and our business and operating results, competitive position and reputation could be harmed.
Our agreements with Super Micro and Avnet expire in May 2017 and May 2019, respectively, with the option to terminate upon each annual renewal thereafter, and do not contain any minimum long-term commitment to manufacture our solutions. Further, any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end-customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. Our agreements with Super Micro and Avnet do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our hardware appliances, and any disruption in the availability or quality of these components could delay shipments of our appliances and damage our channel partner or end-customer relationships.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of our appliances. These components are generally purchased on a purchase order basis through Super Micro and we do not have long-term supply contracts with our suppliers. Our reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a product qualification process that could take months to complete. Furthermore, we extensively test and qualify the components that are used in our appliances to ensure that they meet certain quality and performance specifications. If our supply of certain components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable to us, and we may be required to modify our solutions to interoperate with the replacement components. Any of these developments could extend our lead times, increase the costs of our components or costs of product development and adversely affect our business, operating results and financial condition.
We generally maintain minimal inventory for repairs and a limited number of evaluation and demonstration units, and acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end-customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end-customer relationships.
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end-customers in a timely manner and at competitive prices could be impaired and our competitive, reputation, and operating results could be adversely affected. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end-customer relationships which could adversely impact our revenue and operating results.
We rely upon third parties for the warehousing and delivery of our appliances and replacement parts for support, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of all of our appliances to a third-party logistics provider for worldwide fulfillment. In addition, some of our support offerings commit us to replace defective parts in our appliances as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic locations. As a result of relying on third parties, we have reduced control over shipping and logistics, quality control, security and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have our appliances or replacement products shipped in a timely manner, end-customers may cancel their contracts with us, we may suffer reputational harm and our business, operating results and prospects may be adversely affected.
We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees or the inability to attract and retain qualified personnel could harm our business.
Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of Dheeraj Pandey, our Chief Executive Officer and Chairman, who is critical to the development of our technology, future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. All of our employees work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team or other key personnel. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our solutions, and negatively impact our business, operating results and prospects.
Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area where we are headquartered.
Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards which gives them a substantial amount of personal wealth, especially in light of our recent initial public offering. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us.
Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.
Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results and financial condition.
Once our solutions are deployed, our end-customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end-customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective end-customers, and could harm our business, operating results and financial condition.
Our solutions are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our end-customers and harm to our reputation and business.
Our solutions are highly technical and complex and are often used to store information critical to our end-customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end-customers’ data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end-customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including:

•	lost revenue or lost OEM or other channel partners or end-customers;

•	increased costs, including warranty expense and costs associated with end-customer support as well as development costs to remedy the errors or defects;

•	delays, cancellations, reductions or rescheduling of orders or shipments;

•	product returns or discounts; and

•	damage to our reputation and brand.
In addition, we could face legal claims for breach of contract, product liability, tort or breach of warranty. While many of our contracts with end-customers contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld or might not provide adequate protection if we face such legal claims. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels and recent or impending changes to government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end-customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

•	public sector budgetary cycles and funding authorizations;

•	changes in fiscal or contracting policies;

•	decreases in available government funding;

•	changes in government programs or applicable requirements;

•	the adoption of new laws or regulations or changes to existing laws or regulations;

•	potential delays or changes in the government appropriations or other funding authorization processes; and

•	higher expenses associated with, or delays caused by, diligence and qualifying or maintaining qualification as a government vendor.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business, operating results and prospects.
Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.
A number of companies, both within and outside of the enterprise computing infrastructure industry, hold a large number of patents covering aspects of storage, servers and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. In this regard, we have had correspondence with International Business Machines Corporation, or IBM, regarding their allegations that our products infringe at least five U.S. patents held by IBM. Based upon our review of these claims, we believe we have meritorious defenses to the allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solution infringe their trademark rights in certain countries or territories. If such a claim were to prevail we may have to change the names and branding of our solution in the affected territories and we could incur other costs.
We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our end-customers, suppliers and channel and other partners from damages and costs which may arise from the infringement by our solutions of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our solutions infringe a third party’s intellectual property rights, even if untrue, could harm our relationships with our end-customers and/or channel partners, may deter future end-customers from purchasing our solutions and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our solutions, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.
Our defense of intellectual property rights claims brought against us or our end-customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our solutions to our end-customers and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on acceptable terms or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition and prospects.
The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. We cannot assure you that any patents will be issued with respect to our currently pending patent applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents issued to us will not be challenged, invalidated or circumvented. We have filed for patents in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently issued patents and any patents that may be issued in the future with respect to pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property.
Protecting against the unauthorized use of our intellectual property, solutions and other proprietary rights is expensive and difficult, particularly internationally. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Any such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our solutions are available. An inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition and prospects.
We may become subject to claims that our employees have wrongfully disclosed or we have wrongfully used proprietary information of our employees’ former employers. These claims may be costly to defend and if we do not successfully do so, our business could be harmed.
Many of our employees were previously employed at current or potential competitors. Although we have processes to ensure that our employees do not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we may in the future become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new solutions and features for existing solutions, which could severely harm our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming and a significant distraction to management.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end-customers in the public sector or negatively impact our ability to contract with the public sector.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice, or DOJ, and the General Services Administration, or GSA, have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.
These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010, or the U.K. Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We continue to implement our FCPA/anti-corruption compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
In this regard, in June 2015, we learned of an instance in 2013 in which an individual who was then participating in our consulting partner referral program in Europe engaged in conduct that an end-customer, which was a consortium of Dutch municipalities and for which such individual also had a consulting relationship, contended was improper. That consortium has not indicated that it believes that we engaged in improper conduct and has subsequently purchased additional products from us. We have reviewed the matter and believe that this instance was isolated and does not reflect any systemic problem. We have implemented and continue to implement several remedial actions to reduce the likelihood of instances such as this, including among other things, terminating the referral program and providing training programs for all of our employees.
Any violation of the FCPA, other applicable anticorruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other third-party professional fees.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
Our solutions are subject to United States export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.
Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements to our channel partner agreements; however, no assurance can be given that our channel partners will be able to comply with such requirements.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.
Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.
Increasingly, we derive a significant portion of our revenue from end-customers and channel partners outside the United States. We derived 37%, 33% and 39% of our total revenue from our international customers based on bill-to-location for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We derived 38% and 35% of our total revenue from our international customers based on bill-to-location for the three months ended October 31, 2016 and 2015, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2016, approximately 39% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world, including those relating to the recent U.S. presidential election;

•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

•
greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of non-compliance;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	greater difficulty in identifying, attracting and retaining local experienced personnel, and the costs and expenses associated with such activities;

•	the challenge of managing a development team in geographically disparate locations;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	differing employment practices and labor relations issues;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

•
treatment of revenue from international sources for tax purposes and changes in tax laws, regulations or official interpretations, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions.

As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and other factors could harm our ability to gain future international revenue and, consequently, materially impact our business, operating results and financial condition. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business. Additionally, failure to effectively manage this growth may result in reduced international revenue relative to U.S. revenue, and as a result, a higher effective tax rate due to the overall percentage of total revenue from U.S. customers relative to international customers.
A number of our solutions incorporate software provided under open source licenses which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights and increased competition.
Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “BSD-style” licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including:

•
If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could be increased and our product release and upgrade schedules could be delayed.

•
Open source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform, and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for, and putting price pressure on, our solutions.

•
The licenses under which we license certain types of open source software may require that, if we modify the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses. Therefore, any improper usage of open source could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.

•
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.

If we are unable to successfully address the challenges of integrating offerings based upon open source technology into our business, our business and operating results may be adversely affected and our development costs may increase.
Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.
We expect that our existing cash and cash equivalents, and short-term investments, together with the net proceeds that we received from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
Adverse economic conditions or reduced datacenter spending may adversely impact our revenues and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on enterprise computing technology. Our business depends on the overall demand for enterprise computing infrastructure and on the economic health and general willingness of our current and prospective end-customers to purchase our solutions. Weak economic conditions, or a reduction in enterprise computing spending, would likely adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our solutions.
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the NASDAQ Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended and anticipate that we will continue to expend significant resources, including accounting-related costs, and provide significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.
We are not currently required to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our annual report on Form 10-K for the fiscal year ending July 31, 2018. To comply with the requirements of being a public company, we will need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Class A common stock.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our end-customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end-customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end-customers, we could be held liable for such costs, which may adversely affect our operating results.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism.
A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have an adverse impact on our business and operating results. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Both our corporate headquarters and our sole contract manufacturer are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end-customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.
 If our networks, computer systems or software solutions are breached or unauthorized access to customer data otherwise occurs, our enterprise and our solutions may be perceived as insecure, we may lose existing end-customers or fail to attract new end-customers, our reputation may be damaged and we may incur significant liabilities.
We store, transmit and process our end-customers’ data. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end-customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end-customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing end-customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems, or those of our end-customers, to security breaches and the loss of data. Accordingly, if our cybersecurity systems and measures or those of our contractors, partners and vendors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees, contractors, partners or vendors, our business and prospects could be adversely affected. We could lose or suffer the exposure of sensitive data regarding our business, including intellectual property or other proprietary data, or personally identifiable information of our end-customers, employees and business partners; encounter disruptions in our communications systems that impair our ability to conduct our business operations; and experience degradation in our ability to process customer orders or deliver solutions, affecting our distribution channels and delaying our revenue recognition. Likewise, security vulnerabilities could be exploited or introduced into our solutions, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our end-customers vulnerable to further data loss and cyber incidents.
In addition, if the security measures of our end-customers are compromised, even without any actual compromise of our own systems or of our solutions used by such end-customers, we may face negative publicity or reputational harm if our end-customers or anyone else incorrectly attributes the blame for such security breaches to us or our solutions. If end-customers believe that our solutions do not provide adequate security for the storage of personal or other sensitive or proprietary information or the transmission of such information over the internet, our business will be harmed. End-customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information, which may significantly affect our business and operating results.

Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results. Compliance with such laws could also impair our efforts to maintain and expand our end-customer base, and thereby decrease our revenue.
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state, local and foreign bodies and agencies.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement privacy and security policies, permit end-customers to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personally identifiable information for certain purposes. In addition, a foreign government could require that any personally identifiable information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security- or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. For example, the European Court of Justice in October 2015 issued a ruling invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. Subsequently, EU and United States political authorities adopted the EU-U.S. Privacy Shield on July 12, 2016, which may provide a new mechanism for companies to transfer EU personal data to the United States. We do not rely upon the U.S.-EU Framework for our transfer of EU personal data to the United States, and it is not clear at this time whether we may rely upon the EU-U.S. Privacy Shield in the future. There remains significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States. Additionally, the European Commission recently adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our end-customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our end-customer base and increase our revenue.
Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our end-customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.
We are dependent on the continued availability of the Internet and third-party computer and communications systems.
Our ability to provide services and solutions to our end-customers depends on our ability to communicate with our end-customers through the public Internet and electronic networks that are owned and operated by third parties. In addition, in order to provide customer service and sales on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to process information, which could impede our ability to provide services to our end-customers, harm our reputation, result in a loss of end-customers and adversely affect our business and operating results.
Our estimates of end-customer cost savings may not be indicative of the actual benefits that end-customers experience in the future.
We have based our estimates of the cost savings that end-customers may experience on our internal models, which depend on a variety of assumptions, including publicly-available industry data, our estimates of spending on IT and our industry experience. These assumptions may turn out to be incorrect, may not reflect the specific circumstances faced by an end-customer or could change over time due to a variety of factors, including our assumptions regarding the costs of third-party equipment, software licenses, services, support offerings and IT administration may change over time, may not accurately reflect current market trends or may not accurately reflect the actual costs faced by our end-customers; the prices of our solutions may change; technological changes could render the need for some equipment obsolete; and competitors may offer more favorable pricing or bundle some components together with other products, reducing the cost of the infrastructures or solutions against which we have made our comparisons. As a result, end-customers may not experience these estimated cost savings, and the failure of many of them to do so could harm our brand or our future sales, which could harm our business.
We have expanded and may further expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.
Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. For example, in August 2016, we acquired Calm.io Pte. Ltd., or Calm, and in September 2016, we acquired PernixData, Inc., or PernixData. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of PernixData, Calm, or other companies that we may acquire in the future, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition and prospects.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our platforms.
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile and may decline.
The market price of our Class A common stock has fluctuated and may continue to fluctuate substantially. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the market prices and trading volumes of high technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	the expiration of market stand-off or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;

•	rumored, announced or completed acquisitions of businesses or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major changes in our management or our board of directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results and financial condition.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our Class A common stock in the public markets, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of October 31, 2016, we had 17,100,500 shares of Class A common stock and 125,145,728 shares of Class B common stock outstanding.
We, all of our directors and executive officers and holders of substantially all of our common stock, or securities exercisable for or convertible into our common stock are subject to market stand-off agreements or have agreed not to offer, sell or agree to sell, directly or indirectly, any shares of common stock without the permission of each of Goldman, Sachs & Co. and Morgan Stanley & Co. LLC on behalf of the underwriters, of our initial public offering, for a period of 180 days from the date of our initial public offering. When the lock-up period expires, we and our security holders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.
In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our Amended and Restated Investors’ Rights Agreement, or the Investors’ Rights Agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. We have also registered the offer and sale of all shares of Class A and Class B common stock that we may issue under our equity compensation plans.
We may also issue our shares of Class A common stock or securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our initial public offering, including our directors, executive officers, and employees and their affiliates, and significant stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2016, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold almost all of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

In addition, the holders of Class B common stock collectively will continue to control all matters submitted to our stockholders for approval even if their stock holdings represent less than 50% of the outstanding shares of our common stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future, and, as a result, the market price of our Class A common stock could be adversely affected. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests, and, unless earlier converted at the election of the holders of 67% of our outstanding Class B common stock, our amended and restated certificate of incorporation provides for a dual class stock structure for 17 years following the completion of our initial public offering.
Future transfers, whether or not for value, by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers affected for estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
For so long as we remain an “emerging growth company” as defined in the in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our initial public offering; (ii) the first fiscal year after our annual gross revenue is $1 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company” as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of disclosure of information in the filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.
We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
If financial or industry analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our Class A common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	our amended and restated certificate of incorporation provides for a dual class common stock structure for 17 years following the completion of our initial public offering;

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our lead independent director, our president, our secretary or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

•
the ability of our board of directors, by majority vote, to amend our amended and restated bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.
We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near term.
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures on expanding our research and development efforts, sales and market efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
a) Sale of Unregistered Securities
From August 1, 2016 through September 30, 2016 (the date of the filing of our registration statement on Form S-8, File No. 333-213888), the Registrant (a) granted to its officers, directors, employees, consultants and other service providers options or restricted stock to purchase an aggregate of 1,039,950 shares of common stock at exercise prices ranging from $12.00 to $12.31 per share under its 2010 Stock Plan, or 2010 Plan, and 2011 Stock Plan, or 2011 Plan, (b) granted to its officers, directors, employees, consultants and other service providers RSUs issuable for an aggregate of 3,340,762 shares, including 911,489 RSUs issued upon exchange of 1,361,317 outstanding options as part of a stock option exchange program, under its 2010 Plan, and (c) issued and sold to its officers, directors, employees, consultants and other service providers an aggregate 403,440 shares of common stock upon exercise of options or issuance of restricted stock under its 2010 Plan and 2011 Plan at exercise prices ranging from $0.49 to $15.64 per share, for an average weighted-exercise price of $2.90 per share. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and each transaction was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in reliance on (i) Section 4(2) of the Securities Act (or Regulation D promulgated thereunder) as transactions not involving a public offering, (ii) Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule, or (iii) Regulation S promulgated under the Securities Act as transactions made outside of the United States. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.
From August 1, 2016 through October 31, 2016, the Registrant issued an aggregate of 2,239,536 shares of common stock to a total of 25 accredited investors in connection with its acquisition of certain companies. The issuance of such shares was deemed exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder).  The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with the Registrant, to information about the Registrant. The sales of these securities were made without any general solicitation or advertising.
b) Use of Proceeds from Public Offering of Common Stock
We filed a Registration Statement on Form S-1 (File No. 333-208711) for an IPO of our Class A common stock, which was declared effective by the Securities and Exchange Commission on September 29, 2016. In that offering, an aggregate of 17,100,500 shares (inclusive of 2,230,500 shares of Class A common stock from the full exercise of the over-allotment option granted to the underwriters) of Class A common stock were sold on our behalf. The public offering price of the shares sold in the IPO was $16.00 per share. The total gross proceeds from the offering were $273.6 million. After deducting underwriting discounts and commissions totaling $19.2 million and other estimated issuance costs of $5.1 million, the aggregate net proceeds received by us was $249.4 million. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on September 30, 2016 pursuant to Rule 424(b). The managing underwriters of our IPO were Goldman, Sachs & Co. and Morgan Stanley & Co LLC.
Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.
Item 6.    Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2016	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.					X
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*
These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nutanix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.