Form 10-Q
period 2017-01-31
Nutanix, Inc.
filed 2017-03-10
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2017, the registrant had 49,229,484 shares of Class A common stock, $0.000025 par value per share, and 93,984,946 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “plan,” “intend,” “could,” “would,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our future revenue, cost of revenue, and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support and other services revenue, and changes in research and development, sales and marketing and general and administrative expenses;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the productivity of our sales team;

•
our beliefs and objectives for future operations, including plans to continue to invest in our global engineering, research and development, and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our solutions;

•	maintaining and expanding our end-customer base and our relationships with our channel and OEM partners;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only, and in the mix of the types of appliances we sell; and

•	sufficiency of cash to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	As of
	July 31, 2016	January 31, 2017
Assets
Current assets:
Cash and cash equivalents	$99,209	$226,006
Short-term investments	85,991	129,147
Accounts receivable—net	110,659	151,224
Deferred commissions—current	17,864	19,230
Prepaid expenses and other current assets	16,138	18,192
Total current assets	329,861	543,799
Property and equipment—net	42,218	51,944
Deferred commissions—non-current	19,029	25,712
Intangible assets—net	—	27,217
Goodwill	—	16,784
Other assets—non-current	7,978	5,261
Total assets	$399,086	$670,717

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$52,111	$65,231
Accrued compensation and benefits	24,547	36,645
Accrued expenses and other liabilities	5,537	6,404
Deferred revenue—current	130,569	186,255
Total current liabilities	212,764	294,535
Deferred revenue—non-current	165,896	234,361
Senior notes	73,260	—
Convertible preferred stock warrant liability	9,679	—
Early exercised stock options liability	2,320	1,509
Other liabilities—non-current	1,103	8,429
Total liabilities	465,022	538,834
Commitments and contingencies (Note 7)
Convertible preferred stock:
Convertible preferred stock	310,379	—
Stockholders’ (deficit) equity:
Common stock	1	4
Additional paid-in capital	65,629	829,249
Accumulated other comprehensive loss	(12)	(170)
Accumulated deficit	(441,933)	(697,200)
Total stockholders’ (deficit) equity	(376,315)	131,883
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$399,086	$670,717
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
Revenue:
Product	$81,229	$138,508	$151,625	$268,165
Support and other services	21,468	43,687	38,828	80,839
Total revenue	102,697	182,195	190,453	349,004
Cost of revenue:
Product	29,977	58,403	57,634	110,613
Support and other services	7,959	18,443	15,381	35,995
Total cost of revenue	37,936	76,846	73,015	146,608
Gross profit	64,761	105,349	117,438	202,396
Operating expenses:
Sales and marketing	66,128	111,244	124,727	240,019
Research and development	26,024	70,914	49,881	146,195
General and administrative	7,840	15,481	15,215	44,853
Total operating expenses	99,992	197,639	189,823	431,067
Loss from operations	(35,231)	(92,290)	(72,385)	(228,671)
Other income (expense)—net	2,646	(421)	1,775	(26,133)
Loss before provision for income taxes	(32,585)	(92,711)	(70,610)	(254,804)
Provision for income taxes	620	501	1,140	577
Net loss	$(33,205)	$(93,212)	$(71,750)	$(255,381)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.66)	$(1.66)	$(2.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	43,666,825	141,996,600	43,252,879	108,185,194
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
Net loss	$(33,205)	$(93,212)	$(71,750)	$(255,381)
Other comprehensive loss—net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(26)	(150)	(1)	(158)
Total other comprehensive loss—net of tax	(26)	(150)	(1)	(158)
Comprehensive loss	$(33,231)	$(93,362)	$(71,751)	$(255,539)
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended January 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(71,750)	$(255,381)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,822	18,172
Stock-based compensation	10,336	143,335
Loss on debt extinguishment	—	3,320
Change in fair value of convertible preferred stock warrant liability	(1,904)	21,133
Other	(327)	929
Changes in operating assets and liabilities:
Accounts receivable—net	(13,374)	(39,730)
Deferred commission	(9,179)	(8,049)
Prepaid expenses and other assets	2,088	(2,707)
Accounts payable	(8,034)	11,342
Accrued compensation and benefits	1,484	11,811
Accrued expenses and other liabilities	(3,514)	1,594
Deferred revenue	81,209	118,143
Net cash (used in) provided by operating activities	(1,143)	23,912
Cash flows from investing activities:
Purchases of property and equipment	(20,021)	(24,616)
Purchases of investments	(31,546)	(117,550)
Maturities of investments	40,285	41,200
Sale of investments	—	32,640
Payments for business acquisitions, net of cash acquired	—	(184)
Net cash used in investing activities	(11,282)	(68,510)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	254,455
Payments of offering costs, net	(2,659)	(1,609)
Proceeds from exercise of stock options, net of repurchases	1,978	2,180
Repayment of senior notes	—	(75,000)
Debt extinguishment costs	—	(1,580)
Payment of debt in conjunction with a business acquisition	—	(7,124)
Other	836	73
Net cash provided by financing activities	155	171,395
Net (decrease) increase in cash and cash equivalents	(12,270)	126,797
Cash and cash equivalents—beginning of period	67,879	99,209
Cash and cash equivalents—end of period	$55,609	$226,006
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,489	$2,344
Cash paid for interest	$—	$1,271
Supplemental disclosures of non-cash investing and financing information:
Vesting of early exercised stock options	$1,995	$920
Purchases of property and equipment included in accounts payable	$5,771	$6,983
Offering costs included in accounts payable	$803	$51
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$310,379
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$—	$30,812
Issuance of common stock for business acquisitions	$—	$27,063
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
Initial Public Offering—In October 2016, the Company completed its initial public offering (“IPO”) of Class A common stock, in which it sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. Additionally, offering costs incurred by the Company totaled $5.2 million. Immediately prior to the closing of the Company’s IPO, all outstanding shares of common stock were reclassified as Class B common stock, and all outstanding shares of its convertible preferred stock automatically converted into 76,319,511 shares of common stock on a one-to-one basis and then reclassified as shares of Class B common stock. Following the IPO, the Company has two classes of authorized common stock, Class A common stock, which entitles holders to one vote per share, and Class B common stock which entitles holders to 10 votes per share.

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
Concentration Risk:
Concentration of Revenue and Accounts Receivable—The Company sells its products primarily through Partners, including distributors and resellers, and occasionally directly to end-customers. For the three and six months ended January 31, 2016 and 2017, no end-customer accounted for 10% or more of total revenue.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,
Customers	2016	2017	2016	2017	July 31, 2016	January 31, 2017
Partner A	13%	*	16%	12%	*	*
Partner B	19%	19%	20%	20%	17%	15%
Partner C	13%	16%	12%	15%	12%	*
Partner D	*	*	*	*	23%	16%
Partner E	12%	11%	12%	10%	11%	13%
Partner F	19%	13%	18%	12%	*	*
___________________

*	Less than 10%
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
Recently Adopted Accounting Pronouncement— In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Stock Compensation, which is intended to simplify several aspects of the accounting for share-based payment award transactions. ASU 2016-09 (i) requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, (ii) requires classification of excess tax benefits as an operating activity in the statement of cash flows rather than a financing activity, (iii) eliminates

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the requirement to defer recognition of an excess tax benefit until the benefit is realized through a reduction to taxes payable, (iv) modifies statutory withholding tax requirements and (v) provides for a policy election to account for forfeitures as they occur. The Company early adopted ASU 2016-09 during the three months ended October 31, 2016. As a result of the adoption of ASU 2016-09, the Company recorded excess tax benefits prospectively in its provision for income taxes. Upon adoption, the Company recognized the previously unrecognized foreign excess tax benefits, which resulted in a cumulative effect adjustment of $0.1 million that reduced its accumulated deficit and increased its foreign deferred tax assets, using a modified retrospective transition method. The previously unrecognized U.S. excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to the accumulated deficit. Additionally, the Company elected to account for forfeitures as they occur using a modified retrospective transition method, which requires the Company to record cumulative-effect adjustment to accumulated deficit, and determined that the cumulative impact was immaterial. The Company presents its excess tax benefits as a component of operating cash flows rather than financing cash flows on a prospective basis.
Recently Issued and Not Yet Adopted Accounting Pronouncements—In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances.   The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company beginning August 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 will require the Company to present the change in the amounts described as restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company beginning August 1, 2018, with early adoption permitted. The Company does not believe that adoption of this ASU will have a material impact on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard will be effective for the Company beginning August 1, 2018, and adoption as of the original effective date of August 1, 2017 is permitted. The Company is currently evaluating early adoption of the standard, as well as the method of adoption. The Company's ability to early adopt is dependent on system readiness, and the completion of its analysis of information necessary to restate prior period financial statements if the full retrospective method is utilized. While the Company is continuing to assess all potential impacts of the standard, it currently believes the most significant impact relates to the timing of revenue recognition for certain software licenses sold with post contract support ("PCS") for which it does not have vendor-specific objective evidence of fair value ("VSOE") under current guidance. Under the new standard the requirement to have VSOE for undelivered elements is eliminated and the Company will recognize revenue for such software licenses upon transfer of control to its customers.

3.	BUSINESS COMBINATIONS
Calm Acquisition
On August 22, 2016, the Company completed the acquisition of all outstanding shares of Calm, a company based in Singapore which specializes in container and DevOps automation, for an aggregate purchase price of $7.7 million, net of cash acquired (the “Calm Acquisition”) . Consideration consisted of 528,517 shares of the Company’s common stock and $1.4 million of cash. The preliminary purchase price allocation includes $4.8 million of goodwill and $4.0 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately 4.8 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies. The Company incurred approximately $0.6 million of acquisition costs related to the Calm Acquisition.
The results of operations of Calm are included in the results of the Company beginning on the date the acquisition was completed. Actual and pro forma results of operations have not been presented as the total amounts of revenue and net income are not material to the Company's consolidated results for the six months ended January 31, 2016 and 2017, respectively.
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
As of the date of the PernixData Acquisition, the preliminary purchase price allocation was as follows (in thousands):

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
	$24,270
In-process R&D will be tested for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Once the in-process R&D is completed, the Company will determine a useful life of the asset resulting from the completed in-process R&D and will begin amortizing the asset over its estimated useful life. Once completed, the useful life of the in-process R&D is expected to be approximately 5 to 7 years.
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
The unaudited pro forma combined consolidated financial information is as follows (in thousands, except per share data):

	Six Months Ended January 31,
	2016	2017
Revenue	$194,883	$349,970
Net loss	(87,864)	(256,293)
Basic and diluted net loss per share	(1.95)	(2.36)

4.	FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of July 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Cash equivalents:
Money market funds	$47,305	$—	$—	$47,305
Commercial paper	—	4,999	—	4,999
Short-term investments:
Corporate bonds	—	64,360	—	64,360
Commercial paper	—	21,631	—	21,631
Total measured at fair value	47,305	90,990	—	138,295
Cash				46,905
Total cash, cash equivalents and short-term investments				$185,200
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$9,679	$9,679

	As of January 31, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Cash equivalents:
Money market funds	$115,806	$—	$—	$115,806
Commercial paper	—	44,364	—	44,364
Short-term investments:
Corporate bonds	—	95,228	—	95,228
Commercial paper	—	23,910	—	23,910
U.S. government securities	—	10,009	—	10,009
Total measured at fair value	$115,806	$173,511	$—	289,317
Cash				65,836
Total cash, cash equivalents and short-term investments				$355,153
Financial Liabilities:
Contingent consideration	$—	$—	$2,843	$2,843

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows (in thousands):

	Six Months Ended January 31,
	2016	2017
Convertible preferred stock warrant liability—beginning balance	$11,683	$9,679
Change in fair value*	(1,904)	21,133
Reclassification of unexercised warrants to additional paid-in capital upon the IPO	—	(30,812)
Convertible preferred stock warrant liability—ending balance	$9,779	$—
______________

*	Recorded in the consolidated statements of operations within other expense—net.
A summary of the changes in the fair value of the Company’s contingent consideration is as follows (in thousands):

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Six Months Ended January 31, 2017
Contingent consideration—beginning balance	$—
Assumed in the PernixData Acquisition	2,371
Change in fair value*	472
Contingent consideration—ending balance	$2,843
______________

*	Recorded in the consolidated statements of operations within general and administrative expenses
The Company measures the fair value of its Level 3 contingent consideration liability using the Monte Carlo simulation on projected future payments.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	BALANCE SHEET COMPONENTS
Short-Term Investments—The amortized cost of the Company’s short-term investments approximate their fair value. As of July 31, 2016 and January 31, 2017, unrealized gains or losses from the Company’s short-term investments were immaterial and there were no securities in an unrealized loss position for more than 12 months.
The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, by the contractual maturity date (in thousands):

As of January 31, 2017
Due within 1 year	$87,169
Due after 1 year through 3 years	41,978
Total	$129,147
Property and Equipment—Net—Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life (In months)	As of
		July 31, 2016	January 31, 2017
Computer, production, engineering and other equipment	36	$54,161	$70,219
Demonstration units	12	33,184	40,962
Leasehold improvements	*	6,619	8,213
Furniture and fixtures	60	3,641	4,001
Total property and equipment—gross		97,605	123,395
Less accumulated depreciation and amortization		(55,387)	(71,451)
Total property and equipment—net		$42,218	$51,944
______________

*	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
     Depreciation and amortization expense related to the Company's property and equipment was $6.3 million and $11.8 million, respectively, for the three and six months ended January 31, 2016. Depreciation and amortization expense related to the Company's property and equipment was $9.0 million and $17.2 million, respectively, for the three and six months ended January 31, 2017.
Intangible Assets—Net—Intangible assets, net consists of the following (in thousands):

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

As of January 31, 2017
Indefinite-lived intangible asset:
In-process R&D	$16,100
Finite-lived intangible assets:
Developed technology	7,300
Customer relationships	4,830
Total finite-lived intangible assets, gross	12,130
Total intangible assets, gross	28,230
Less:
Accumulated amortization of developed technology	(598)
Accumulated amortization of customer relationships	(415)
Total accumulated amortization	(1,013)
Intangible assets, net	$27,217
Changes in the net book value of intangible assets are as follows (in thousands):

Six Months Ended January 31, 2017
Intangible assets, net—beginning balance	$—
Acquired in the Calm Acquisition	3,960
Acquired in the PernixData Acquisition	24,270
Amortization of intangible assets *	(1,013)
Intangible assets, net—ending balance	$27,217
______________

*
Represents amortization expense of finite-lived intangible assets recorded in the condensed consolidated statement of operations during the period within product cost of revenue and sales and marketing expenses.

Estimated future amortization expense of finite-lived intangible assets is as follows:

Year Ending July 31:	(In thousands)
2017 (remaining six months)	$1,215
2018	2,220
2019	2,201
2020	2,201
2021	2,201
Thereafter	1,079
Total	$11,117
Accrued Compensation and Benefits—Accrued compensation and benefits consists of the following (in thousands):

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of
	July 31, 2016	January 31, 2017
Accrued commissions	$14,203	$10,270
Accrued vacation	3,490	4,513
Contributions to ESPP withheld	—	13,337
Accrued bonus	3,592	3,486
Other	3,262	5,039
Total accrued compensation and benefits	$24,547	$36,645
Accrued Expenses and Other Liabilities—Accrued expenses and other liabilities consists of the following (in thousands):

	As of
	July 31, 2016	January 31, 2017
Accrued professional services	$3,585	$3,184
Income taxes payable	1,417	1,812
Other	535	1,408
Total accrued expenses and other liabilities	$5,537	$6,404

6.	DEBT
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
Future minimum payments due under operating leases as of January 31, 2017 are as follows:

Year Ending July 31:	(In thousands)
2017 (remaining six months)	$6,086
2018	10,847
2019	10,820
2020	10,402
2021	7,556
Thereafter	2,929
Total	$48,640

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Rent expense incurred under operating leases was $1.5 million and $2.9 million for the three and six months ended January 31, 2016, respectively. Rent expense incurred under operating leases was $2.9 million and $5.8 million for the three and six months ended January 31, 2017, respectively.
Purchase Commitments—In the normal course of business, the Company makes commitments with its third-party hardware contract manufacturers to manufacture its inventories and non-standard components based on its forecasts. These commitments consist of obligations for on-hand inventories and non-cancellable purchase orders for non-standard components. The Company records a charge for firm, non-cancellable and unconditional purchase commitments with its third-party hardware contract manufacturers for non-standard components when and if quantities exceed its future demand forecasts through a charge to cost of product sales. As of January 31, 2017, the Company had approximately $20.7 million of non-cancellable purchase commitments pertaining to its normal operations, and approximately $18.6 million of other purchase obligations with its contract manufacturers.
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
The Convertible Preferred Stock Warrants outstanding prior to the IPO were as follows (in thousands, except for share and per share amounts):

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
Immediately prior to the closing of the Company’s IPO, all outstanding convertible preferred stock warrants automatically converted to common stock warrants, and then were reclassified as Class B common stock warrants. As a result of the automatic conversion of the convertible preferred stock warrants to Class B common stock warrants, the Company revalued the convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. During the three and six months ended January 31, 2017, a total of 717,824 and 772,824 Class B common stock warrants, respectively, were exercised. As a result, during the three and six months ended January 31, 2017, the Company issued a total of 711,935 and 758,464 shares of Class B common stock, respectively, as the contracts allow a net share settlement for Class B common stock. As of January 31, 2017, there were 51,270 Class B common stock warrants outstanding.

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
Preferred Stock
Immediately prior to the closing of the Company's IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors (the "Board"). As of January 31, 2017, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued and outstanding.
Common Stock
In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO, including shares of common stock issued upon the conversion of the Convertible Preferred Stock, were converted into an equivalent number of shares of Class B common stock. As of January 31, 2017, the Company had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of January 31, 2017, 33,500,377 shares of Class A common stock were issued and outstanding and 109,713,179 shares of Class B common stock were issued and outstanding.
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
Stock Plans—In June 2010, the Company adopted the 2010 Stock Plan (“2010 Plan”), and in December 2011, the Company adopted the 2011 Stock Plan (“2011 Plan”). In December 2015, the Board adopted the 2016 Equity Incentive Plan (“2016 Plan” and together with the 2010 Plan and 2011 Plan, the “Stock Plans”), which was amended in September 2016. The Company’s stockholders approved the 2016 Plan in March 2016 and it became effective in connection with the

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Company’s IPO. As a result, upon the IPO, the Company ceased granting additional stock awards under the 2010 Plan and 2011 Plan and the 2010 Plan and 2011 Plan terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms. Under the 2016 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), restricted stock (“RS”), restricted stock units (“RSU”) and stock appreciation rights (“SAR”) to employees, directors and consultants. The Company has initially reserved 22,400,000 shares of the Company’s Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal year 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Board. In addition, up to a maximum of 38,667,284 shares of Class B common stock returned to the 2010 Plan and 2011 Plan as the result of expiration or termination of awards after the IPO will also become available for issuance under the 2016 Plan. As of January 31, 2017, the Company had reserved a total of 81,873,371 shares for the issuance of equity awards under the Stock Plans, of which 18,206,697 shares were still available for grant.
Restricted Stock Units
Performance RSUs. The Company grants RSUs that contain both service and performance conditions to its executives and employees. Vesting of the Performance RSUs is subject to continuous service with the Company and satisfaction of certain liquidity events of the Company, including the expiration of a lock-up period established in connection with the IPO, or both certain liquidity events and specified performance targets (collectively, the “Performance RSUs”). While the Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service condition has been satisfied when it is probable that the performance conditions will be met, vesting and settlement of the Performance RSUs are subject to the performance conditions actually being met. During the three months ended October 31, 2016, the Company began to recognize Performance RSUs with liquidity event performance conditions as the satisfaction of the performance conditions for vesting became probable.
The Company’s summary of Performance RSUs activity under the Stock Plans is as follows:

	Number of Shares	Grant Date Fair Value per Share
Outstanding—July 31, 2016	12,265,369	$13.23
Granted	8,020,980	21.98
Released	(4,375)	14.80
Canceled/forfeited	(410,208)	14.82
Outstanding—January 31, 2017	19,871,766	16.74
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
Employee Stock Purchase Plan—In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by the Company’s stockholders in March 2016 (the “2016 ESPP”). The 2016 ESPP became effective in connection with the Company’s IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP will also include an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Board.

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
On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
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

Six Months Ended January 31, 2017
Expected term (in years)	0.75
Risk-free interest rate	0.6%
Volatility	50.6%
Dividend yield	—%
Stock-Based Compensation —Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
Cost of revenue:
Product	$104	$848	$213	$1,814
Support and other services	241	2,389	534	5,739
Sales and marketing	1,964	15,528	4,082	49,419
Research and development	1,612	28,759	3,241	62,785
General and administrative	1,029	5,083	2,266	23,578
Total stock-based compensation expense	$4,950	$52,607	$10,336	$143,335

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations by type of awards is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
RSUs *	$—	$36,677	$—	$119,008
Stock options *	4,950	5,121	10,336	11,013
ESPP	—	10,809	—	13,314
Total stock-based compensation expense	$4,950	$52,607	$10,336	$143,335
_____________

*	Includes stock-compensation expense related to stock awards with performance conditions, which vesting was deemed probable during the six months ended January 31, 2017.
As of January 31, 2017, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $272.6 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.

12.	INCOME TAXES
During the six months ended January 31, 2017, the income tax provision of $0.6 million primarily consisted of foreign taxes on the Company's international operations and U.S. state income taxes, offset by the partial release of $1.5 million of the U.S. valuation allowance in connection with the PernixData Acquisition and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with the PernixData Acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, the Company released a portion of the U.S. valuation allowance. During the three months ended January 31, 2017, the income tax provision of $0.5 million primarily consisted of foreign taxes on our international operations and state income taxes in the U.S. During the three and six months ended January 31, 2016, the income tax provision of $0.6 million and $1.1 million, respectively, primarily consisted of foreign taxes on our international operations and state income taxes in the U.S.

13.	NET LOSS PER SHARE
The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
Numerator:
Net loss	$(33,205)	$(93,212)	$(71,750)	$(255,381)
Denominator:
Weighted-average shares—basic and diluted	43,666,825	141,996,600	43,252,879	108,185,194
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.66)	$(1.66)	$(2.36)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three and Six Months Ended January 31,
	2016	2017
Stock awards	34,306,230	44,813,334
Common stock subject to repurchase	1,504,001	551,750
Common stock warrants	—	51,270
Convertible preferred stock	76,319,511	—
Convertible preferred stock warrants	824,094	—
Total	112,953,836	45,416,354

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

14.	SEGMENT INFORMATION
The following table sets forth revenue by geographic area based on bill-to location (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
U.S.	$61,720	$102,173	$118,448	$205,044
Europe, the Middle East and Africa	20,982	33,272	37,343	57,520
Asia-Pacific	13,681	37,382	24,835	66,290
Other Americas	6,314	9,368	9,827	20,150
Total revenue	$102,697	$182,195	$190,453	$349,004
As of July 31, 2016 and January 31, 2017, $30.0 million and $58.0 million, respectively, of the Company’s long-lived assets, net were located in the U.S.

15.	RELATED PARTY TRANSACTIONS
The Company enters into various transactions with its related parties in the normal course of business. During the three months ended January 31, 2016 and 2017, the Company’s purchases of goods or services from related parties totaled $0.3 million and $0.5 million, respectively. During the six months ended January 31, 2016 and 2017, the Company’s purchases of goods or services from related parties totaled $0.7 million and $0.7 million, respectively. Amounts payable to related parties as of July 31, 2016 and January 31, 2017 were immaterial. Revenue from related parties for the three months ended January 31, 2016 and 2017 were immaterial. Revenue from related parties for the six months ended January 31, 2016 and 2017 were $0.2 million and $0.1 million, respectively. The Company did not have any receivables outstanding from related parties as of July 31, 2016 and January 31, 2017, respectively.
In connection with the PernixData Acquisition (see Note 3), entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of the Company’s outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData Acquisition. These entities received 625,478 shares of the Company’s common stock in the PernixData Acquisition, as well as the right to receive up to approximately $2.7 million in cash in the event the contingent consideration becomes payable. Two members of the Board are affiliated with Lightspeed Venture Partners.
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
We have a broad and diverse base of 5,382 end-customers as of January 31, 2017, including 473 Global 2000 enterprises. We define the number of end-customers as the number of end-customers for which we have received an order by the last day of the period, excluding partners to which we have sold product for their own demonstration purposes. A single organization or customer may represent multiple end-customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end-customer base has grown rapidly. The number of end-customers grew from 2,638 as of January 31, 2016 to 5,382 as of January 31, 2017. Our platform is primarily sold through channel partners, including distributors and resellers, and delivered directly to our end-customers. A major part of our sales and marketing investment is to educate our end-customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, or VDI, unified communications and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end-customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.
We have invested heavily in the growth of our business, including the development of our solutions, build-out of our global sales force and the acquisitions of Calm.io Pte. Ltd., or Calm, and PernixData, Inc., or PernixData, during the six months ended January 31, 2017. The number of our full-time employees increased from 1,589 as of January 31, 2016 to 2,559 as of January 31, 2017. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
In October 2016, we completed our initial public offering, or IPO, of Class A common stock, in which we sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. Offering costs incurred by the Company were $5.2 million.
Our total revenue was $190.5 million and $349.0 million for the six months ended January 31, 2016 and 2017, respectively, representing year-over-year growth of 83.2%. Our net losses were $71.8 million and $255.4 million for the six months ended January 31, 2016 and 2017, respectively. Net cash used in operating activities was $1.1 million for the six months ended January 31, 2016 and net cash generated from operations was $23.9 million for the six months ended January 31, 2017. Free cash flow was an outflow of $21.2 million for the six months ended January 31, 2016 and an outflow of $0.7 million for the six months ended January 31, 2017. Our cash flow amounts for the six months ended January 31, 2017 include approximately $13.3 million of ESPP contributions withheld from employees. As of January 31, 2017, we had an accumulated deficit of $697.2 million.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
	(Dollars in thousands)
Total revenue	$102,697	$182,195	$190,453	$349,004
Billings	$143,373	$227,380	$271,662	$467,147
Gross margin percentage	63%	58%	62%	58%
Adjusted gross margin percentage	63%	60%	62%	60%
Total deferred revenue	$184,807	$420,616	$184,807	$420,616
Net cash provided by (used in) operating activities	$4,473	$19,752	$(1,143)	$23,912
Free cash flow	$(5,906)	$7,051	$(21,164)	$(704)
Total end-customers	2,638	5,382	2,638	5,382
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
	(Dollars in thousands)
Total revenue	$102,697	$182,195	$190,453	$349,004
Change in deferred revenue (net of acquisitions)	40,676	45,185	81,209	118,143
Billings	$143,373	$227,380	$271,662	$467,147

Gross profit	$64,761	$105,349	$117,438	$202,396
Stock-based compensation	345	3,237	747	7,553
Amortization of intangible assets	—	360	—	598
Adjusted gross profit (non-GAAP)	$65,106	$108,946	$118,185	$210,547
Adjusted gross margin percentage (non-GAAP)	63%	60%	62%	60%

Net cash provided by (used in) operating activities	$4,473	$19,752	$(1,143)	$23,912
Purchases of property and equipment	(10,379)	(12,701)	(20,021)	(24,616)
Free cash flow (non-GAAP)	$(5,906)	$7,051	$(21,164)	$(704)
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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000. We have significantly increased our sales and marketing personnel, which grew by 55% from January 31, 2016 to January 31, 2017. We estimate, based on past experience, that sales team members typically become fully ramped around the time of the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2017, we considered 54% of our global sales team members to be fully productive, while the remaining 46% of our global sales team members are in the process of ramping up. As we shift the focus of some of our sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. For example, this realignment caused what we believe is a short-term impact on the overall productivity of our North American sales teams during the quarter ended January 31, 2017, which we expect to improve over the next few quarters, as well as a reduction in the portion of our billings attributable to large deals. We intend to continue to grow our global sales and marketing team to acquire new end-customers and to increase sales to existing end-customers.
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
Leveraging Channel Partners
We plan to continue to strengthen and expand our network of channel and OEM partners to increase sales to both new and existing end-customers. We believe that increasing channel leverage by investing aggressively in sales enablement and co-marketing with our partners will extend and improve our engagement with a broad set of end-customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel and OEM partners.
Continued Purchases and Upgrades within Existing Customer Base
Our end-customers typically deploy our technology for a specific workload initially. After the initial order, which includes the product and associated maintenance, support and services, by a new end-customer, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end-customer deployments and selling efforts are typically less. As of January 31, 2017, approximately 75% of our end-customers who have been with us for 18 months or more have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, subsequent to the initial purchase during the course of their customer lifetime. Additionally, end-customers who have been with us for 18 months or more have total lifetime orders (which includes the initial order) to date in an amount that is more than 3.8x greater, on average, than their initial order. This number increases to approximately 7.4x, on average, for our 473 Global 2000 end-customers and to more than 16.1x, on average, for our top 25 end-customers. The multiples exclude the effect of one end-customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all our other end-customers. Our business and operating results will depend on our ability to sell additional products to our current existing and future base of end-customers.
Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold as an appliance or as software-only could result in fluctuations in our revenue and gross margins. Software-only sales typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. When we sell our solution as an appliance, the revenue for the appliance and the basic version of our software included in the appliance is generally recognized upon delivery, whereas revenue from software-only transactions is only recognized upon delivery to the extent we have established vendor specific objective evidence, or VSOE, of the fair value of the related maintenance and support contracts, otherwise revenue for the entire arrangement is deferred and recognized over the term of our maintenance and support contracts. Historically, most of our solutions have been delivered on an appliance, and, as a result, most of our historical product revenue has been recognized upon delivery. However, we anticipate that to the extent that broad market adoption of our solutions continues to increase, there may be an increase in the delivery of our software licenses on separately procured hardware. For additional information on our revenue recognition and VSOE, please see the section titled “Critical Accounting Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Prospectus.
Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that will be effective for us beginning August 1, 2018 and permits us the ability to early adopt on August 1, 2017. The standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We are currently evaluating early adoption of the standard, as well as the method of adoption.
While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to the timing of revenue recognition for certain software licenses sold with PCS for which we do not have VSOE under current guidance. Under the new standard the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for such software licenses upon transfer of control to our customers.
Components of Our Results of Operations
Our results of operations for the three and six months ended January 31, 2017 include (i) stock-based compensation related to stock awards with performance conditions, referred to as the performance stock awards, due to our IPO and (ii) the impact of the Calm and PernixData acquisitions, which closed during the six months ended

January 31, 2017. No expense associated with the performance stock awards was recorded prior to our IPO, as the qualifying event (IPO) had not been deemed probable (see Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q). Beginning in the year ended July 31, 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to the performance stock awards during the three months ended October 31, 2016 as the performance condition, a liquidity event or IPO, was deemed probable of achievement.
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
General and administrative.  General and administrative expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. General and administrative expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect general and administrative expense to increase in absolute dollars particularly due to additional legal, accounting, insurance and other costs associated with being a public company, although our general and administrative expense may fluctuate as a percentage of total revenue.
Other Income (Expense)—net

Other income (expense)—net consists primarily of interest income and expense, foreign exchange gains or losses and gains or losses on investments. Upon the completion of our IPO, we reclassified convertible preferred stock warrants, which were classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was re-measured to its then fair value, which was based on the closing per share price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasure them at fair value or incur any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019, or the senior notes, and incurred a loss on debt extinguishment.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$81,229	$138,508	$151,625	$268,165
Support and other services	21,468	43,687	38,828	80,839
Total revenue	102,697	182,195	190,453	349,004
Cost of revenue:
Product (1)(2)	29,977	58,403	57,634	110,613
Support and other services (1)	7,959	18,443	15,381	35,995
Total cost of revenue	37,936	76,846	73,015	146,608
Gross profit	64,761	105,349	117,438	202,396
Operating expenses:
Sales and marketing (1)(2)	66,128	111,244	124,727	240,019
Research and development (1)	26,024	70,914	49,881	146,195
General and administrative (1)	7,840	15,481	15,215	44,853
Total operating expenses	99,992	197,639	189,823	431,067
Loss from operations	(35,231)	(92,290)	(72,385)	(228,671)
Other expense—net	2,646	(421)	1,775	(26,133)
Loss before provision for income taxes	(32,585)	(92,711)	(70,610)	(254,804)
Provision for income taxes	620	501	1,140	577
Net loss	$(33,205)	$(93,212)	$(71,750)	$(255,381)

(1) Includes stock-based compensation expense as follows:
Product Cost of sales	$104	$848	$213	$1,814
Support Cost of sales	241	2,389	534	5,739
Sales and marketing	1,964	15,528	4,082	49,419
Research and development	1,612	28,759	3,241	62,785
General and administrative	1,029	5,083	2,266	23,578
Total stock-based compensation	$4,950	$52,607	$10,336	$143,335

(2) Includes amortization of intangible assets as follows:
Product Cost of sales	$—	$360	$—	$598
Sales and marketing	—	248	—	415
Total amortization of intangible assets	$—	$608	$—	$1,013

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2017	2016	2017
	(As a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	79%	76%	80%	77%
Support and other services	21%	24%	20%	23%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	29%	32%	30%	32%
Support and other services	8%	10%	8%	10%
Total cost of revenue	37%	42%	38%	42%
Gross profit	63%	58%	62%	58%
Operating expenses:
Sales and marketing	64%	62%	66%	69%
Research and development	25%	39%	26%	42%
General and administrative	8%	8%	8%	13%
Total operating expenses	97%	109%	100%	124%
Loss from operations	(34)%	(51)%	(38)%	(66)%
Other income (expense)—net	3%	0%	1%	(7)%
Loss before provision for income taxes	(31)%	(51)%	(37)%	(73)%
Provision for income taxes	1%	0%	1%	0%
Net loss	(32)%	(51)%	(38)%	(73)%
Comparison of the Three and Six Months Ended January 31, 2016 and 2017
Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Product	$81,229	$138,508	$57,279	71%	$151,625	$268,165	$116,540	77%
Support and other services	21,468	43,687	22,219	103%	38,828	80,839	42,011	108%
Total revenue	$102,697	$182,195	$79,498	77%	$190,453	$349,004	$158,551	83%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
U.S.	$61,720	$102,173	$40,453	66%	$118,448	$205,044	$86,596	73%
Europe, the Middle East and Africa	20,982	33,272	12,290	59%	37,343	57,520	20,177	54%
Asia-Pacific	13,681	37,382	23,701	173%	24,835	66,290	41,455	167%
Other Americas	6,314	9,368	3,054	48%	9,827	20,150	10,323	105%
Total revenue	$102,697	$182,195	$79,498	77%	$190,453	$349,004	$158,551	83%

The increase in product revenue for the three and six months ended January 31, 2017 reflects increased domestic and international demand for our solutions as we continue our penetration and expansion in global markets through increased sales and marketing activities. Our total end-customer count increased from 2,638 as of January 31, 2016 to 5,382 as of January 31, 2017.
Support and other services revenue increased in the three and six months ended January 31, 2017 in conjunction with the growth of our end-customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Cost of product revenue	$29,977	$58,403	$28,426	95%	$57,634	$110,613	$52,979	92%
Product gross margin	63%	58%			62%	59%
Cost of support and other services revenue	$7,959	$18,443	$10,484	132%	$15,381	$35,995	$20,614	134%
Support and other services gross margin	63%	58%			60%	55%
Total gross margin percentage	63%	58%			62%	58%
Cost of product revenue
Cost of product revenue increased in the three and six months ended January 31, 2017 due to the corresponding increase in product sales, an increase stock-based compensation expense of $2.9 million and $6.8 million in the three and six months ended January 31, 2017, respectively, compared to the corresponding prior year periods as a result of our IPO, and the amortization of intangible assets related to the acquisitions of PernixData and Calm of $0.4 million and $0.6 million in the three and six months ended January 31, 2017, respectively. Additionally, during the three months ended January 31, 2017, the cost of certain of our hardware components, specifically DRAM and NAND, increased due to supply shortages, resulting in a net increase of 1.6% in our hardware costs as compared to the three months ended October 31, 2016.
The decrease in product gross margin was driven primarily by higher discounting on our core products and increases in component costs indicated above. This was partially offset by cost savings achieved in our procurement process, and changes in product mix. We expect our gross margin percentages to decrease in the three months ended April 30, 2017 due to additional higher costs of DRAM and NAND as a result of continued supply shortages and we expect these costs to continue to increase so long as the DRAM and NAND markets remain supply constrained.
Cost of support and other services revenue
Cost of support and other services revenue increased in the three and six months ended January 31, 2017 due to higher personnel costs of our global customer support organization, resulting from increases in our customer support and services headcount of 114% from January 31, 2016 to January 31, 2017, and higher stock-based compensation expense as a result of our IPO. Support and other services gross margin decreased during the three and six months ended January 31, 2017 primarily due to higher stock-based compensation expense.
Operating Expenses
Sales and Marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Sales and marketing	$66,128	$111,244	$45,116	68%	$124,727	$240,019	$115,292	92%
Percent of total revenue	64%	61%			65%	69%

Sales and marketing expense increased in the three and six months ended January 31, 2017, primarily due to higher stock-based compensation expense as a result of our IPO and higher personnel costs and sales commissions, as our sales and marketing headcount increased by 55% from January 31, 2016 to January 31, 2017. Additionally, as part of our efforts to penetrate and expand in global markets, we have continually increased our marketing activities related to brand awareness, promotions, trade shows and partner programs.
Research and Development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Research and development	$26,024	$70,914	$44,890	172%	$49,881	$146,195	$96,314	193%
Percent of total revenue	25%	39%			26%	42%
Research and development expense increased in the three and six months ended January 31, 2017 primarily due to higher stock-based compensation expense as a result of our IPO, and higher personnel costs as our research and development headcount increased by 64% (inclusive of the additional headcount from the Calm and PernixData acquisition) from January 31, 2016 to January 31, 2017, as we have continued the expansion of our product development activities.
General and Administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
General and administrative	$7,840	$15,481	$7,641	97%	$15,215	$44,853	$29,638	195%
Percent of total revenue	8%	8%			8%	13%
General and administrative expense increased in the three and six months ended January 31, 2017, primarily due to higher stock-based compensation expense as a result of our IPO and higher personnel costs as our general and administrative headcount increased by 35% from January 31, 2016 to January 31, 2017 to support our growing operations and international footprint, as well as costs associated with being a public company.
Other Income (Expense)-net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Other income (expense)-net	$2,646	$(421)	$(3,067)	(116)%	$1,775	$(26,133)	$(27,908)	(1,572)%
Other expense-net for the three months ended January 31, 2017 was primarily due to foreign currency losses while other income-net for the three months ended January 31, 2016 primarily resulted from changes in the fair value of our convertible preferred stock warrant liability.
The increase in other expense-net during the six months ended January 31, 2017 as compared to the six months ended January 31, 2016 was primarily due to $20.4 million of higher charges resulting from changes in the fair value of our convertible preferred stock warrant liability and $3.3 million loss on debt extinguishment resulting from early extinguishment of our senior notes.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Provision for income taxes	$620	$501	$(119)	(19)%	$1,140	$577	$(563)	(49)%
The decrease in income tax expense during the six months ended January 31, 2017 as compared to the six months ended January 31, 2016 was primarily due to a $1.5 million partial release of the U.S. valuation allowance from the PernixData acquisition, partially offset by foreign income taxes as a result of increases in taxable income from our foreign operations as we continued our global expansion. The net deferred tax liability from the PernixData acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, as a result, we released a portion of the U.S. deferred tax asset valuation allowance. During the three months ended January 31, 2017, income tax expense decreased as compared to the three months ended January 31, 2016, primarily due to an increase in losses in certain foreign jurisdictions.
Liquidity and Capital Resources
As of January 31, 2017, we had $226.0 million of cash and cash equivalents and $129.1 million of short-term investments.
Prior to our IPO, we satisfied our liquidity needs primarily through the sale of convertible preferred stock, borrowings from our credit facilities and proceeds from the exercise of stock options. In October 2016, we completed our IPO of Class A common stock and received net proceeds of $254.5 million after deducting underwriting discounts and commissions of $19.2 million, but before deducting offering costs of $5.2 million. Additionally, in September 2016, we fully repaid the outstanding balance of our senior notes. As of January 31, 2017, we did not have any outstanding borrowings.
As discussed above, we have previously granted performance stock awards with vesting subject to satisfaction of one or more performance conditions, including a liquidity event condition tied to our IPO. Subject to the terms of the underlying awards, we anticipate that certain of those performance stock awards will begin to vest during the three months ending April 30, 2017, and will continue to vest periodically thereafter. In February 2017, we changed the method by which withholding taxes resulting from the vesting of such performance stock awards held by our executive officers would be covered to be consistent with that of the rest of our employee population. As a result, in addition to our general employee population being required to sell a portion of the shares that they receive upon vesting of their performance stock awards in order to cover any required withholding taxes (“sell-to-cover”), our executive officers will now also be required to fund any withholding taxes resulting from the vesting of their performance stock awards through a sell-to-cover, as opposed to our previous approach of retaining a number of shares with a value equal to the amount of the tax and remitting cash to the appropriate taxing authorities (“net share settlement”). We expect the sell-to-cover approach to allow us to avoid the large cash outflows that would have otherwise been required to satisfy withholding tax obligations resulting from the anticipated vesting of performance stock awards, including those held by our executive officers, under the net share settlement approach in future periods. In addition, as compared to the net share settlement approach, sell-to-cover will result in more shares being issued into the market as employees’ performance stock awards vest, thereby increasing the dilutive impact of our share-based compensation programs on shareholders.
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

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended January 31,
	2016	2017
Net cash (used in) provided by operating activities	$(1,143)	$23,912
Net cash used in investing activities	(11,282)	(68,510)
Net cash provided by financing activities	155	171,395
	$(12,270)	$126,797
Cash Flows from Operating Activities
Net cash provided by operating activities was $23.9 million for the six months ended January 31, 2017, an increase of $25 million compared to $1.1 million in net cash used in operating activities for the six months ended January 31, 2016. The increase in cash generated from operating activities for the six months ended January 31, 2017 was primarily due to higher billings and collections, partially offset by higher operating expenses as we continued to invest in the longer term growth of our business. Our cash flow amounts for the six months ended January 31, 2017 also include approximately $13.3 million of ESPP contributions withheld from employees.
Cash Flows from Investing Activities
Net cash used in investing activities of $68.5 million for the six months ended January 31, 2017 was due to $117.6 million of purchases of investments, $24.6 million of purchases of property and equipment and $0.2 million of payments for the Calm and PernixData acquisitions, partially offset by $32.6 million of sales and investments and $41.2 million of maturities of investments.
Net cash used in investing activities of $11.3 million for the six months ended January 31, 2016 included $31.5 million purchases of investments and $20.0 million of purchases of property and equipment as we continue to invest in the longer term growth of our business. This was partially offset by $40.3 million of maturities of investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $171.4 million for the six months ended January 31, 2017 was primarily due to net proceeds of $254.5 million, after deducting underwriting discounts and commission from our IPO, partially offset by $76.6 million of repayment of our senior notes including debt extinguishment costs, $7.1 million payment of debt in conjunction with the PernixData acquisition and $1.6 million of payments of offering costs.
Net cash provided by financing activities of $0.2 million for the six months ended January 31, 2016 primarily consisted of $2.0 million of proceeds from exercises of stock options, net of repurchases, and $0.8 million of excess tax benefit from stock-based compensation expense, partially offset by $2.7 million of payments of offering costs.
Debt Obligations
In April 2016, we issued an aggregate principal amount of $75.0 million of senior notes due on April 15, 2019 to Goldman Sachs Specialty Lending Group, L.P. In September 2016, we repaid the entire outstanding principal amount of the senior notes and incurred $3.3 million of loss on debt extinguishment.
Contractual Obligations
The following table summarizes our contractual obligations as of January 31, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 year to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$48,640	$11,744	$21,157	$13,474	$2,265
Other purchase commitments (1)	20,664	20,664	—	—	—
Purchase commitments with contract manufacturers (2)	18,617	18,617	—	—	—
Contingent consideration (3)	5,690	—	5,690	—	—
	$93,611	$51,025	$26,847	$13,474	$2,265
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
As of January 31, 2017, payments related to our above outstanding non-cancellable lease obligations will be made through fiscal 2021.
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
As of January 31, 2017, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of January 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $84.0 million, $126.1 million, $168.5 million and $255.4 million for fiscal 2014, fiscal 2015, fiscal 2016 and the six months ended January 31, 2017, respectively. As of January 31, 2017, we had an accumulated deficit of $697.2 million. In addition to the investments we expect to continue to make to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
We have experienced significant growth in recent periods with total revenue of $127.1 million, $241.4 million and $444.9 million for fiscal 2014, fiscal 2015 and fiscal 2016, respectively, and total revenue of $190.5 million and $349.0 million for the six months ended January 31, 2016 and 2017, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased from 247 as of July 31, 2013 to 1,980 as of July 31, 2016, and to 2,559 as of January 31, 2017, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our information technology, or IT, and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.
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

•
traditional IT systems vendors such as Hewlett Packard Enterprise Company, or HPE, Cisco Systems, Inc., Lenovo Group Ltd., Dell Technologies Inc., or Dell, Hitachi Data Systems Corporation and International Business Machines Corporation, or IBM, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products; and

•	traditional storage array vendors such as Dell, NetApp, Inc., or NetApp, and Hitachi Data Systems Corporation, which typically sell centralized storage products.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products such as VMware, Inc., Cisco Systems, Inc., HPE, Dell and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently announced that it plans to offer a hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. For example, HPE recently announced that it is acquiring Simplivity Corporation, an emerging hyperconverged vendor, in order to bolster its own hyperconverged product line. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.
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
We began selling our products in October 2011. We have a relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. For example, recent changes in our sales organization have impacted our sales productivity, making it difficult to project our business growth. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduce our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
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
Our growth strategy is dependent in large part upon increasing sales of our solutions to new and existing enterprises, service providers and government entities, particularly when such sales result in large orders for our solutions. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller end-customers, which can act as a disincentive to our sales team to pursue these larger end-customers. These risks include:

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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end-customers and sell additional solutions to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. For example, we experienced what we believe is a short-term decrease in sales productivity of our North American sales teams as well as a reduction in the number of large deals executed during the quarter ended January 31, 2017 due to segmentation of our sales force to focus on major accounts and large deals. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. If these new employees do not become fully productive on the timelines that we have projected, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire and train sufficient numbers of effective sales personnel, properly implement changes to the sales organization, or the sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end-customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end-customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end-customers represented 23% and 15%, respectively, of our total revenue for fiscal 2015, represented 15% and 20%, respectively, of our total revenue for fiscal 2016, and represented 12% and 20%, respectively, of our total revenue for the six months ended January 31, 2017. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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

•
the mix of solutions, sold, including the mix between appliance and software-only sales and the mix of the types of appliances that we sell, and the mix of revenue between products and support and other services;

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue. For example, in the three months ended January 31, 2017, the prices of DRAM and NAND components increased due to supply shortages, causing a negative impact on our gross margin. We expect these price increases to continue for the immediate future, and to continue to impact our gross margin. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end-customers in a timely manner and at competitive prices could be impaired and our competitive, reputation, and operating results could be adversely affected. For example, in the three months ended January 31, 2017, the prices of DRAM and NAND components increased due to supply shortages. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end-customer relationships which could adversely impact our revenue and operating results.
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
A number of companies, both within and outside of the enterprise computing infrastructure industry, hold a large number of patents covering aspects of storage, servers and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. In this regard, we have had correspondence with IBM, regarding their allegations that our products infringe at least five U.S. patents held by IBM. Based upon our review of these claims, we believe we have meritorious defenses to the allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solution infringe their trademark rights in certain countries or territories. If such a claim were to prevail we may have to change the names and branding of our solution in the affected territories and we could incur other costs.
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

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls.Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from Trump administration policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.
Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.
Increasingly, we derive a significant portion of our revenue from end-customers and channel partners outside the United States. We derived 37%, 33% and 39% of our total revenue from our international customers based on bill-to-location for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We derived 41% and 38% of our total revenue from our international customers based on bill-to-location for the six months ended January 31, 2017 and 2016, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2017, approximately 39% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world;

•	potential changes in trade relations arising from policy initiatives implemented by the Trump administration, which has been critical of existing and proposed trade agreements;

•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

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
We expect that our existing cash and cash equivalents, and short-term investments, together with the net proceeds that we received from our IPO, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
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
We receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. President Trump and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. This could adversely affect our effective tax rate or result in higher tax liabilities.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The Trump administration has indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. The implementation of these requirements and any changes effected by the Trump administration implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.
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
Sales of a substantial number of shares of our Class A common stock in the public markets, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of January 31, 2017, we had 33,500,377 shares of Class A common stock and 109,713,179 shares of Class B common stock outstanding.
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

In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act of 1933, as amended, pursuant to our Amended and Restated Investors’ Rights Agreement, or the Investors’ Rights Agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock. We have also registered the offer and sale of all shares of Class A and Class B common stock that we may issue under our equity compensation plans.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2017, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold almost all of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended January 31, 2017, an aggregate of 772,824 warrants were exercised into 758,464 shares of Class B common stock at exercise prices ranging from $0.234 to $7.289 per share.

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

Date: March 9, 2017	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
10.1+	Outside Director Compensation Policy.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan or arrangement
* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nutanix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.