Form 10-Q
period 2017-04-30
Nutanix, Inc.
filed 2017-06-02
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37883

NUTANIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-0989767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive, Suite 150 San Jose, CA 95110
(Address of principal executive offices, including zip code)
(408) 216-8360
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of May 19, 2017, the registrant had 80,293,207 shares of Class A common stock, $0.000025 par value per share, and 71,236,428 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	As of
	July 31, 2016	April 30, 2017
Assets
Current assets:
Cash and cash equivalents	$99,209	$200,774
Short-term investments	85,991	149,571
Accounts receivable—net	110,659	170,335
Deferred commissions—current	17,864	22,260
Prepaid expenses and other current assets	16,138	44,313
Total current assets	329,861	587,253
Property and equipment—net	42,218	53,545
Deferred commissions—non-current	19,029	28,039
Intangible assets—net	—	26,609
Goodwill	—	16,636
Other assets—non-current	7,978	6,225
Total assets	$399,086	$718,307

Liabilities, Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$52,111	$83,869
Accrued compensation and benefits	24,547	56,834
Accrued expenses and other liabilities	5,537	9,018
Deferred revenue—current	130,569	207,018
Total current liabilities	212,764	356,739
Deferred revenue—non-current	165,896	255,982
Senior notes	73,260	—
Convertible preferred stock warrant liability	9,679	—
Early exercised stock options liability	2,320	1,185
Other liabilities—non-current	1,103	9,163
Total liabilities	465,022	623,069
Commitments and contingencies (Note 7)
Convertible preferred stock	310,379	—
Stockholders’ (deficit) equity:
Common stock	1	4
Additional paid-in capital	65,629	904,507
Accumulated other comprehensive loss	(12)	(96)
Accumulated deficit	(441,933)	(809,177)
Total stockholders’ (deficit) equity	(376,315)	95,238
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$399,086	$718,307

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
Revenue:
Product	$89,957	$143,142	$241,582	$411,307
Support and other services	24,733	48,621	63,561	129,460
Total revenue	114,690	191,763	305,143	540,767
Cost of revenue:
Product	33,427	62,593	91,061	173,206
Support and other services	9,966	20,613	25,347	56,608
Total cost of revenue	43,393	83,206	116,408	229,814
Gross profit	71,297	108,557	188,735	310,953
Operating expenses:
Sales and marketing	75,849	128,007	200,576	368,026
Research and development	31,390	74,607	81,271	220,802
General and administrative	8,761	15,610	23,976	60,463
Total operating expenses	116,000	218,224	305,823	649,291
Loss from operations	(44,703)	(109,667)	(117,088)	(338,338)
Other income (expense)—net	(2,106)	303	(331)	(25,830)
Loss before provision for income taxes	(46,809)	(109,364)	(117,419)	(364,168)
Provision for income taxes	11	2,613	1,151	3,190
Net loss	$(46,820)	$(111,977)	$(118,570)	$(367,358)
Net loss per share attributable to common stockholders—basic and diluted	$(1.05)	$(0.78)	$(2.72)	$(3.07)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	44,441,954	144,054,432	43,643,451	119,851,586

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
Net loss	$(46,820)	$(111,977)	$(118,570)	$(367,358)
Other comprehensive (loss) income —net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(8)	74	(9)	(84)
Total other comprehensive (loss) income—net of tax	(8)	74	(9)	(84)
Comprehensive loss	$(46,828)	$(111,903)	$(118,579)	$(367,442)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended April 30,
	2016	2017
Cash flows from operating activities:
Net loss	$(118,570)	$(367,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,975	27,934
Stock-based compensation	15,380	193,686
Loss on debt extinguishment	—	3,320
Change in fair value of convertible preferred stock warrant liability	(567)	21,133
Other	(187)	777
Changes in operating assets and liabilities:
Accounts receivable—net	(24,295)	(58,841)
Deferred commission	(14,190)	(13,406)
Prepaid expenses and other assets	(421)	(29,628)
Accounts payable	(3,551)	32,468
Accrued compensation and benefits	4,819	32,000
Accrued expenses and other liabilities	(2,147)	5,291
Deferred revenue	126,024	160,527
Net cash provided by operating activities	1,270	7,903
Cash flows from investing activities:
Purchases of property and equipment	(33,419)	(37,797)
Purchases of investments	(85,740)	(156,420)
Maturities of investments	66,613	59,542
Sale of investments	—	32,640
Payments for business acquisitions, net of cash acquired	—	(184)
Net cash used in investing activities	(52,546)	(102,219)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	254,455
Payments of offering costs, net	(2,791)	(1,609)
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	2,747	26,662
Repayment of senior notes	—	(75,000)
Debt extinguishment costs	—	(1,580)
Payment of debt in conjunction with a business acquisition	—	(7,124)
Proceeds from long-term debt - net of issuance costs	73,319	—
Other	836	77
Net cash provided by financing activities	74,111	195,881
Net increase in cash and cash equivalents	22,835	101,565
Cash and cash equivalents—beginning of period	67,879	99,209
Cash and cash equivalents—end of period	$90,714	$200,774
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,093	$3,559
Cash paid for interest	$—	$1,271
Supplemental disclosures of non-cash investing and financing information:
Vesting of early exercised stock options	$2,658	$1,293
Purchases of property and equipment included in accounts payable	$2,932	$4,496
Offering costs included in accounts payable	$980	$51
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$310,379
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$—	$30,812
Issuance of common stock for business acquisitions	$—	$27,063

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
Principles of Consolidation and Significant Accounting Policies—The condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries including the acquisitions of Calm and PernixData, have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements contained in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on September 28, 2016.
Use of Estimates—The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling prices for products and related support; determination of fair value of common stock and convertible preferred stock, fair value of stock options and convertible preferred stock warrant liability; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; warranty liability; commissions expense; fair value of assets and liabilities acquired in business combinations; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Concentration Risk:
Concentration of Revenue and Accounts Receivable—The Company sells its products primarily through Partners, including distributors and resellers, and occasionally directly to end-customers. For the three and nine months ended April 30, 2016 and 2017, no end-customer accounted for 10% or more of total revenue.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,
Customers	2016	2017	2016	2017	July 31, 2016	April 30, 2017
Partner A	15%	*	16%	10%	*	*
Partner B	21%	18%	20%	20%	17%	12%
Partner C	16%	19%	13%	17%	12%	13%
Partner D	*	*	*	*	23%	*
Partner E	10%	*	11%	*	11%	10%
Partner F	12%	14%	16%	13%	*	12%
___________________

*	Less than 10%
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Goodwill, Intangible Assets and Impairment Assessment—Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination, and is allocated to the Company's single reporting unit. The Company evaluates goodwill for impairment on an annual basis as of May 1st or more frequently if it believes impairment indicators exist. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The Company operates under one reporting unit and for its annual goodwill impairment test, it determines the fair value of its reporting unit based on its enterprise value. The Company may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying value. If, after assessing the qualitative factors, the Company determines that it is more likely than not that the fair value of its reporting unit is less than its carrying value, the two-step impairment analysis will be performed. In the first step, to identify a potential impairment, the Company compares the fair value of its reporting unit with its carrying amount. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be performed. In the second step, the Company compares the implied fair value of the reporting unit with its carrying amount. Any excess of the reporting unit carrying value over the respective implied fair value is recognized as an impairment loss.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements—    In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years.  Early adoption is permitted under certain circumstances. The Company is currently evaluating the effect the adoption of this guidance will have on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. An impairment charge will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for the Company beginning August 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. As the Company evaluates goodwill for impairment on an annual basis as of May 1st, the Company plans to early adopt ASU 2017-04 in fiscal 2017 and the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

3.	BUSINESS COMBINATIONS
Calm Acquisition
On August 22, 2016, the Company completed the acquisition of all outstanding shares of Calm, a company based in Singapore which specializes in container and DevOps automation, for an aggregate purchase price of $7.7 million, net of cash acquired (the “Calm Acquisition”). Consideration consisted of 528,517 shares of the Company’s common stock and $1.4 million of cash. The preliminary purchase price allocation includes $4.8 million of goodwill and $4.0 million of identifiable intangible assets, which primarily consist of developed technology, with an expected useful life of approximately 4.8 years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies. The Company incurred approximately $0.6 million of acquisition costs related to the Calm Acquisition.
The results of operations of Calm are included in the results of the Company beginning on the date the acquisition was completed. Actual and pro forma results of operations have not been presented as the total amounts of revenue and net income are not material to the Company's consolidated results for the nine months ended April 30, 2017.
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
As of the date of the PernixData Acquisition, the preliminary purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$1,051
Accounts receivable	718
Goodwill	11,817
Intangible assets	24,270
Other assets	761
Deferred revenue	(6,007)
Debt	(7,124)
Other liabilities	(2,479)
Total	$23,007
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not expected to be deductible for income tax purposes. The goodwill in this transaction is primarily attributable to the acquired workforce and expected operating synergies.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The acquired identifiable intangible assets consist of (in thousands, except estimated useful life):

	Amount	Estimated Useful Life (in years)
In-process R&D	$16,100	—
Developed technology	3,570	5
Customer relationships	4,600	6
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
The unaudited pro forma combined consolidated financial information is as follows (in thousands, except per share data):

	Nine Months Ended April 30,
	2016	2017
Revenue	$312,493	$541,579
Net loss	$(141,281)	$(367,764)
Basic and diluted net loss per share	$(3.12)	$(3.03)

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

4.	FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows (in thousands):

	As of July 31, 2016
	Level I	Level II	Level III	Total
Financial Assets:
Cash equivalents:
Money market funds	$47,305	$—	$—	$47,305
Commercial paper	—	4,999	—	4,999
Short-term investments:
Corporate bonds	—	64,360	—	64,360
Commercial paper	—	21,631	—	21,631
Total measured at fair value	47,305	90,990	—	138,295
Cash				46,905
Total cash, cash equivalents and short-term investments				$185,200
Financial Liabilities:
Convertible preferred stock warrant liability	$—	$—	$9,679	$9,679

	As of April 30, 2017
	Level I	Level II	Level III	Total
Financial Assets:
Cash equivalents:
Money market funds	$78,795	$—	$—	$78,795
Commercial paper	—	49,690	—	49,690
Short-term investments:
Corporate bonds	—	100,774	—	100,774
Commercial paper	—	38,810	—	38,810
U.S. government securities	—	9,987	—	9,987
Total measured at fair value	$78,795	$199,261	$—	278,056
Cash				72,289
Total cash, cash equivalents and short-term investments				$350,345
Financial Liabilities:
Contingent consideration	$—	$—	$2,547	$2,547

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows (in thousands):

	Nine Months Ended April 30,
	2016	2017
Convertible preferred stock warrant liability—beginning balance	$11,683	$9,679
Change in fair value*	(567)	21,133
Reclassification of unexercised warrants to additional paid-in capital upon the IPO	—	(30,812)
Convertible preferred stock warrant liability—ending balance	$11,116	$—

______________

*	Recorded in the consolidated statements of operations within other income (expense)—net.
A summary of the changes in the fair value of the Company’s contingent consideration is as follows (in thousands):

Nine Months Ended April 30, 2017
Contingent consideration—beginning balance	$—
Assumed in the PernixData Acquisition	2,371
Change in fair value*	176
Contingent consideration—ending balance	$2,547
______________

*	Recorded in the consolidated statements of operations within general and administrative expenses
The Company remeasures the fair value of its Level 3 contingent consideration liability using the Monte Carlo simulation on projected future payments.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

5.	BALANCE SHEET COMPONENTS
Short-Term Investments—The amortized cost of the Company’s short-term investments approximate their fair value. As of July 31, 2016 and April 30, 2017, unrealized gains or losses from the Company’s short-term investments were immaterial and there were no securities in an unrealized loss position for more than 12 months.
The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, by the contractual maturity date (in thousands):

As of April 30, 2017
Due within 1 year	$126,291
Due after 1 year through 3 years	23,280
Total	$149,571
Property and Equipment—Net—Property and equipment, net consists of the following (in thousands):

	Estimated Useful Life (In months)	As of
		July 31, 2016	April 30, 2017
Computer, production, engineering and other equipment	36	$54,161	$78,616
Demonstration units	12	33,184	41,882
Leasehold improvements	*	6,619	8,773
Furniture and fixtures	60	3,641	4,296
Total property and equipment—gross		97,605	133,567
Less accumulated depreciation and amortization		(55,387)	(80,022)
Total property and equipment—net		$42,218	$53,545
______________

*	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
     Depreciation and amortization expense related to the Company's property and equipment was $7.2 million and $19.0 million, respectively, for the three and nine months ended April 30, 2016. Depreciation and amortization expense related to the Company's property and equipment was $9.2 million and $26.3 million, respectively, for the three and nine months ended April 30, 2017.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Intangible Assets—Net—Intangible assets, net consists of the following (in thousands):

As of April 30, 2017
Indefinite-lived intangible asset:
In-process R&D	$16,100
Finite-lived intangible assets:
Developed technology	7,300
Customer relationships	4,830
Total finite-lived intangible assets, gross	12,130
Total intangible assets, gross	28,230
Less:
Accumulated amortization of developed technology	(665)
Accumulated amortization of customer relationships	(956)
Total accumulated amortization	(1,621)
Intangible assets, net	$26,609
Changes in the net book value of intangible assets are as follows (in thousands):

Nine Months Ended April 30, 2017
Intangible assets, net—beginning balance	$—
Acquired in the Calm Acquisition	3,960
Acquired in the PernixData Acquisition	24,270
Amortization of intangible assets *	(1,621)
Intangible assets, net—ending balance	$26,609
______________

*
Represents amortization expense of finite-lived intangible assets recorded in the condensed consolidated statement of operations during the period within product cost of revenue and sales and marketing expenses.

Estimated future amortization expense of finite-lived intangible assets is as follows:

Year Ending July 31:	(In thousands)
2017 (remaining three months)	$607
2018	2,220
2019	2,201
2020	2,201
2021	2,201
Thereafter	1,079
Total	$10,509

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Compensation and Benefits—Accrued compensation and benefits consists of the following (in thousands):

	As of
	July 31, 2016	April 30, 2017
Accrued commissions	$14,203	$12,979
Accrued vacation	3,490	6,172
Contributions to ESPP withheld	—	3,773
Accrued bonus	3,592	4,709
Payroll taxes payable	1,234	24,198
Other	2,028	5,003
Total accrued compensation and benefits	$24,547	$56,834
Payroll taxes payable as of April 30, 2017 included $21.9 million related to required tax withholdings on RSU releases made at the end of the three months ended April 30, 2017. As the money to settle these withholding taxes had not been received from the Company's third-party transfer agent as of April 30, 2017, there was a corresponding receivable recognized and shown as part of prepaid expenses and other current assets as of April 30, 2017, and thus had no impact on the Company's total cash from operating activities.
Accrued Expenses and Other Liabilities—Accrued expenses and other liabilities consists of the following (in thousands):

	As of
	July 31, 2016	April 30, 2017
Accrued professional services	$3,585	$4,181
Income taxes payable	1,417	3,446
Other	535	1,391
Total accrued expenses and other liabilities	$5,537	$9,018

6.	DEBT
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES
Operating Leases—The Company has commitments for future payments related to its office facility leases and other contractual obligations. The Company leases its office facilities under non-cancelable operating lease agreements expiring through the year ending 2024. Certain of these lease agreements have free or escalating rent payments. The Company recognizes rent expense under such agreements on a straight-line basis over the lease term, with any free or escalating rent payments amortized as a reduction or addition of rent expense over the lease term.
Future minimum payments due under operating leases as of April 30, 2017 are as follows:

Year Ending July 31:	(In thousands)
2017 (remaining three months)	$3,073
2018	12,560
2019	11,832
2020	10,454
2021	7,597
Thereafter	2,934
Total	$48,450
Rent expense incurred under operating leases was $2.2 million and $5.1 million for the three and nine months ended April 30, 2016, respectively. Rent expense incurred under operating leases was $3.0 million and $8.8 million for the three and nine months ended April 30, 2017, respectively.
Purchase Commitments—In the normal course of business, the Company makes commitments with its third-party hardware contract manufacturers to manufacture its inventories and non-standard components based on its forecasts. These commitments consist of obligations for on-hand inventories and non-cancellable purchase orders for non-standard components. The Company records a charge for firm, non-cancellable and unconditional purchase commitments with its third-party hardware contract manufacturers for non-standard components when and if quantities exceed its future demand forecasts through a charge to cost of product sales. As of April 30, 2017, the Company had approximately $23.8 million of non-cancellable purchase commitments pertaining to its normal operations, and approximately $58.3 million of other purchase obligations with its contract manufacturers.
Guarantees and Indemnification— The Company has entered into agreements with some of its Partners and customers that contain indemnification provisions in the event of claims alleging that the Company’s products infringe the intellectual property rights of a third party. The scope of such indemnification varies, and may include, in certain cases, the ability to cure the indemnification by modifying or replacing the product at the Company’s own expense, requiring the return and refund of the infringing product, procuring the right for the partner and/or customer to continue to use or distribute the product, as applicable, and/or defending the partner or customer against and paying any damages from third party actions based upon claims of infringement. Other guarantees or indemnification arrangements include guarantees of product and service performance. The fair value of liabilities related to indemnifications and guarantee provisions are not material and have not had any material impact on the consolidated financial statements to date.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In addition, the Company’s amended and restated certificate of incorporation and amended and restated bylaws provide that the Company will indemnify its directors and officers and may indemnify its employees and other agents to the fullest extent permitted by the Delaware General Corporation Law against certain liabilities. The Company has also entered into indemnification agreements with its directors, officers and certain employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, employees or agents of the Company or another entity for which they are serving in such role at the Company’s request. The Company has also succeeded to obligations requiring it to indemnify certain former officers, directors, and employees of acquired companies as a result of the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its current and former directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any material liabilities related to such indemnification obligations in its consolidated financial statements.
Litigation — From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on the Company’s business, financial position, results of operations or cash flows nor has the Company made any reserves for damages.

8.	CONVERTIBLE PREFERRED STOCK WARRANTS
The Convertible Preferred Stock Warrants outstanding prior to the IPO were as follows (in thousands, except for share and per share amounts):

					Fair Value as of
Class of Shares	Issuance Date	Contractual Term	Number of Shares	Exercise Price per Share	July 31, 2016		IPO Date(1)
Series A warrants	December 21, 2009	10 years	683,644	$0.234	$8,259		$25,883
Series A warrants	May 10, 2010	10 years	85,450	$0.234	1,032		3,235
Series D warrants	November 26, 2013	10 years	10,000	$7.289	77		308
Series D warrants	December 12, 2013	7 years	45,000	$7.289	311		1,386
			824,094		$9,679	(2)	$30,812
______________

(1)	Immediately prior to the closing of the Company’s IPO.
(2) Reflected in the consolidated balance sheets as convertible preferred stock warrant liability.
Immediately prior to the closing of the Company’s IPO, all outstanding convertible preferred stock warrants automatically converted to common stock warrants, and then were reclassified as Class B common stock warrants. As a result of the automatic conversion of the convertible preferred stock warrants to Class B common stock warrants, the Company revalued the convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. During the three and nine months ended April 30, 2017, a total of 17,090 and 789,914 Class B common stock warrants, respectively, were exercised. As a result, during the three and nine months ended April 30, 2017, the Company issued a total of 17,090 and 775,554 shares of Class B common stock, respectively, as the contracts allow a net share settlement for Class B common stock. As of April 30, 2017, there were 34,180 Class B common stock warrants outstanding.

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
Preferred Stock
Immediately prior to the closing of the Company's IPO, the Company filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Company's Board of Directors (the "Board"). As of April 30, 2017, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued and outstanding.
Common Stock
In connection with the IPO, the Company established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO, including shares of common stock issued upon the conversion of the Convertible Preferred Stock, were converted into an equivalent number of shares of Class B common stock. As of April 30, 2017, the Company had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of April 30, 2017, 78,008,947 shares of Class A common stock were issued and outstanding and 73,106,394 shares of Class B common stock were issued and outstanding.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

11.	EQUITY AWARD PLANS
Stock Plans—In June 2010, the Company adopted the 2010 Stock Plan (“2010 Plan”), and in December 2011, the Company adopted the 2011 Stock Plan (“2011 Plan”). In December 2015, the Board adopted the 2016 Equity Incentive Plan (“2016 Plan” and together with the 2010 Plan and 2011 Plan, the “Stock Plans”), which was amended in September 2016. The Company’s stockholders approved the 2016 Plan in March 2016 and it became effective in connection with the Company’s IPO. As a result, upon the IPO, the Company ceased granting additional stock awards under the 2010 Plan and 2011 Plan and the 2010 Plan and 2011 Plan terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms. Under the 2016 Plan, the Company may grant incentive stock options (“ISO”), non-statutory stock options (“NSO”), restricted stock (“RS”), restricted stock units (“RSU”) and stock appreciation rights (“SAR”) to employees, directors and consultants. The Company has initially reserved 22,400,000 shares of the Company’s Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal year 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Board. In addition, up to a maximum of 38,667,284 shares of Class B common stock returned to the 2010 Plan and 2011 Plan as the result of expiration or termination of awards after the IPO will also become available for issuance under the 2016 Plan. As of April 30, 2017, the Company had reserved a total of 81,873,371 shares for the issuance of equity awards under the Stock Plans, of which 15,177,347 shares were still available for grant.
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
The Company’s summary of Performance RSUs activity under the Stock Plans is as follows:

	Number of Shares	Grant Date Fair Value per Share
Outstanding—July 31, 2016	12,265,369	$13.23
Granted	11,543,670	$21.91
Released	(4,249,756)	$16.30
Canceled/forfeited	(617,159)	$16.36
Outstanding—April 30, 2017	18,942,124	$17.76
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
For the first offering period, which began on September 30, 2016, the fair market value of the common stock used for the first offering period was $16, the IPO price of the Company’s Class A common stock, and on April 5, 2017, 1,246,054 shares of common stock were purchased for an aggregate amount of $16.9 million.
The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted-average assumptions on the date of grant (on October 11, 2016 and April 5, 2017):

Nine Months Ended April 30, 2017
Expected term (in years)	0.75
Risk-free interest rate	0.6%
Volatility	51.0%
Dividend yield	—%
Stock-Based Compensation —Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
Cost of revenue:
Product	$98	$610	$311	$2,424
Support and other services	230	2,471	764	8,210
Sales and marketing	2,029	15,726	6,111	65,145
Research and development	1,519	27,041	4,760	89,826
General and administrative	1,168	4,503	3,434	28,081
Total stock-based compensation expense	$5,044	$50,351	$15,380	$193,686

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations by type of awards is as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
RSUs *	$—	$34,875	$—	$153,883
Stock options *	5,044	5,308	15,380	16,321
ESPP	—	10,168	—	23,482
Total stock-based compensation expense	$5,044	$50,351	$15,380	$193,686
_____________

*	Includes stock-compensation expense related to stock awards with performance conditions, which vesting was deemed probable during the nine months ended April 30, 2017.
As of April 30, 2017, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $292.6 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

12.	INCOME TAXES
During the nine months ended April 30, 2017, the income tax provision of $3.2 million primarily consisted of foreign taxes on the Company's international operations and U.S. state income taxes, offset by the partial release of $1.5 million of the U.S. valuation allowance in connection with the PernixData Acquisition and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with the PernixData Acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, the Company released a portion of the U.S. valuation allowance. During the three months ended April 30, 2017, the income tax provision of $2.6 million primarily consisted of foreign taxes on our international operations and state income taxes in the U.S. During the three and nine months ended April 30, 2016, the income tax provision of $0.0 million and $1.2 million, respectively, primarily consisted of foreign taxes on our international operations and state income taxes in the U.S., and was offset by a tax benefit related to the settlement of an uncertain tax position.

13.	NET LOSS PER SHARE
The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
Numerator:
Net loss	$(46,820)	$(111,977)	$(118,570)	$(367,358)
Denominator:
Weighted-average shares—basic and diluted	44,441,954	144,054,432	43,643,451	119,851,586
Net loss per share attributable to common stockholders—basic and diluted	$(1.05)	$(0.78)	$(2.72)	$(3.07)

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three and Nine Months Ended April 30,
	2016	2017
Stock awards	37,614,944	41,204,043
Common stock subject to repurchase	1,227,131	383,736
Common stock warrants	—	34,180
Convertible preferred stock	76,319,511	—
Convertible preferred stock warrants	824,094	—
Total	115,985,680	41,621,959

14.	SEGMENT INFORMATION

The Company’s chief operating decision maker is a group which is comprised of its Chief Executive Officer, Chief Financial Officer and President. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has a single reportable segment.
The following table sets forth revenue by geographic area based on bill-to location (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
U.S.	$75,201	$112,218	$193,649	$317,262
Europe, the Middle East and Africa	19,234	38,023	56,577	95,543
Asia-Pacific	16,278	35,508	41,113	101,798
Other Americas	3,977	6,014	13,804	26,164
Total revenue	$114,690	$191,763	$305,143	$540,767
As of July 31, 2016 and April 30, 2017, $30.0 million and $59.3 million, respectively, of the Company’s long-lived assets, net were located in the U.S.

15.	RELATED PARTY TRANSACTIONS
The Company enters into various transactions with its related parties in the normal course of business. During the three months ended April 30, 2016 and 2017, the Company’s purchases of goods or services from related parties totaled $0.0 million and $0.2 million, respectively. During the nine months ended April 30, 2016 and 2017, the Company’s purchases of goods or services from related parties totaled $0.7 million and $0.9 million, respectively. Amounts payable to related parties as of July 31, 2016 and April 30, 2017 were immaterial. Revenue from related parties for the nine months ended April 30, 2016 and 2017 were $0.5 million and $0.2 million, respectively, and for the three months ended April 30, 2016 and 2017 were $0.2 million and $0.1 million, respectively. Amounts receivable from related parties as of July 31, 2016 and April 30, 2017 were immaterial.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2016 included in our prospectus filed pursuant to Rule 424(b)(4), as amended, on September 28, 2016, or the Prospectus. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
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
We have a broad and diverse base of 6,172 end-customers as of April 30, 2017, including 521 Global 2000 enterprises. We define the number of end-customers as the number of end-customers for which we have received an order by the last day of the period, excluding partners to which we have sold product for their own demonstration purposes. A single organization or customer may represent multiple end-customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end-customer base has grown rapidly. The number of end-customers grew from 3,111 as of April 30, 2016 to 6,172 as of April 30, 2017. Our platform is primarily sold through channel partners, including distributors and resellers, and delivered directly to our end-customers. A major part of our sales and marketing investment is to educate our end-customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, or VDI, unified communications and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end-customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.

We have invested heavily in the growth of our business, including the development of our solutions, build-out of our global sales force and the acquisitions of Calm.io Pte. Ltd., or Calm, and PernixData, Inc., or PernixData, during the nine months ended April 30, 2017. The number of our full-time employees increased from 1,798 as of April 30, 2016 to 2,672 as of April 30, 2017. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
In October 2016, we completed our initial public offering, or IPO, of Class A common stock, in which we sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. We incurred offering costs of $5.2 million.
Our total revenue was $305.1 million and $540.8 million for the nine months ended April 30, 2016 and 2017, respectively, representing year-over-year growth of 77.2%. Our net losses were $118.6 million and $367.4 million for the nine months ended April 30, 2016 and 2017, respectively. Net cash generated from operations was $1.3 million and $7.9 million for the nine months ended April 30, 2016 and April 30, 2017, respectively. Free cash flow was an outflow of $32.1 million for the nine months ended April 30, 2016 and an outflow of $29.9 million for the nine months ended April 30, 2017. As of April 30, 2017, we had an accumulated deficit of $809.2 million.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Total revenue	$114,690	$191,763	$305,143	$540,767
Billings	$159,505	$234,147	$431,167	$701,294
Gross margin percentage	62%	57%	62%	58%
Adjusted gross margin percentage	62%	58%	62%	60%
Total deferred revenue	$229,622	$463,000	$229,622	$463,000
Net cash provided by (used in) operating activities	$2,413	$(16,009)	$1,270	$7,903
Free cash flow	$(10,985)	$(29,190)	$(32,149)	$(29,894)
Total end-customers	3,111	6,172	3,111	6,172
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
Adjusted gross margin percentage—We calculate adjusted gross margin percentage as adjusted gross profit divided by total revenue. We define adjusted gross profit as our gross profit adjusted to exclude stock-based compensation and amortization of acquired intangible assets. Our presentation of adjusted gross margin percentage should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
	(Dollars in thousands)
Total revenue	$114,690	$191,763	$305,143	$540,767
Change in deferred revenue (net of acquisitions)	44,815	42,384	126,024	160,527
Billings	$159,505	$234,147	$431,167	$701,294

Gross profit	$71,297	$108,557	$188,735	$310,953
Stock-based compensation	328	3,081	1,075	10,634
Amortization of intangible assets	—	358	—	956
Adjusted gross profit (non-GAAP)	$71,625	$111,996	$189,810	$322,543
Adjusted gross margin percentage (non-GAAP)	62%	58%	62%	60%

Net cash provided by (used in) operating activities	$2,413	$(16,009)	$1,270	$7,903
Purchases of property and equipment	(13,398)	(13,181)	(33,419)	(37,797)
Free cash flow (non-GAAP)	$(10,985)	$(29,190)	$(32,149)	$(29,894)

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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000. We have significantly increased our sales and marketing personnel, which grew by 47% from April 30, 2016 to April 30, 2017. We estimate, based on past experience, that sales team members typically become fully ramped around the time of the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2017, we considered 57% of our global sales team members to be fully productive, while the remaining 43% of our global sales team members are in the process of ramping up. As we shift the focus of some of our sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. For example, this realignment caused what we believe was a short-term impact on the overall productivity of our North American sales teams, as well as a reduction in the portion of our billings attributable to large deals during the quarter ended January 31, 2017. We are focused on actively managing this realignment, and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end-customers and to increase sales to existing end-customers.
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
Market Adoption of Our Products
The public cloud has changed IT buyer expectations about the simplicity, agility, scalability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our platform, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our platform represents and the relationships our end-customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.
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

Continued Purchases and Upgrades within Existing Customer Base
Our end-customers typically deploy our technology for a specific workload initially. After a new end-customer's initial order, which includes the product and associated maintenance, support and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end-customer deployments and selling efforts are typically less. As of April 30, 2017, approximately 75% of our end-customers who have been with us for 18 months or more have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, subsequent to the initial purchase. Additionally, end-customers who have been with us for 18 months or more have total lifetime orders (which includes the initial order) to date in an amount that is more than 4.0x greater, on average, than their initial order. This number increases to approximately 7.8x, on average, for our 521 Global 2000 end-customers and to more than 18.2x, on average, for our top 25 end-customers as of July 31, 2016. The multiples exclude the effect of one end-customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all our other end-customers. Our business and operating results will depend on our ability to sell additional products to our current existing and future base of end-customers.
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

Components of Our Results of Operations
Our results of operations for the three and nine months ended April 30, 2017 include (i) stock-based compensation related to stock awards with performance conditions, referred to as the performance stock awards, due to our IPO and (ii) the impact of the Calm and PernixData acquisitions, which closed during the nine months ended April 30, 2017. No expense associated with the performance stock awards was recorded prior to our IPO, as the qualifying event (IPO) had not been deemed probable (see Note 11 of Part I, Item 1 of this Quarterly Report on Form 10-Q). Beginning in the year ended July 31, 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to the performance stock awards during the three months ended October 31, 2016 as the performance condition, a liquidity event or IPO, was deemed probable of achievement.
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
Cost of Revenue
Cost of product revenue.  Cost of product revenue consists of costs paid to third-party contract manufacturers, which includes hardware costs, personnel costs (consisting of salaries, benefits, bonuses and stock-based compensation) associated with our operations function and allocated costs (which consist of certain facilities, depreciation and amortization, recruiting, and information technology costs allocated based on headcount). We expect our cost of product revenue to increase in absolute dollars as our product revenue increases.
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

General and administrative.  General and administrative expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. General and administrative expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect general and administrative expense to increase in absolute dollars particularly due to additional legal, accounting, insurance and other costs associated with both our growth and operating as a public company, although our general and administrative expense may fluctuate as a percentage of total revenue.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$89,957	$143,142	$241,582	$411,307
Support and other services	24,733	48,621	63,561	129,460
Total revenue	114,690	191,763	305,143	540,767
Cost of revenue:
Product (1)(2)	33,427	62,593	91,061	173,206
Support and other services (1)	9,966	20,613	25,347	56,608
Total cost of revenue	43,393	83,206	116,408	229,814
Gross profit	71,297	108,557	188,735	310,953
Operating expenses:
Sales and marketing (1)(2)	75,849	128,007	200,576	368,026
Research and development (1)	31,390	74,607	81,271	220,802
General and administrative (1)	8,761	15,610	23,976	60,463
Total operating expenses	116,000	218,224	305,823	649,291
Loss from operations	(44,703)	(109,667)	(117,088)	(338,338)
Other income (expense)—net	(2,106)	303	(331)	(25,830)
Loss before provision for income taxes	(46,809)	(109,364)	(117,419)	(364,168)
Provision for income taxes	11	2,613	1,151	3,190
Net loss	$(46,820)	$(111,977)	$(118,570)	$(367,358)

(1) Includes stock-based compensation expense as follows:
Product Cost of sales	$98	$610	$311	$2,424
Support Cost of sales	230	2,471	764	8,210
Sales and marketing	2,029	15,726	6,111	65,145
Research and development	1,519	27,041	4,760	89,826
General and administrative	1,168	4,503	3,434	28,081
Total stock-based compensation	$5,044	$50,351	$15,380	$193,686

(2) Includes amortization of intangible assets as follows:
Product Cost of sales	$—	$358	$—	$956
Sales and marketing	—	250	—	665
Total amortization of intangible assets	$—	$608	$—	$1,621

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2017	2016	2017
	(As a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	78%	75%	79%	76%
Support and other services	22%	25%	21%	24%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	29%	33%	30%	32%
Support and other services	9%	11%	8%	10%
Total cost of revenue	38%	43%	38%	43%
Gross profit	62%	57%	62%	58%
Operating expenses:
Sales and marketing	66%	67%	66%	68%
Research and development	27%	39%	27%	41%
General and administrative	8%	8%	8%	11%
Total operating expenses	101%	114%	100%	120%
Loss from operations	(39)%	(57)%	(38)%	(63)%
Other income (expense)—net	(2)%	0%	0%	(5)%
Loss before provision for income taxes	(41)%	(57)%	(39)%	(67)%
Provision for income taxes	0%	1%	0%	1%
Net loss	(41)%	(58)%	(39)%	(68)%
Comparison of the Three and Nine Months Ended April 30, 2016 and 2017
Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Product	$89,957	$143,142	$53,185	59%	$241,582	$411,307	$169,725	70%
Support and other services	24,733	48,621	23,888	97%	63,561	129,460	65,899	104%
Total revenue	$114,690	$191,763	$77,073	67%	$305,143	$540,767	$235,624	77%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
U.S.	$75,201	$112,218	$37,017	49%	$193,649	$317,262	$123,613	64%
Europe, the Middle East and Africa	19,234	38,023	18,789	98%	56,577	95,543	38,966	69%
Asia-Pacific	16,278	35,508	19,230	118%	41,113	101,798	60,685	148%
Other Americas	3,977	6,014	2,037	51%	13,804	26,164	12,360	90%
Total revenue	$114,690	$191,763	$77,073	67%	$305,143	$540,767	$235,624	77%

The increase in product revenue for the three and nine months ended April 30, 2017 reflects increased domestic and international demand for our solutions as we continue our penetration and expansion in global markets through increased sales and marketing activities. Our total end-customer count increased from 3,111 as of April 30, 2016 to 6,172 as of April 30, 2017.
Support and other services revenue increased in the three and nine months ended April 30, 2017 in conjunction with the growth of our end-customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Cost of product revenue	$33,427	$62,593	$29,166	87%	$91,061	$173,206	$82,145	90%
Product gross margin	63%	56%			62%	58%
Cost of support and other services revenue	$9,966	$20,613	$10,647	107%	$25,347	$56,608	$31,261	123%
Support and other services gross margin	60%	58%			60%	56%
Total gross margin percentage	62%	57%			62%	58%
Cost of product revenue
Cost of product revenue increased in the three and nine months ended April 30, 2017 due to the corresponding increase in product sales, an increase stock-based compensation expense of $0.5 million and $2.1 million in the three and nine months ended April 30, 2017, respectively, compared to the corresponding prior year periods as a result of our IPO, and the amortization of intangible assets related to the acquisitions of PernixData and Calm of $0.4 million and $1.0 million in the three and nine months ended April 30, 2017, respectively. Additionally, during the three months ended April 30, 2017, the cost of certain of our hardware components, specifically DRAM and NAND, increased due to supply shortages, resulting in a net increase of 8% in our hardware costs as compared to the three months ended January 31, 2017.
The decrease in product gross margin was driven primarily by increases in component costs indicated above and higher discounting on our core products. This was partially offset by cost savings achieved in our procurement process, and changes in product mix. We expect to see continued pressure on the costs of DRAM and NAND as a result of continued supply shortages in the three months ending July 31, 2017 and we expect these costs to continue to increase so long as the DRAM and NAND markets remain supply constrained.
Cost of support and other services revenue
Cost of support and other services revenue increased in the three and nine months ended April 30, 2017 due to higher personnel costs of our global customer support organization, resulting from increases in our customer support and services headcount of 72% from April 30, 2016 to April 30, 2017, and higher stock-based compensation expense as a result of our IPO. Support and other services gross margin decreased during the three and nine months ended April 30, 2017 primarily due to higher stock-based compensation expense.

Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Sales and marketing	$75,849	$128,007	$52,158	69%	$200,576	$368,026	$167,450	83%
Percent of total revenue	66%	67%			66%	68%
Sales and marketing expense increased in the three and nine months ended April 30, 2017, primarily due to higher stock-based compensation expense as a result of our IPO and higher personnel costs and sales commissions, as our sales and marketing headcount increased by 47% from April 30, 2016 to April 30, 2017. Additionally, as part of our efforts to penetrate and expand in global markets, we have continually increased our marketing activities related to brand awareness, promotions, trade shows and partner programs.
Research and Development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Research and development	$31,390	$74,607	$43,217	138%	$81,271	$220,802	$139,531	172%
Percent of total revenue	27%	39%			27%	41%
Research and development expense increased in the three and nine months ended April 30, 2017 primarily due to higher stock-based compensation expense as a result of our IPO, and higher personnel costs as our research and development headcount increased by 51% (inclusive of the additional headcount from the Calm and PernixData acquisition) from April 30, 2016 to April 30, 2017, as we have continued the expansion of our product development activities.
General and Administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
General and administrative	$8,761	$15,610	$6,849	78%	$23,976	$60,463	$36,487	152%
Percent of total revenue	8%	8%			8%	11%
General and administrative expense increased in the three and nine months ended April 30, 2017, primarily due to higher stock-based compensation expense as a result of our IPO and higher personnel costs as our general and administrative headcount increased by 26% from April 30, 2016 to April 30, 2017 to support our growing operations and international footprint, as well as costs associated with being a public company.

Other Income (Expense)-net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Other income (expense)-net	$(2,106)	$303	$2,409	(114)%	$(331)	$(25,830)	$(25,499)	7,704%
Other income (expense)-net for the three months ended April 30, 2017, was primarily related to interest earned on short-term investments. Other expense-net for the three months ended April 30, 2016, primarily resulted from changes in the fair value of our convertible preferred stock warrant liability and interest associated with our senior notes which were repaid in the three months ended October 31, 2016.
The increase in other income (expense)-net during the nine months ended April 30, 2017, as compared to the nine months ended April 30, 2016, was primarily due to $21.7 million of higher charges resulting from changes in the fair value of our convertible preferred stock warrant liability and $3.3 million loss on debt extinguishment resulting from early extinguishment of our senior notes.
Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2016	2017	$	%	2016	2017	$	%
	(In thousands, except percentages)
Provision for income taxes	$11	$2,613	$2,602	23,655%	$1,151	$3,190	$2,039	177%
The increase in income tax expense during the nine months ended April 30, 2017, as compared to the nine months ended April 30, 2016, was primarily due to increases in foreign taxes as we continued our global expansion, partially offset by a $1.5 million partial release of the U.S. valuation allowance from the PernixData acquisition and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability from the PernixData acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, as a result, we released a portion of the U.S. deferred tax asset valuation allowance. During the three months ended April 30, 2017, income tax expense increased as compared to the three months ended April 30, 2016, primarily due to an increase in foreign taxes as we continued our global expansion, and the inclusion during the prior year period of a tax benefit related to the settlement of an uncertain tax position.

Liquidity and Capital Resources
As of April 30, 2017, we had $200.8 million of cash and cash equivalents and $149.6 million of short-term investments.
Prior to our IPO, we satisfied our liquidity needs primarily through the sale of convertible preferred stock, borrowings from our credit facilities and proceeds from the exercise of stock options. In October 2016, we completed our IPO of Class A common stock and received net proceeds of $254.5 million after deducting underwriting discounts and commissions of $19.2 million, but before deducting offering costs of $5.2 million. Additionally, in September 2016, we fully repaid the outstanding balance of our senior notes. As of April 30, 2017, we did not have any outstanding borrowings.
As discussed above, we have previously granted performance stock awards with vesting subject to satisfaction of one or more performance conditions, including a liquidity event condition tied to our IPO. Certain of those performance stock awards began to vest during the three months ending April 30, 2017, and, subject to the terms of the underlying awards, will continue to vest periodically thereafter. In February 2017, we changed the method by which withholding taxes resulting from the vesting of such performance stock awards held by our executive officers would be covered to be consistent with that of the rest of our employee population. As a result, in addition to our general employee population being required to sell a portion of the shares that they receive upon vesting of their performance stock awards in order to cover any required withholding taxes (“sell-to-cover”), our executive officers will now also be required to fund any withholding taxes resulting from the vesting of their performance stock awards through a sell-to-cover, as opposed to our previous approach of retaining a number of shares with a value equal to the amount of the tax and remitting cash to the appropriate taxing authorities (“net share settlement”). The sell-to-cover approach allows us to avoid the large cash outflows that would have otherwise been required to satisfy withholding tax obligations resulting from the vesting of performance stock awards, including those held by our executive officers, under the net share settlement approach. In addition, as compared to the net share settlement approach, sell-to-cover will result in more shares being issued into the market as employees’ performance stock awards vest, thereby increasing the dilutive impact of our share-based compensation programs on shareholders.
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
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended April 30,
	2016	2017
Net cash provided by operating activities	$1,270	$7,903
Net cash used in investing activities	(52,546)	(102,219)
Net cash provided by financing activities	74,111	195,881
	$22,835	$101,565
Cash Flows from Operating Activities
Net cash provided by operating activities was $7.9 million for the nine months ended April 30, 2017, an increase of $6.6 million compared to $1.3 million in net cash generated from operating activities for the nine months ended April 30, 2016. The increase in cash generated from operating activities for the nine months ended April 30, 2017 was primarily due to higher billings and collections, partially offset by higher operating expenses as we continued to invest in the longer term growth of our business.

Cash Flows from Investing Activities
Net cash used in investing activities of $102.2 million for the nine months ended April 30, 2017 was due to $156.4 million of purchases of investments, $37.8 million of purchases of property and equipment and $0.2 million of payments for the Calm and PernixData acquisitions, partially offset by $32.6 million of sales of investments and $59.5 million of maturities of investments.
Net cash used in investing activities of $52.5 million for the nine months ended April 30, 2016 included $85.7 million purchases of investments and $33.4 million of purchases of property and equipment as we continue to invest in the longer term growth of our business. This was partially offset by $66.6 million of maturities of investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $195.9 million for the nine months ended April 30, 2017 was primarily due to net proceeds of $254.5 million, after deducting underwriting discounts and commission from our IPO, and $26.7 million of proceeds from sales of shares through employee equity incentive plans, net of repurchases, partially offset by $76.6 million of repayment of our senior notes including debt extinguishment costs, $7.1 million payment of debt in conjunction with the PernixData acquisition and $1.6 million of payments of offering costs.
Net cash provided by financing activities of $74.1 million for the nine months ended April 30, 2016 primarily consisted of $73.3 million proceeds from senior notes, net of issuance costs, $2.7 million of proceeds from exercises of stock options, net of repurchases, and $0.8 million of excess tax benefit from stock-based compensation expense, partially offset by $2.8 million of payments of IPO offering costs.
Debt Obligations
In April 2016, we issued an aggregate principal amount of $75.0 million of senior notes due on April 15, 2019 to Goldman Sachs Specialty Lending Group, L.P. In September 2016, we repaid the entire outstanding principal amount of the senior notes and incurred $3.3 million of loss on debt extinguishment.

Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1 year to 3 Years	3 to 5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$48,450	$12,632	$22,624	$11,123	$2,071
Other purchase commitments (1)	23,788	23,788	—	—	—
Purchase commitments with contract manufacturers (2)	58,349	58,349	—	—	—
Contingent consideration (3)	5,690	—	5,690	—	—
	$136,277	$94,769	$28,314	$11,123	$2,071
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
As of April 30, 2017, payments related to our above outstanding non-cancellable lease obligations will be made through fiscal 2024.
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
As of April 30, 2017, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of April 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchanges rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements.
A hypothetical 10% decrease in the U.S. Dollar against other currencies would result in an increase in operating loss of approximately $8.1 million and $13.2 million for the nine months ended April 30, 2016 and 2017, respectively. The change in hypothetical increase in operating loss for the nine months ended April 30, 2017 compared to the nine months ended April 30, 2016 is due to an increase in foreign currency expenses. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $84.0 million, $126.1 million, $168.5 million and $367.4 million for fiscal 2014, fiscal 2015, fiscal 2016 and the nine months ended April 30, 2017, respectively. As of April 30, 2017, we had an accumulated deficit of $809.2 million. In addition to the investments we expect to continue to make to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
We have experienced significant growth in recent periods with total revenue of $127.1 million, $241.4 million and $444.9 million for fiscal 2014, fiscal 2015 and fiscal 2016, respectively, and total revenue of $305.1 million and $540.8 million for the nine months ended April 30, 2016 and 2017, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased from 247 as of July 31, 2013 to 1,980 as of July 31, 2016, and to 2,672 as of April 30, 2017, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.
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

•
traditional IT systems vendors such as Hewlett Packard Enterprise Company, or HPE, Cisco Systems, Inc., or Cisco, Lenovo Group Ltd., Dell Technologies Inc., or Dell, Hitachi Data Systems Corporation, or Hitachi, and International Business Machines Corporation, or IBM, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products; and

•	traditional storage array vendors such as Dell, NetApp, Inc., or NetApp, and Hitachi, which typically sell centralized storage products.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products such as VMware, Cisco, HPE, Dell and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently announced that it plans to offer a hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation, an emerging hyperconverged vendor, in order to bolster its own hyperconverged product line. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.
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
We began selling our products in October 2011. We have a relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. For example, recent changes in our sales organization have impacted our sales productivity, making it difficult to project our business growth. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
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
Our solutions provide a platform on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end-customers’ existing hardware and software infrastructure, specifically their networks, servers, software and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must occasionally update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors or data management tools could make changes that would diminish the ability of our solutions to interoperate with them, and significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end-customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development and product support. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any APIs, formats, or protocols we may need, or cooperate with us to support end-customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end-customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end-customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end-customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end-customers represented 23% and 15%, respectively, of our total revenue for fiscal 2015, represented 15% and 20%, respectively, of our total revenue for fiscal 2016, and represented 10% and 20%, respectively, of our total revenue for the nine months ended April 30, 2017. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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
All of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government are material, any such termination or renegotiation may adversely impact our future operating results. Additionally, we sometimes rely on our channel partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our channel partners may be unable or unwilling to satisfy these obligations in the future. In the event of such termination or change, it may be difficult for us to arrange for another channel partner to sell our solutions to these government entities in a timely manner, and we could lose sales opportunities during the transition. Governments routinely investigate and audit government contractors’ (including subcontractors') administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, our channel partners changing their business models or refusing to continue to sell our solutions under current models, a reduction of revenue or fines, or civil or criminal liability if the audit uncovers improper or illegal activities.

If our indirect distribution channel is disrupted, particularly if we are reliant on a fewer number of channel partners, or if we are required to directly satisfy certain regulatory obligations imposed by government entities as a result of our efforts to expand our sales to government entities, we may be required to devote more time and resources to distribute our solutions directly and support our end-customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue. For example, in the two quarters ended April 30, 2017, the prices of DRAM and NAND components increased due to supply shortages, causing a negative impact on our gross margin. We expect these price increases to continue for the immediate future, and to continue to impact our gross margin. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
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
We rely substantially on Super Micro Computer, Inc., or Super Micro and Flextronics Telecom Systems Limited, or Flextronics, to assemble and test our appliances. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Furthermore, our orders represent a relatively small percentage of the overall orders received by our third-party manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these contract manufacturers effectively, inaccurately forecast our component requirements, or if either of them experience delays or increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their operations or are unable to meet our requirements for timely delivery, or we are unable to shift operations from one contract manufacturer to the other, our ability to ship high-quality solutions to our end-customers could be severely impaired, we could incur substantial costs, such as costs relating to the procurement of non-standard components and inventory costs, and our business and operating results, competitive position and reputation could be harmed.

Our agreement with Super Micro expires in May 2018 with the option to terminate upon each annual renewal thereafter, and does not contain any minimum long-term commitment to manufacture our solutions. In addition, in the three months ended April 30, 2017, we entered into a Memorandum of Understanding with Flextronics pursuant to which we have transitioned and will continue to transition portions of our manufacturing operations to Flextronics, and we are currently working with Flextronics to finalize a manufacturing agreement. The Flextronics Memorandum of Understanding does not contain any minimum long-term commitment to manufacture our solutions, and the terms of the manufacturing agreement have not yet been finalized. Further, any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end-customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, while we have already transitioned some of our manufacturing operations to Flextronics, we may encounter unexpected issues as we scale our operations with them. Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected.
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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end-customers in a timely manner and at competitive prices could be impaired and our competitive, reputation, and operating results could be adversely affected. For example, in the two quarters ended April 30, 2017, the prices of DRAM and NAND components increased due to supply shortages. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end-customer relationships which could adversely impact our revenue and operating results.

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
Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of Dheeraj Pandey, our Chief Executive Officer and Chairman, who is critical to the development of our technology, future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team. All of our employees work for us on an at-will basis, and we could experience difficulty in retaining members of our senior management team or other key personnel. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees or one or more members of our senior management team could disrupt our operations, delay the development and introduction of our solutions, and negatively impact our business, operating results and prospects.
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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels and recent changes to government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end-customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, antitrust laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
Our solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the Trump administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
Increasingly, we derive a significant portion of our revenue from end-customers and channel partners outside the United States. We derived 37%, 33% and 39% of our total revenue from our international customers based on bill-to-location for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. We derived 41% and 37% of our total revenue from our international customers based on bill-to-location for the nine months ended April 30, 2017 and 2016, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of April 30, 2017, approximately 40% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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
We expect to receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. President Trump and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. This could adversely affect our effective tax rate or result in higher tax liabilities.

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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. For example, the European Court of Justice in October 2015 issued a ruling invalidating the EU-U.S. and Swiss-U.S. Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable EU data protection laws. Subsequently, the European Commission and United States governmental authorities issued a proposed EU-U.S. Privacy Shield framework on July 12, 2016, which was subsequently deemed by the European Commission as adequate to enable data transfers under EU law. Additionally, the Swiss-U.S. Privacy Shield, a separate legal mechanism to comply with Swiss legal requirements for the transfer of personal data from Switzerland to the United States, was approved by the Swiss government on January 12, 2017. We do not rely upon the EU-U.S. or Swiss-U.S. Privacy Shield Frameworks for our transfer of EU personal data to the United States, and it is not clear at this time whether we may rely upon these Privacy Shield Frameworks in the future. There remains significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States. Additionally, the European Commission recently adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our end-customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our end-customer base and increase our revenue.

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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to diligence, disclose and report whether our solutions contain conflict minerals. The Trump administration has indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended. The implementation of these requirements and any changes effected by the Trump administration's implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.
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
In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act of 1933, as amended, pursuant to our Amended and Restated Investors’ Rights Agreement. If such holders exercise their registration rights and sell a large number of shares, they could adversely affect the market price for our Class A common stock. We have also registered the offer and sale of all shares of Class A and Class B common stock that we may issue under our equity compensation plans.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2017, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold almost all of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

a) Unregistered Sales of Equity Securities

During the nine months ended April 30, 2017, an aggregate of 789,915 warrants were exercised into 775,554 shares of Class B common stock at exercise prices ranging from $0.234 to $7.289 per share.

b) Use of Proceeds from Public Offering of Common Stock

Our initial public offering of Class A common stock was effected through Registration Statements on Form S-1 (File Nos. 333-208711 and 333-213876), which were declared or became effective on September 29, 2016. There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

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

Date: June 2, 2017	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
10.1†	Memorandum of Understanding by and between Nutanix, Inc. and Flextronics Telecom Systems Limited, executed on March 13, 2017					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
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