Form 10-Q/A
period 2017-04-30
Nutanix, Inc.
filed 2017-07-05
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

"Nutanix, Inc.," "we," "us," and "the Company" refer to Nutanix, Inc. and all of its subsidiaries.

EXPLANATORY NOTE
We are filing this Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2017 (our “Form 10-Q”), solely to file a revised version of Exhibit 10.1 (the “Exhibit”) originally filed with our Form 10-Q, which was filed with the Securities and Exchange Commission (the “Commission”) on June 2, 2017. The Exhibit filed herewith supersedes in its entirety the Exhibit originally filed with our Form 10-Q. Additionally, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of this Amendment No. 1, we are including certifications of our chief executive officer and chief financial officer pursuant to Rule 13a-14(a)/ 15d-14(a) of the Exchange Act. We are not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.
Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in our Form 10-Q. This Amendment No. 1 does not reflect events occurring after the original filing of our Form 10-Q and, other than the filing of Exhibits 10.1, 31.1 and 31.2, does not modify or update the disclosures in our Form 10-Q in any way.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2017	/s/ Duston M. Williams
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

3