Form 10-Q
period 2017-10-31
Nutanix, Inc.
filed 2017-12-13
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2017, the registrant had 110,438,830 shares of Class A common stock, $0.000025 par value per share, and 49,986,397 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. The forward-looking statements in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update, revise or publicly release the results of any revision to these forward-looking statements to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed on our forward-looking statements and you should not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	As of
	July 31, 2017 *As Adjusted	October 31, 2017
Assets
Current assets:
Cash and cash equivalents	$138,359	$132,459
Short-term investments	210,694	233,486
Accounts receivable—net	178,876	171,550
Deferred commissions—current	23,843	26,464
Prepaid expenses and other current assets	28,362	28,942
Total current assets	580,134	592,901
Property and equipment—net	58,072	67,575
Deferred commissions—non-current	49,684	55,520
Intangible assets—net	26,001	24,895
Goodwill	16,672	16,672
Other assets—non-current	7,649	7,347
Total assets	$738,212	$764,910

Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,725	$68,629
Accrued compensation and benefits	57,521	50,301
Accrued expenses and other current liabilities	9,707	9,431
Deferred revenue—current	170,123	190,592
Total current liabilities	311,076	318,953
Deferred revenue—non-current	198,933	218,252
Early exercised stock options liability	851	571
Other liabilities—non-current	10,289	10,554
Total liabilities	521,149	548,330
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2017 and October 31, 2017; no shares issued and outstanding as of July 31, 2017 and October 31, 2017	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2017 and October 31, 2017; 154,636,520 (93,570,171 Class A and 61,066,349 Class B) and 159,887,325 (108,173,525 Class A and 51,713,800 Class B) shares issued and outstanding as of July 31, 2017 and October 31, 2017	4	4
Additional paid-in capital	948,134	1,009,268
Accumulated other comprehensive loss	(106)	(236)
Accumulated deficit	(730,969)	(792,456)
Total stockholders’ equity	217,063	216,580
Total liabilities and stockholders’ equity	$738,212	$764,910

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, unaudited)

	Three Months Ended October 31,
	2016 *As Adjusted	2017
Revenue:
Product	$153,536	$219,052
Support and other services	35,025	56,500
Total revenue	188,561	275,552
Cost of revenue:
Product	52,210	85,162
Support and other services	17,552	23,460
Total cost of revenue	69,762	108,622
Gross profit	118,799	166,930
Operating expenses:
Sales and marketing	128,625	145,405
Research and development	75,281	64,512
General and administrative	29,372	16,052
Total operating expenses	233,278	225,969
Loss from operations	(114,479)	(59,039)
Other expense—net	(25,712)	(189)
Loss before provision for income taxes	(140,191)	(59,228)
Provision for income taxes	111	2,259
Net loss	$(140,302)	$(61,487)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.89)	$(0.39)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	74,373,788	156,780,631

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended October 31,
	2016 *As Adjusted	2017
Net loss	$(140,302)	$(61,487)
Other comprehensive loss —net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(8)	(130)
Total other comprehensive loss —net of tax	(8)	(130)
Comprehensive loss	$(140,310)	$(61,617)

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited

	Three Months Ended October 31,
	2016 *As Adjusted	2017
Cash flows from operating activities:
Net loss	$(140,302)	$(61,487)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,572	11,333
Stock-based compensation	90,728	35,515
Loss on debt extinguishment	3,320	—
Change in fair value of convertible preferred stock warrant liability	21,133	—
Change in fair value of contingent consideration	186	282
Other	183	131
Changes in operating assets and liabilities:
Accounts receivable—net	(36,213)	7,326
Deferred commission	(4,780)	(8,457)
Prepaid expenses and other assets	840	(307)
Accounts payable	5,052	(6,504)
Accrued compensation and benefits	3,518	(7,220)
Accrued expenses and other liabilities	717	(293)
Deferred revenue	51,206	39,788
Net cash provided by operating activities	4,160	10,107
Cash flows from investing activities:
Purchases of property and equipment	(11,915)	(17,965)
Purchases of investments	(87,448)	(59,108)
Maturities of investments	19,950	35,920
Sale of investments	31,638	—
Payments for business acquisitions, net of cash acquired	(184)	—
Net cash used in investing activities	(47,959)	(41,153)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	1,472	25,231
Proceeds from initial public offering, net of underwriting discounts and commissions	254,455	—
Payments of offering costs, net	(2,243)	(85)
Repayment of senior notes	(75,000)	—
Debt extinguishment costs	(1,580)	—
Payment of debt in conjunction with a business acquisition	(7,124)	—
Other	73	—
Net cash provided by financing activities	170,053	25,146
Net increase (decrease) in cash and cash equivalents	126,254	(5,900)
Cash and cash equivalents—beginning of period	99,209	138,359
Cash and cash equivalents—end of period	$225,463	$132,459
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$698	$2,066
Cash paid for interest	$1,271	$—
Supplemental disclosures of non-cash investing and financing information:
Vesting of early exercised stock options	$499	$249
Purchases of property and equipment included in accounts payable	$5,033	$7,084
Offering costs included in accounts payable	$367	$—
Conversion of convertible preferred stock to common stock, net of issuance costs	$310,379	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$30,812	$—
Issuance of common stock for business acquisitions	$27,063	$—

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	ORGANIZATION
Organization and Description of Business—Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, “we” or "our") has operations throughout North America, Europe, Asia-Pacific, Middle East, Latin America and Africa.
Our enterprise cloud operating system converges traditional silos of server, virtualization, storage and networking into one integrated solution and unifies private and public cloud into a single software fabric. We primarily sell our products and services to end-customers through distributors, resellers and original equipment manufacturers, or OEMs (collectively “Partners”).

Note 2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Significant Accounting Policies—The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and our wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States, or U.S. GAAP, and, except for the impact of the adoption of the new accounting guidance related to revenue recognition, consistent in all material respects with those applied in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the Securities and Exchange Commission, or SEC, on September 18, 2017. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Certain prior period amounts have been adjusted as a result of our early adoption of new accounting guidance related to revenue recognition. Refer to “Summary of Significant Accounting Policies” and “Recent Accounting Pronouncements” below for more information.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Effective August 1, 2017, we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or ASC 606, as discussed in detail in Note 3. All amounts and disclosures set forth in this quarterly report on Form 10-Q have been updated to comply with ASC 606, as indicated by the "as adjusted" footnote.
Use of Estimates—The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of standalone selling prices for products and related support; determination of fair value of stock-based awards; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; warranty liability; commissions expense; fair value of assets and liabilities acquired in business combinations; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration Risk:
Concentration of revenue and accounts receivable—We sell our products primarily through Partners and occasionally directly to end-customers. For the three months ended October 31, 2016 and 2017, no end-customer accounted for 10% or more of total revenue.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,
Customers	2016 **As Adjusted	2017	July 31, 2017	October 31, 2017
Partner A	14%	17%	*	14%
Partner B	20%	28%	12%	17%
Partner C	13%	19%	14%	*
Partner D	12%	10%	20%	16%
Partner E	*	*	*	*
Partner F	*	12%	18%	11%
___________________

*	Less than 10%

**	Adjusted to include the impact of the adoption of the new revenue recognition standard. Refer to Note 3 for more details on the impact of the adoption of this standard.

Summary of Significant Accounting Policies—Except for the accounting policies for revenue recognition, deferred revenue, and deferred commissions that were updated as a result of adopting ASC 606, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the SEC on September 18, 2017, that have had a material impact on our condensed consolidated financial statements and related notes. See Note 3 for the summary of the new accounting policies under ASC 606.
Recently Adopted Accounting Pronouncement— In May 2014, the Financial Accounting Standards Board, or FASB, issued ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, and adoption as of the original effective date of August 1, 2017 was permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to restate our historical financial information to be consistent with the new standard. Refer to Note 3 for the details of impacts to previously reported results.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted this ASU effective August 1, 2017 and our adoption did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. We adopted this ASU effective August 1, 2017 and as we did not have any business acquisition during the three months ended October 31, 2017, our adoption did not have any impact on our condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements—In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Further, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for us beginning August 1, 2018, with early adoption permitted. We do not believe that adoption of this ASU will have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 will require us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for us beginning August 1, 2018, with early adoption permitted. We are currently evaluating the effect the adoption of this guidance will have on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for us beginning August 1, 2018. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the effect the adoption of this guidance will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognition of right-to-use lease assets and lease liabilities for all leases (with the exception of short-term leases) on the balance sheet of lessees. ASU 2016-02 is effective for us beginning August 1, 2019, with early adoption permitted. This new standard requires a modified retrospective transition approach and provides certain optional transition relief. We are currently evaluating the effect the adoption of this guidance will have on our condensed consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3.	REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Revenue Recognition—Effective August 1, 2017, we adopted ASC 606 using the full retrospective method, which required us to restate our historical financial information to be consistent with the standard. The most significant impact of the standard related to the timing of revenue recognition for certain software licenses sold with post contract customer support, or PCS, for which we did not have vendor specific objective evidence, or VSOE, of fair value under the previous revenue recognition guidance. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we now recognize revenue for such software licenses upon transfer of control to our customers. In addition, the adoption of ASC 606 has also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impacts to provision for income taxes. The adoption of the standard had no significant impact to the provision for income taxes and had no impact to the net cash from or used in operating, investing, or financing on our condensed consolidated statements of cash flows. See ASC 606 Adoption Impact to Reported Results below for the impact of adoption of the standard on our condensed consolidated balance sheets and condensed consolidated statements of operations.
ASC 606 Adoption Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflects the adoption of ASC 606, are as follows:

Balance Sheet:	As of July 31, 2017
	As Previously Reported	Impact of Adoption		As Adjusted
	(in thousands)
Assets
Deferred commissions - current	$27,679	$(3,836)	(1)	$23,843
Deferred commissions - non-current	33,709	15,975	(1)	49,684
Total deferred commissions	$61,388	$12,139		$73,527
Liabilities
Deferred revenue - current	$233,498	$(63,375)	(2)	$170,123
Deferred revenue - non-current	292,573	(93,640)	(2)	198,933
Total deferred revenue	$526,071	$(157,015)		$369,056

Accrued expenses and other current liabilities	$9,414	$293	(3)	$9,707

Stockholders' equity	$48,202	$168,861		$217,063
_______________________
(1) Impact of cumulative change in commissions expense
(2) Impact of cumulative change in revenue
(3) Impact of cumulative change in provision for income taxes

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

	Three Months Ended October 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue	(in thousands, except per share data)
Product	$129,657	$23,879	$153,536
Support and other services	37,152	(2,127)	35,025
Total revenue	$166,809	$21,752	$188,561
Gross profit	$97,047	$21,752	$118,799
Operating expenses
Sales and marketing expenses	$128,775	$(150)	$128,625
Loss from operations	$(136,381)	$21,902	$(114,479)
Net Loss	$(162,169)	$21,867	$(140,302)
Basic and diluted net loss per share	$(2.18)	$0.29	$(1.89)

Unaudited revenue by geographic location based on bill-to location, which reflects the adoption of ASC 606, are as follows:

	Three Months Ended October 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$102,871	$3,297	$106,168
Europe, the Middle East and Africa	24,248	1,168	25,416
Asia-Pacific	28,908	16,939	45,847
Other Americas	10,782	348	11,130
Total revenue	$166,809	$21,752	$188,561

The adoption impacted certain line items in the cash flows from operating activities as follows:

	Three Months Ended October 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:	(in thousands)
Net loss	$(162,169)	$21,867	$(140,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$(4,630)	$(150)	$(4,780)
Accrued expenses and other liabilities	$682	$35	$717
Deferred revenue	$72,958	$(21,752)	$51,206

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. This principle is achieved through applying the following five-step approach:

•
Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and, (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

•
Identification of the performance obligations in the contract —Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•	Determination of the transaction price —The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price, or SSP, basis. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, we satisfy a performance obligation — We satisfy performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Disaggregation of Revenue

We generate revenue from the sale of our software solution, which can be delivered on a hardware appliance or on a stand-alone basis, PCS and professional services. A substantial portion of our revenue is generated via channel partners. We also sell our software solution through our OEM partners, Dell Technologies and Lenovo Group Ltd. These OEMs embed our software in their own hardware and we provide limited PCS on these transactions. All revenue recognized in the condensed consolidated statement of operations is considered to be revenue from contracts with customers. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2016	2017
	(in thousands)
Software revenue	$104,745	$138,214
Hardware revenue	48,791	80,838
Support and other services revenue	35,025	56,500
Total revenue	$188,561	$275,552
Software revenue —A substantial majority of our product revenue is generated from the sale of our software operating system, which is typically delivered on a hardware appliance that is configured to order, and can also be sold as stand-alone software, which is installed into our customers' separately procured hardware appliance. Software revenue includes our base operating system, which can be delivered through different platforms, and licenses to other additional features which are sold by us. Revenue from our software products is generally recognized upon transfer of control to our customers.
Hardware revenue —In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. In transactions where our customers procure hardware from another source, such as through our OEM partners, directly from our contract manufacturers, or from other manufacturers of Nutanix compatible hardware, we consider ourselves to be an agent for the hardware appliance. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to our customers.
Support and other services revenue—We generate our support and other services revenue primarily from PCS contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with PCS contracts with terms ranging from one to five years. We recognize revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to our customer. We recognize revenue related to professional services as they are performed.
Contracts with multiple performance obligations—Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP, basis. For deliverables that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the stand-alone sales over the trailing 12-months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contract Balances—The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2017 and October 31, 2017 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract—We capitalize certain contract acquisition costs consisting primarily of commissions paid and the related payroll taxes when customer contracts are signed. Commission expenses paid to sales personnel and the related payroll taxes that are incremental to obtaining customer contracts are capitalized. The deferred sales commission amounts are amortized based on the expected future revenue streams under the customer contracts. Amortization of deferred sales commissions is included in sales and marketing expense in the accompanying consolidated statements of operations. We classify deferred commissions as current or non-current based on the timing of when we expect to recognize the expense. The short-term portion of these costs is deferred and shown as "Deferred commissions -current" and the long-term portion is shown as "Deferred commissions-non-current" in the condensed consolidated balance sheets. These costs are periodically reviewed for impairment. Significant changes in the balance of total deferred commissions (contract asset) during the three months ended October 31, 2017 are as follows:

	As of July 31, 2017 *As Adjusted	Additions	Commissions Recognized	As of October 31, 2017
	(in thousands)
Deferred commissions	$73,527	$33,807	$(25,350)	$81,984

Of the $82.0 million total deferred commissions balance as of October 31, 2017, we expect to recognize approximately 32% as commission expense over the next 12 months and the remainder thereafter.

Deferred revenue— We record deferred revenue when cash payments are received in advance of our performance. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date. Significant changes in the balance of total deferred revenue (contract liability) during the three months ended October 31, 2017 are as follows:

	As of July 31, 2017 *As Adjusted	Additions	Revenue Recognized	As of October 31, 2017
	(in thousands)
Deferred revenue	$369,056	$96,288	$(56,500)	$408,844
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
During the three months ended October 31, 2017, we recognized $49.6 million pertaining to amounts deferred as of July 31, 2017. During the three months ended October 31, 2016, we recognized $29.6 million pertaining to amounts deferred as of July 31, 2016.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $442.4 million as of October 31, 2017, of which we expect to recognize approximately 49% of the revenue over the next 12 months and the remainder thereafter.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4.	FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$34,784	$—	$—	$34,784
Commercial paper	—	23,041	—	23,041
Short-term investments:
Corporate bonds	—	160,634	—	160,634
Commercial paper	—	36,084	—	36,084
U.S. government securities	—	13,976		13,976
Total measured at fair value	34,784	233,735	—	268,519
Cash				80,534
Total cash, cash equivalents and short-term investments				$349,053
Financial Liabilities:
Contingent consideration	$—	$—	$4,295	$4,295

	As of October 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$30,561	$—	$—	$30,561
Commercial paper	—	9,986	—	9,986
Short-term investments:
Corporate bonds	—	185,757	—	185,757
Commercial paper	—	36,768	—	36,768
U.S. government securities	—	10,961	—	10,961
Total measured at fair value	$30,561	$243,472	$—	274,033
Cash				91,912
Total cash, cash equivalents and short-term investments				$365,945
Financial Liabilities:
Contingent consideration	$—	$—	$4,577	$4,577

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair value of our contingent consideration is as follows:

	Three Months Ended October 31,
	2016	2017
	(in thousands)
Contingent consideration—beginning balance	$—	$4,295
Assumed in a business acquisition	2,371	—
Change in fair value*	186	282
Contingent consideration—ending balance	$2,557	$4,577
____________

*	Recorded in the condensed consolidated statements of operations within general and administrative expenses
We remeasure the fair value of our Level 3 contingent consideration liability using the Monte Carlo simulation on projected future payments. The fair value is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including the probability of achieving the milestone, estimated bookings and discount rates. The fair value of the contingent consideration will increase or decrease according to the movement of the inputs.

Note 5.	BALANCE SHEET COMPONENTS
Short-Term Investments—The amortized cost of our short-term investments approximate their fair value. As of July 31, 2017 and October 31, 2017, unrealized gains or losses from our short-term investments were immaterial and there were no securities in an unrealized loss position for more than 12 months.
The following table summarizes the estimated fair value of our investments in marketable debt securities, by the contractual maturity date:

As of October 31, 2017
(in thousands)
Due within 1 year	$153,044
Due after 1 year through 3 years	80,442
Total	$233,486
Property and Equipment—Net—Property and equipment, net consists of the following:

	Estimated Useful Life (In months)	As of
		July 31, 2017	October 31, 2017
		(in thousands)
Computer, production, engineering and other equipment	36	$85,280	$97,027
Demonstration units	12	46,387	49,109
Leasehold improvements	*	10,562	14,605
Furniture and fixtures	60	4,744	5,483
Total property and equipment—gross		146,973	166,224
Less accumulated depreciation and amortization		(88,901)	(98,649)
Total property and equipment—net		$58,072	$67,575
____________

*	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
     Depreciation and amortization expense related to our property and equipment was $8.2 million and $10.2 million for the three months ended October 31, 2016 and 2017, respectively.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Intangible Assets—Net—Intangible assets, net consists of the following:

	As of
	July 31, 2017	October 31, 2017
	(in thousands
Indefinite-lived intangible asset:
In-process R&D*	$16,100	$—
Finite-lived intangible assets:
Developed technology*	7,300	23,400
Customer relationships	4,830	4,830
Total finite-lived intangible assets, gross	12,130	28,230
Total intangible assets, gross	28,230	28,230
Less:
Accumulated amortization of developed technology	(1,314)	(2,209)
Accumulated amortization of customer relationships	(915)	(1,126)
Total accumulated amortization	(2,229)	(3,335)
Intangible assets, net	$26,001	$24,895
* We started amortizing the in-process R&D during the first quarter of fiscal 2018 because the related technology was completed and released in the first quarter of fiscal 2018. We are amortizing the developed technology using the straight-line method over a useful life of 5 years. Based on the foregoing, the balance of in-process R&D is now presented as part of developed technology under finite-lived intangible assets as of October 31, 2017.
The amortization expense of finite-lived intangible assets is being recognized in the condensed consolidated statement of operations within product cost of revenue for developed technology and sales and marketing expenses for customer relationships.
Estimated future amortization expense of finite-lived intangible assets is as follows:

Year Ending July 31:	(In thousands)
2018 (remaining nine months)	$4,066
2019	5,421
2020	5,421
2021	5,421
2022	4,224
Thereafter	342
Total	$24,895

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Compensation and Benefits—Accrued compensation and benefits consists of the following:

	As of
	July 31, 2017	October 31, 2017
	(in thousands)
Accrued commissions	$20,388	$19,410
Accrued vacation	6,286	6,984
Contributions to ESPP withheld	14,371	6,008
Accrued bonus	7,342	5,384
Payroll taxes payable	3,434	6,603
Other	5,700	5,912
Total accrued compensation and benefits	$57,521	$50,301
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2017	October 31, 2017
	(in thousands)
Accrued professional services	$4,167	$3,635
Income taxes payable*	3,873	3,929
Other	1,667	1,867
Total accrued expenses and other current liabilities	$9,707	$9,431
* Balance as of July 31, 2017 was adjusted to reflect the impact of the adoption of ASC 606 on income taxes. See Note 3 for a summary of adjustments.
Note 6.    COMMITMENTS AND CONTINGENCIES
Except for the items below, there have been no material changes to our commitments compared to the commitments described in Note 7, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of the Form 10-K for the fiscal year ended July 31, 2017.
Purchase Commitments—In the normal course of business, we make commitments with our third-party hardware contract manufacturers to manufacture our inventories and non-standard components based on our forecasts. These commitments consist of obligations for on-hand inventories and non-cancelable purchase orders for non-standard components. We record a charge for firm, non-cancelable and unconditional purchase commitments with our third-party hardware contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts through a charge to cost of product sales. As of October 31, 2017, we had approximately $23.6 million of non-cancelable purchase commitments pertaining to our normal operations, and approximately $79.0 million of other purchase obligations with our contract manufacturers.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7.	STOCKHOLDERS’ EQUITY
Preferred Stock
Upon the closing of our initial public offering, or IPO, in October 2016, we filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board of Directors, or the Board. As of October 31, 2017, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued or outstanding.
Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2017, we had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of October 31, 2017, 108,173,525 shares of Class A common stock were issued and outstanding and 51,713,800 shares of Class B common stock were issued and outstanding.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders and holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of our Class A common stock upon a transfer. Shares issued in connection with exercises of stock options, vesting of restricted stock units, or shares purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of the common stock warrants are converted into shares of our Class B common stock.

Note 8.	EQUITY AWARD PLANS
Stock Plans—In June 2010, we adopted the 2010 Stock Plan, or the 2010 Plan, and in December 2011, we adopted the 2011 Stock Plan, or 2011 Plan. In December 2015, the Board adopted the 2016 Equity Incentive Plan, or the 2016 Plan, and together with the 2010 Plan and 2011 Plan, the Stock Plans, which was amended in September 2016. Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our IPO in October 2016. As a result, upon the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and the 2010 Plan and 2011 Plan terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms. Under the 2016 Plan, we may grant incentive stock options, or ISOs, non-statutory stock options, or NSOs, restricted stock, or RS, restricted stock units, or RSUs, and stock appreciation rights, or SARs, to employees, directors and consultants. We have initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year beginning in fiscal year 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under our 2016 Plan increased by 7,731,826 shares pursuant to these provisions. As of October 31, 2017, we had reserved a total of 56,636,515 shares for the issuance of equity awards under the Stock Plans, of which 22,201,692 shares were still available for grant.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Restricted Stock Units
Performance RSUs. We granted RSUs that contain both service and performance conditions to our executives and employees, which we refer to as Performance RSUs. Vesting of the Performance RSUs is subject to continuous service with us and satisfaction of certain of our liquidity events, including the expiration of a lock-up period established in connection with the IPO, or both certain liquidity events and specified performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which the service condition has been satisfied when it is probable that the performance conditions will be met, vesting and settlement of the Performance RSUs are subject to the performance conditions actually being met. During the three months ended October 31, 2016, we began to recognize Performance RSUs with liquidity event performance conditions as the satisfaction of the performance conditions for vesting became probable.
The summary of RSU activity under the Stock Plans is as follows:

	Number of Shares	Grant Date Fair Value per Share
Outstanding—July 31, 2017	17,376,090	$18.85
Granted	1,553,392	$23.72
Released	(1,412,978)	$16.04
Canceled/forfeited	(771,957)	$23.58
Outstanding—October 31, 2017	16,744,547	$19.32

Subsequent to October 31, 2017, we granted 7,311,448 RSUs to our employees with a weighted-average grant date fair value of $34.39 per share.

Stock Options—We did not grant any stock options during the three months ended October 31, 2017. A total of 2,580,224 stock options were exercised during the three months ended October 31, 2017 for an average exercise price of $3.09. As of October 31, 2017, 17,656,096 stock options remained outstanding.
Employee Stock Purchase Plan—In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016, or the 2016 ESPP. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 shares pursuant to these provisions.
The 2016 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 1,000 shares on any purchase date. The 2016 ESPP provides for 12-month offering periods generally beginning March and September of each year, and each offering period consists of two six-month purchase periods.
On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of our Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
For the three months ended October 31, 2017, 1,261,104 shares of common stock were purchased for an aggregate amount of $17.4 million. As of October 31, 2017, 2,839,207 shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We use the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted-average assumptions on the date of grant:

	Three Months Ended October 31,
	2016	2017
Expected term (in years)	0.75	0.75
Risk-free interest rate	0.6%	1.25%
Volatility	50.6%	50.2%
Dividend yield	—%	—%
Stock-Based Compensation —Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,
	2016	2017
	(in thousands)
Cost of revenue:
Product	$966	$570
Support and other services	3,350	2,072
Sales and marketing	33,891	13,766
Research and development	34,026	15,542
General and administrative	18,495	3,565
Total stock-based compensation expense	$90,728	$35,515
Stock-based compensation expense for the three months ended October 31, 2016 included cumulative stock-compensation expense related to stock awards with performance conditions, which vesting was deemed probable in the first quarter of fiscal 2017 upon the successful completion of our IPO. Prior to fiscal 2017, no expense was recognized related to these stock awards with performance conditions as vesting was not deemed probable. The cumulative stock-based compensation expense recorded in the first quarter of fiscal 2017 was for the portion of the awards for which the relevant service condition had been satisfied and we have continued to recognize the remaining expense over the remaining service period. Stock-based compensation expense related to stock awards without performance conditions is recognized on a straight-line basis over the requisite service period.
As of October 31, 2017, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $272.6 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 9.	INCOME TAXES
During the three months ended October 31, 2017, the income tax provision of $2.3 million primarily consisted of foreign taxes on our international operations and U.S. state income taxes. During the three months ended October 31, 2016, the income tax provision of $0.1 million primarily consisted of foreign taxes on our international operations and U.S. state income taxes, offset by the partial release of $1.5 million of the U.S. valuation allowance in connection with a business acquisition completed during the three months ended October 31, 2016 and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with a business acquisition completed during the three months ended October 31, 2016 provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the U.S. valuation allowance.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10. NET LOSS PER SHARE

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options, the exercise of common stock warrants, the vesting of RSUs, and each purchase under our ESPP, under the treasury stock method.

In loss periods, basic net loss per share and diluted net loss per share are the same since the effect of potential common shares is anti-dilutive and therefore excluded.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. As the liquidation and dividend rights are identical, our undistributed earnings or losses are allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net income (loss) per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
Net Loss Per Share Attributable to Class A and Class B Common Stockholders—The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended October 31,
	2016 *As Adjusted	2017
Numerator:
Net loss	$(140,302)	$(61,487)
Denominator:
Weighted-average shares—basic and diluted	74,373,788	156,780,631
Net loss per share attributable to common stockholders—basic and diluted	$(1.89)	$(0.39)
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three Months Ended October 31,
	2016	2017
Outstanding stock options and RSUs	40,764,842	34,400,643
Employee stock purchase plan	2,304,960	2,089,383
Common stock subject to repurchase	727,254	152,558
Common stock warrants	769,094	34,180
Total	44,566,150	36,676,764

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer, Chief Financial Officer and President. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2016 *As Adjusted	2017
	(in thousands)
U.S.	$106,168	$187,365
Europe, the Middle East and Africa	25,416	37,444
Asia-Pacific	45,847	44,859
Other Americas	11,130	5,884
Total revenue	$188,561	$275,552
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
Pursuant to our arrangement with one of our OEMs, prior to the fourth quarter of fiscal 2017, billings to one of our OEMs were entirely attributed to Asia-Pacific. Beginning in the fourth quarter of fiscal 2017, billings were attributed to various geographic locations.
As of July 31, 2017 and October 31, 2017, $63.3 million and $72.7 million, respectively, of our net long-lived assets were located in the U.S.
Note 12. RELATED PARTY TRANSACTIONS
We enter into various transactions with our related parties in the normal course of business. During the three months ended October 31, 2016 and 2017, our purchases of goods or services from related parties totaled $0.2 million and $0.3 million, respectively. We did not have any payables outstanding to related parties as of July 31, 2017 and October 31, 2017. Revenue from related parties for the three months ended October 31, 2016 and 2017 were $0.1 million and $0.3 million, respectively. We did not have any receivables outstanding from related parties as of July 31, 2017 and October 31, 2017.
One member of our Board is affiliated with Lightspeed Venture Partners. As of October 31, 2017, entities affiliated with Lightspeed Venture partners owned approximately 7.3% of all our outstanding Class A common stock and Class B common stock combined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2017 included in our Annual Report on Form 10-K filed on September 18, 2017. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
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
Our solution can be delivered either as an appliance that is configured to order or as software-only. When end-customers purchase our operating system, they typically also purchase one or more years of support and maintenance in order to receive software upgrades, bug fixes and, where applicable, parts replacement. Product revenue is generated primarily from the sales of our solution, and is generally recognized upon transfer of control to the customers. Support and other services revenue is primarily derived from the related support and maintenance contracts, and is recognized ratably over the term of the support contracts. Delivery of our solution through appliance sales have comprised the bulk of our historical product revenue; however, starting in the first quarter of fiscal year 2018, we began the process of transitioning our business to focus primarily on software-only sales, which we expect to complete in a year and a half.
We had a broad and diverse base of 7,813 end-customers as of October 31, 2017, including 608 Global 2000 enterprises. We define the number of end-customers as the number of end-customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end-customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end-customer base has grown rapidly. The number of end-customers grew from 4,473 as of October 31, 2016 to 7,813 as of October 31, 2017. Our operating system is primarily sold through channel partners, including distributors and resellers, and original equipment manufacturers, or OEMs, and delivered directly to our end-customers. A major part of our sales and marketing investment is to educate our end-customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, or VDI, unified communications and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end-customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our operating system to provide a variety of cloud-based services to their customers.
We continue to invest heavily in the growth of our business, including the development of our solutions and build-out of our global sales force. The number of our full-time employees increased from 2,357 as of October 31, 2016 to 3,009 as of October 31, 2017. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our operating system, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $188.6 million and $275.6 million for the three months ended October 31, 2016 and 2017, respectively, representing year-over-year growth of 46%. Our net losses were $140.3 million and $61.5 million for the three months ended October 31, 2016 and 2017, respectively. Net cash generated from operations was $4.2 million and $10.1 million for the three months ended October 31, 2016 and October 31, 2017, respectively. Free cash flow was an outflow of $7.8 million for the three months ended October 31, 2016 and an outflow of $7.9 million for the three months ended October 31, 2017. As of October 31, 2017, we had an accumulated deficit of $792.5 million.
New Accounting Standard
We adopted the new accounting standard related to revenue recognition effective August 1, 2017. Prior period information presented here has been adjusted to reflect the adoption of this new standard. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of adjustments.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2016	2017
	(Dollars in thousands)
Total revenue	$188,561	$275,552
Billings	$239,767	$315,340
Gross profit	$118,799	$166,930
Adjusted gross profit	$123,353	$170,467
Gross margin	63%	61%
Adjusted gross margin	65%	62%
Total deferred revenue	$275,696	$408,844
Net cash provided by operating activities	$4,160	$10,107
Free cash flow	$(7,755)	$(7,858)
Non-GAAP operating expenses	145,841	192,603
Total end-customers	4,473	7,813
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance and identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

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

Billings is a performance measure which our management believes provides useful information to investors because it represents the amounts under binding purchase orders received by us during a given period that have been billed. Free cash flow is a performance measure that our management believes provides useful information to management and investors about the amount of cash (used in) generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expense are performance measures which our management believes provides useful information to investors because they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, gross profit, gross margin, cash (used in) provided by operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP measures as follows:
Billings—We calculate billings by adding the change in deferred revenue (net of acquisitions) between the start and end of the period to total revenue recognized in the same period.
Adjusted gross profit and adjusted gross margin—We calculate adjusted gross margin as adjusted gross profit divided by total revenue. We define adjusted gross profit as our gross profit adjusted to exclude stock-based compensation and amortization of acquired intangible assets. Our presentation of adjusted gross profit percentage should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
Free cash flow—We calculate free cash flow as net cash (used in) provided by operating activities adjusted with purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.
Non-GAAP operating expenses—We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation and costs associated with business acquisitions (such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs). Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

The following table presents a reconciliation of billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2016	2017
	(Dollars in thousands)
Total revenue	$188,561	$275,552
Change in deferred revenue (net of acquisitions)	51,206	39,788
Billings (non-GAAP)	$239,767	$315,340

Gross profit	$118,799	$166,930
Stock-based compensation	4,316	2,642
Amortization of intangible assets	238	895
Adjusted gross profit (non-GAAP)	$123,353	$170,467

Gross margin	63%	61%
Stock-based compensation	2%	1%
Amortization of intangible assets	—%	—%
Adjusted gross margin (non-GAAP)	65%	62%

Net cash provided by (used in) operating activities	$4,160	$10,107
Purchases of property and equipment	(11,915)	(17,965)
Free cash flow (non-GAAP)	$(7,755)	$(7,858)

Operating expenses	$233,278	$225,969
Stock-based compensation	(86,412)	(32,873)
Change in fair value of contingent consideration	(186)	(282)
Amortization of intangible assets	(167)	(211)
Business acquisition-related costs	(672)	—
Operating expenses (non-GAAP)	$145,841	$192,603

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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000 in committed value. We have significantly increased our sales and marketing personnel, which grew by 32% from October 31, 2016 to October 31, 2017. We estimate, based on past experience, that sales team members typically become fully ramped around the time of the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2017, we considered 63% of our global sales team members to be fully productive, while the remaining 37% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment, and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end-customers and to increase sales to existing end-customers.
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

Continued Purchases and Upgrades within Existing Customer Base
Our end-customers typically deploy our technology for a specific workload initially. After a new end-customer's initial order, which includes the product and associated maintenance, support and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end-customer deployments and selling efforts are typically less. As of October 31, 2017, approximately 72% of our end-customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, subsequent to the initial purchase. Additionally, end-customers who have been with us for 18 months or longer have total lifetime orders (which includes the initial order) to date in an amount that is more than 4.1x greater, on average, than their initial order. This number increases to approximately 8.6x, on average, for Global 2000 end-customers who have been with us for 18 months or longer, and to more than 21.3x, on average, for our top 25 end-customers as of October 31, 2017. The multiples exclude the effect of one end-customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all our other end-customers. Our business and operating results will depend on our ability to sell additional products to our current existing and future base of end-customers.
Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold as an appliance or as software-only could result in fluctuations in our revenue and gross margins. Software-only sales typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. Historically, most of our solutions have been delivered on an appliance and our revenue thus included the revenue associated with the hardware from such appliances. However, starting in the first quarter of fiscal year 2018, we began the process of transitioning our business to focus primarily on software-only sales and thus selling less hardware. As a result, we expect there to be an overall product mix shift towards sales of our solutions as software-only licenses, which we expect will be reflected in corresponding changes to our revenue and gross margins.
Revenue for the solutions, whether sold on an appliance, or as a stand-alone software are generally recognized upon transfer of control to our customers. For additional information on our revenue recognition, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for the Company beginning August 1, 2018, and adoption as of the original effective date of August 1, 2017 was permitted. The Company elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to restate our historical financial information to be consistent with the new standard. The most significant impact of the standard related to the timing of revenue recognition for certain software licenses sold with post contract support, or PCS, for which we do not have vendor specific objective evidence, or VSOE, under the previous revenue recognition guidance. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for such software licenses upon transfer of control to our customers. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impacts to provision for income taxes. For additional information on the impacts to previously reported results, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations
Our results of operations for the three months ended October 31, 2016 included significant (i) cumulative stock-based compensation expense related to stock awards with performance conditions, referred to as the performance stock awards, due to our initial public offering, or IPO, and (ii) the impact of business acquisitions, which closed during the three months ended October 31, 2016. Beginning in the fiscal year ended July 31, 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to these performance stock awards during the three months ended October 31, 2016 as the performance condition, a liquidity event or IPO, was deemed probable of achievement. The cumulative stock-based compensation expense recognized in the first quarter of fiscal 2017 was approximately $83.0 million and it was for the portion of the awards for which the relevant service condition had been satisfied. We continue to amortize the remaining expense over the remaining service period. Amortization during the three months ended October 31, 2017 related to these performance stock awards was approximately $6.3 million.
Revenue
We generate revenue from the sale of our software solution, which can be delivered on a hardware appliance or on a stand-alone basis, PCS and professional services. A substantial portion of sales are made via channel partners. We also generate a significant portion of our revenue through OEM relationships, such as with Dell Technologies and Lenovo Group Ltd. These OEMs embed our software in their own hardware and we provide limited PCS on these transactions.
Product revenue —A substantial majority of our product revenue is generated from the sale of our software operating system, which can be delivered on a hardware appliance that is configured to order, or sold as stand-alone software, for which our customers separately procure their own hardware appliance. Revenue from our software products delivered on a hardware appliance, or as stand-alone software is generally recognized upon transfer of control to our customers, which is typically upon shipment for sales including a hardware appliance. In our standard distributor or reseller agreements, title and risk of loss pass to customer upon shipment.
Support and other services revenue—We generate our support and other services revenue primarily from support and maintenance contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with support and maintenance contracts with terms ranging from one to five years. We recognize revenue from support and maintenance contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to our customer. We recognize revenue related to professional services as they are performed.
Cost of Revenue
Cost of product revenue.  Cost of product revenue consists of costs paid to third-party contract manufacturers, which includes hardware costs, personnel costs (consisting of salaries, benefits, bonuses and stock-based compensation) associated with our operations function and allocated costs (which consist of certain facilities, depreciation and amortization, recruiting, and information technology costs allocated based on headcount). We expect our cost of product revenue to decrease as a percentage of revenue as we expect an increasing percentage of our sales to move to software-only model.
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
General and administrative.  General and administrative expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. General and administrative expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect general and administrative expense to increase in absolute dollars particularly due to additional legal, accounting, insurance and other costs associated with our growth, although our general and administrative expense may fluctuate as a percentage of total revenue.
Other Income (Expense)—net
Other income (expense)—net consists primarily of interest income and expense, foreign currency exchange gains or losses and gains or losses on investments. Upon the completion of our IPO during the three months ended October 31, 2016, we reclassified the convertible preferred stock warrants, which, prior to our IPO, were classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was re-measured to its then fair value, which was based on the closing per share price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasured them at fair value or incurred any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019, or the senior notes, and incurred a loss on debt extinguishment.
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

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period to period comparison of results is not necessarily indicative of results for future periods. We adopted the new accounting standard related to revenue recognition effective August 1, 2017. Prior period information presented here has been adjusted to reflect the adoption of this new standard. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of adjustments.

	Three Months Ended October 31,
	2016	2017
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$153,536	$219,052
Support and other services	35,025	56,500
Total revenue	188,561	275,552
Cost of revenue:
Product (1)(2)	52,210	85,162
Support and other services (1)	17,552	23,460
Total cost of revenue	69,762	108,622
Gross profit	118,799	166,930
Operating expenses:
Sales and marketing (1)(2)	128,625	145,405
Research and development (1)	75,281	64,512
General and administrative (1)	29,372	16,052
Total operating expenses	233,278	225,969
Loss from operations	(114,479)	(59,039)
Other expense—net	(25,712)	(189)
Loss before provision for income taxes	(140,191)	(59,228)
Provision for income taxes	111	2,259
Net loss	$(140,302)	$(61,487)

(1) Includes stock-based compensation expense as follows:
Product cost of sales	$966	$570
Support cost of sales	3,350	2,072
Sales and marketing	33,891	13,766
Research and development	34,026	15,542
General and administrative	18,495	3,565
Total stock-based compensation	$90,728	$35,515

(2) Includes amortization of intangible assets as follows:
Product cost of sales	$238	$895
Sales and marketing	167	211
Total amortization of intangible assets	$405	$1,106

	Three Months Ended October 31,
	2016	2017
	(As a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	81%	79%
Support and other services	19%	21%
Total revenue	100%	100%
Cost of revenue:
Product	28%	31%
Support and other services	9%	8%
Total cost of revenue	37%	39%
Gross profit	63%	61%
Operating expenses:
Sales and marketing	68%	53%
Research and development	40%	23%
General and administrative	16%	6%
Total operating expenses	124%	82%
Loss from operations	(61)%	(21)%
Other expense—net	(14)%	—%
Loss before provision for income taxes	(75)%	(21)%
Provision for income taxes	0%	1%
Net loss	(75)%	(22)%
Comparison of the Three Months Ended October 31, 2016 and 2017
Revenue

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Product	$153,536	$219,052	$65,516	43%
Support and other services	35,025	56,500	21,475	61%
Total revenue	$188,561	$275,552	$86,991	46%

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
U.S.	$106,168	$187,365	$81,197	76%
Europe, the Middle East and Africa	25,416	37,444	12,028	47%
Asia-Pacific	45,847	44,859	(988)	(2)%
Other Americas	11,130	5,884	(5,246)	(47)%
Total revenue	$188,561	$275,552	$86,991	46%

The increase in product revenue for the three months ended October 31, 2017 reflects increased domestic and international demand for our solutions as we continued to penetrate and expand in global markets through increased sales and marketing activities. Our total end-customer count increased from 4,473 as of October 31, 2016 to 7,813 as of October 31, 2017.
Support and other services revenue increased in the three months ended October 31, 2017 compared to the same period in prior year in conjunction with the growth of our end-customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Cost of product revenue	$52,210	$85,162	$32,952	63%
Product gross margin	66%	61%
Cost of support and other services revenue	$17,552	$23,460	$5,908	34%
Support and other services gross margin	50%	58%
Total gross margin percentage	63%	61%
Cost of product revenue
Cost of product revenue increased in the three months ended October 31, 2017 due to the corresponding increase in product sales compared to the corresponding prior year period. Additionally, during the three months ended October 31, 2017, the cost of certain of our hardware components, specifically DRAM and NAND, continued to increase due to supply constraints.
The decrease in product gross margin was driven primarily by the increase in hardware component costs indicated above, partially offset by higher software mix during the three months ended October 31, 2017 compared to the same prior year period. We expect to see continued pressure on the costs of DRAM as a result of continued supply constraints in the three months ending January 31, 2018 and we expect these costs to continue to increase so long as the DRAM market remains supply constrained.
Cost of support and other services revenue
Cost of support and other services revenue increased in the three months ended October 31, 2017 compared to the same prior year period due to higher personnel costs of our global customer support organization. The increase in personnel costs was primarily due to an increase in our customer support and other services headcount of 40% from October 31, 2016 to October 31, 2017. This increase was partially offset by lower stock-based compensation expense, as compared to the corresponding prior year period, in which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. Support and other services gross margin increased during the three months ended October 31, 2017 compared to the same prior year period, primarily due to efficiencies gained in our support organization and headcount or personnel related costs growing at a slower rate than support and other services revenue.

Operating Expenses
Sales and Marketing

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Sales and marketing	$128,625	$145,405	$16,780	13%
Percent of total revenue	68%	53%

Sales and marketing expense increased in the three months ended October 31, 2017 compared to the same prior year period primarily due to higher personnel costs and sales commissions, as our sales and marketing headcount increased by 32% from October 31, 2016 to October 31, 2017. Additionally, as part of our efforts to penetrate and expand in global markets, we have continually increased our marketing activities related to brand awareness, promotions, trade shows and partner programs. This increase in personnel costs and sales commissions was partially offset by lower stock-based compensation expense as compared to the corresponding prior year period, in which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016.
Research and Development

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Research and development	$75,281	$64,512	$(10,769)	(14)%
Percent of total revenue	40%	23%
Research and development expense decreased in the three months ended October 31, 2017, primarily due to lower stock-based compensation expense as compared to the corresponding prior year period. In the first quarter of fiscal 2017, we recognized a cumulative stock-based compensation expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. The lower stock-based compensation expense was partially offset by higher personnel costs as our research and development headcount increased by 18% from October 31, 2016 to October 31, 2017, as we have continued the expansion of our product development activities.
General and Administrative

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
General and administrative	$29,372	$16,052	$(13,320)	(45)%
Percent of total revenue	16%	6%
General and administrative expense decreased in the three months ended October 31, 2017, primarily due to lower stock-based compensation expense as compared to the corresponding prior year period. In the first quarter of fiscal 2017, we recognized a cumulative stock-based compensation expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. The lower stock-based compensation expense was partially offset by higher personnel costs as our general and administrative headcount increased by 20% from October 31, 2016 to October 31, 2017 to support our growing operations and international footprint.

Other Expense-net

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Other expense-net	$(25,712)	$(189)	$25,523	(99)%
Other expense-net for the three months ended October 31, 2017, was primarily related to foreign currency losses, mostly offset by interest earned on short-term investments. Other expense-net for the three months ended October 31, 2016 was primarily related to $21.1 million change in the fair value of our convertible preferred stock warrant liability and $3.3 million loss on debt extinguishment resulting from the early extinguishment of our senior notes.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(In thousands, except percentages)
Provision for income taxes	$111	$2,259	$2,148	1,935%
The increase in income tax provision during the three months ended October 31, 2017, as compared to the three months ended October 31, 2016, was primarily due to increase in foreign taxes as we continued our global expansion. The income tax provision during the three months ended October 31, 2016 was partially offset by a $1.5 million partial release of the U.S. valuation allowance from a business acquisition completed during the three months ended October 31, 2016 and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability from the business acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, as a result, we released a portion of the U.S. deferred tax asset valuation allowance.
Liquidity and Capital Resources
As of October 31, 2017, we had $132.5 million of cash and cash equivalents and $233.5 million of short-term investments which were held for general corporate purposes. Our cash and cash equivalents primarily consist of bank deposits and money market accounts. Our short-term investments consist of highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2016	2017
	(in thousands)
Net cash provided by operating activities	$4,160	$10,107
Net cash used in investing activities	(47,959)	(41,153)
Net cash provided by financing activities	170,053	25,146
	$126,254	$(5,900)
Cash Flows from Operating Activities
Net cash provided by operating activities was $10.1 million for the three months ended October 31, 2017, an increase of $5.9 million compared to $4.2 million in net cash generated from operating activities for the three months ended October 31, 2016. The increase in cash generated from operating activities for the three months ended October 31, 2017 was primarily due to higher billings and collections, partially offset by higher operating expenses as we continued to invest in the longer-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $41.2 million for the three months ended October 31, 2017 was due to $59.1 million of short-term investment purchases and $18.0 million of purchases of property and equipment, partially offset by $35.9 million of maturities of short-term investments.
Net cash used in investing activities of $48.0 million for the three months ended October 31, 2016 included $87.4 million of short-term investment purchases and $11.9 million of purchases of property and equipment as we continue to invest in the longer-term growth of our business. This was partially offset by $31.6 million of sales of short-term investments and $20.0 million of maturities of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $25.1 million for the three months ended October 31, 2017 was primarily related to $25.2 million of net proceeds from sales of shares through employee equity incentive plans.
Net cash provided by financing activities of $170.1 million for the three months ended October 31, 2016 primarily consisted of $254.5 million of proceeds from our IPO, net of underwriting discounts and commission, and $1.5 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $76.6 million of repayment of our senior notes including debt extinguishment costs, $7.1 million payment of debt in conjunction with a business acquisition completed during the three months ended October 31, 2016 and $2.2 million of payments of offering costs for our IPO.

Contractual Obligations
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
As of October 31, 2017, we had $79.0 million in purchase commitments with our third-party contract manufacturers, which consist of obligations for on hand inventories and non-cancelable purchase orders for non-standard components, and $23.6 million of other purchase obligations pertaining to our normal operations. There have been no other significant changes during the three months ended October 31, 2017 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
As of October 31, 2017, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of October 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported.
Except for accounting policies related to our early adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our early adoption of ASC 606.
Recent Accounting Pronouncements
See Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
A hypothetical 10% decrease in the U.S. Dollar against other currencies would result in an increase in operating loss of approximately $4.1million and $6.1 million for the three months ended October 31, 2016 and 2017, respectively. The change in hypothetical increase in operating loss for the three months ended October 31, 2017 compared to the three months ended October 31, 2016 is due to an increase in foreign currency expenses. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective August 1, 2017. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $108.2 million, $379.6 million and $61.5 million for fiscal 2016, fiscal 2017 and three months ended October 31, 2017, respectively. As of October 31, 2017, we had an accumulated deficit of $792.5 million. In addition to the investments we expect to continue to make to grow our business, we have also incurred and expect to continue incurring significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.

The markets in which we compete are rapidly evolving, which make it difficult to forecast end-customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we develop new solutions designed to address new market demands, such as the recently announced Nutanix Calm and Nutanix Xi Cloud Services, sales of our solutions will in part be dependent on capturing new spending in these markets, including hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end-customer demand or adoption rates for our solutions or the future growth of our market.
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
Our relationships with our original equipment manufacturer, or OEM, partners continue to shift as industry dynamics change, and our OEM partners may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies is not just an OEM partner, but also a competitor of ours, and accounted for over 10% of our total billings in each of fiscal 2016 and fiscal 2017. In September 2016, EMC Corporation, or EMC, was acquired by Dell. As a result of the acquisition, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. Also, Dell holds a majority of outstanding voting power in VMware Inc., or VMware, and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.

Further, since we account for OEM sales, including sales made by Dell, as software sales for revenue recognition purposes, and because we decided to early adopt the new revenue recognition standard (Accounting Standard Update 2014-09, Revenue from Contracts with Customers, or ASC 606) effective as of August 1, 2017, any reduction in OEM sales by any of our OEM partners will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell would have accounted for approximately 12% and 10% of our total revenue in fiscal 2016 and fiscal 2017, respectively.
Our revenue growth in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods with total revenue of $503.4 million, $845.9 million, $188.6 million and $275.6 million for fiscal 2016, fiscal 2017 and the three months ended October 31, 2016 and 2017, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. In addition, we expect to transition our business to focus on more software-only transactions. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. As we transition to more software-only transactions, we anticipate that our revenue growth will slow during the transition period, and there is no guarantee that we will be able to successfully increase our software-only sales to the anticipated levels. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end-customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.
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
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems, and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers such as VMware and Red Hat, Inc., that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise clouds;

•
traditional IT systems vendors such as Hewlett Packard Enterprise Company, or HPE, Cisco Systems, Inc., or Cisco, Lenovo Group Ltd., Dell, Hitachi Data Systems Corporation, or Hitachi, and International Business Machines Corporation, or IBM, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors such as Dell, NetApp, Inc., or NetApp, and Hitachi, which typically sell centralized storage products; and

•	providers of public cloud infrastructure such as Amazon.com, Inc., Google Inc., and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products such as VMware, Cisco, HPE, Dell and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently released its first hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which are emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.

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
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we expect to transition our business to focus on more software-only transactions in the near term, and potentially shift to a software as a service and software as a subscription model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
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
Shifts in our product mix more toward selling our solutions as software-only as opposed to as an appliance may cause our revenue to grow more slowly than it has in the past, or to decline, and our gross margins to fluctuate.

We expect to transition our business to focus on more software-only transactions. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. If we are successful in executing this transition, there will be an increase in the delivery of our solutions as software-only licenses on separately procured hardware, and our overall product mix may shift more towards sales of our solutions as software-only licenses. Unless we can replace the hardware revenue with additional software sales, any increase in software-only sales may cause our revenue grow more slowly than it has in the past, or to decline, and our gross margins to fluctuate, and may adversely impact our operating results. In addition, our success depends heavily on the ability of our sales team to adjust their strategy to focus on software only sales. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transition may make it more difficult to accurately project our operating results or plan for future growth. It may also take longer than anticipated to implement this new model, and our long term projections may be negatively impacted. If we are not successful in executing this transition, our business could be adversely affected, and our stock price could decline.

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
Our future success depends in part on purchases by our existing end-customers of additional software licenses and appliances as well as renewals and upgrades to their support and software maintenance agreements. If our end-customers do not purchase additional software licenses or appliances or software upgrades, or renew or upgrade their support and software maintenance agreements, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end-customers renewing support and software maintenance agreements or purchasing additional appliances. End-customers may choose not to renew their support and software maintenance agreements or purchase additional appliances because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end-customers’ spending levels or other causes outside of our control. If our existing end-customers do not purchase new solutions, or renew or upgrade their support and software maintenance agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.
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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end-customers and sell additional solutions to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. In addition, as we transition our business to focus on more software-only transactions, we may also need to re-train our seasoned sales employees, who have historically focused on appliance sales, in order to maintain or increase their productivity. If our new sales employees do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

If we do not effectively structure our sales force to focus on the end-customers that will primarily drive our growth strategy, our business will be adversely affected.

As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. Over the past year, we have started to segment our sales force to focus on these major accounts and large deals. This process, which we anticipate will continue for the foreseeable future, has involved hiring new, and promoting existing members of our sales team into, global account manager roles that will focus exclusively on large sales to major accounts. As discussed above, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to implement, further impacting productivity. In addition, as our organization focuses more heavily on major accounts and large deals, the productivity of our traditional sales teams may be impacted. For example, we experienced what we believe was a short-term decrease in sales productivity of our North American sales teams as well as a reduction in the number of large deals executed during the quarter ended January 31, 2017 due to the continued segmentation of our sales teams. Additionally, we are in the process of transitioning our business to focus primarily on software-only transactions, and we may need to adjust our sales strategy and approach away from appliance sales. These potential fluctuations in sales productivity make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement our news sales structure in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long term projections may be negatively impacted, and our business and operating results will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end-customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end-customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end-customers represented 14% and 20%, respectively, of our total revenue for the three months ended October 31, 2016, and represented 17% and 28%, respectively, of our total revenue for three months ended October 31, 2017. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

•
the timing of revenue recognition for our sales, which has materially changed for the majority of sales of software-only licenses on or after August 1, 2017 as a result of our adoption of the new ASC 606 revenue recognition standard which requires us to recognize the revenue from sales of software licenses upon transfer of control to our end-customers, instead of deferring the revenue over the post contract support period; this change will heighten the impact of any fluctuations in the timing and magnitude of software-only sales on our quarterly operating results;

•	reductions in end-customers’ budgets for information technology purchases;

•	delays in end-customers’ purchasing cycles or deferments of end-customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

•
the mix of solutions sold, including the mix between appliance and software-only sales and the mix of the types of appliances that we sell, and the mix of revenue between products and support and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to focus on more software-only transactions;

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of the new ASC 606 revenue recognition standard. For example, in the last three quarters of fiscal 2017 and the first quarter of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, causing a negative impact on our gross margin. We expect the price increases for DRAM to continue, and for NAND pricing to remain high, for the immediate future, and to continue to impact our gross margin. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

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
Our agreement with Super Micro expires in May 2018, and automatically renews for successive one-year periods thereafter with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture our solutions. In addition, in the third quarter of fiscal 2017, we entered into a Memorandum of Understanding with Flextronics pursuant to which we have transitioned and will continue to transition portions of our manufacturing operations to Flextronics, and we are currently working with Flextronics to finalize a manufacturing agreement. The Flextronics Memorandum of Understanding does not contain any minimum long-term commitment to manufacture our solutions, and the terms of the manufacturing agreement have not yet been finalized. Further, any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end-customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, while we have already transitioned some of our manufacturing operations to Flextronics, we may encounter unexpected issues as we scale our operations with them. Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected.

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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end-customers in a timely manner and at competitive prices could be impaired and our competitive, reputation, and operating results could be adversely affected. For example, in the last three quarters of fiscal 2017 and the first quarter of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end-customer relationships which could adversely impact our revenue and operating results.
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
Increasingly, we derive a significant portion of our revenue from end-customers and channel partners outside the United States. We derived approximately 42%, 44%, 44% and 32% of our total revenue from our international customers based on bill-to-location for fiscal 2016 and fiscal 2017 and the three months ended October 31, 2016 and 2017, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2017, approximately 41% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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
We expect to receive significant tax benefits from sales to our non-U.S. customers. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. President Trump and the U.S. Congress have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. This could adversely affect our effective tax rate or result in higher tax liabilities. At this time, it is not possible to measure the potential impact on the value of our deferred tax assets, business, prospects or results of operations that might result upon enactment.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to perform due diligence, disclose and report whether our solutions contain conflict minerals. The Trump administration has indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended, and, in April 2017, the SEC announced that it was suspending enforcement of portions of the conflict minerals regulations enacted under the Dodd-Frank Act following a ruling by the U.S. Court of Appeals for the District of Columbia Circuit. The implementation of these requirements and any changes effected by the Trump administration's implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.

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

•
failure of financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, including as a result of our recently announced plan to transition our business to focus on more software-only transactions, or our failure to meet these estimates or the expectations of investors;

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2017, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
For so long as we remain an “emerging growth company” as defined in the in the Jumpstart Our Business Startups Act, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business and prospects may be harmed. As a result of our required public disclosures of information, our business and financial condition are more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, financial condition, results of operations and prospects could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, financial condition, results of operations and prospects.
In addition, as a result of our disclosure obligations as a public company, we will have reduced strategic flexibility and will be under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

If financial or industry analysts do not publish research or reports about our business, if they have a difficulty understanding the changes to our business model, or if they issue inaccurate or unfavorable research regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, we may be slow to attract research coverage and the analysts who publish information about our Class A common stock will have had relatively little experience with our company. In addition, we are in a period of transition intended to focus our business on more software-only transactions, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

a) Unregistered Sales of Equity Securities

None.

b) Use of Proceeds from Public Offering of Common Stock

Our IPO of Class A common stock was effected through Registration Statements on Form S-1 (File Nos. 333-208711 and 333-213876), which were declared or became effective on September 29, 2016. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.

Purchases of Equity Securities by the Issuer
We issued shares of common stock related to exercises of unvested stock options, or the early exercised stock options. The shares of common stock issued in connection with the early exercised stock options are subject to our repurchase right at the original purchase price. The proceeds are initially recorded as a liability and reclassified to common stock and additional paid in capital as our repurchase right lapses. During the three months ended October 31, 2017, we repurchased the following shares related to unvested early exercised stock options due to termination:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
August 1, 2017 to August 31, 2017	—	$—
September 1, 2017 to September 30, 2017	3,501	9.09
October 1, 2017 to October 31, 2017	—	—
Total	3,501	$9.09

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
10.1	Offer Letter, dated as of October 16, 2017, by and between Nutanix, Inc. and Louis J. Attanasio +					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+ Indicates a management contract or compensatory plan or arrangement.
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

Date: December 12, 2017	/s/ Duston M. Williams
Duston M. Willliams
Chief Financial Officer
(Principal Financial Officer)