Form 10-Q
period 2018-01-31
Nutanix, Inc.
filed 2018-03-15
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2018, the registrant had 120,114,416 shares of Class A common stock, $0.000025 par value per share, and 44,194,199 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

•	our business plan and our ability to effectively manage our growth;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the productivity of our sales team;

•	our ability to develop new solutions, product features and technology, such as Nutanix Calm and Nutanix Xi Cloud Services, and bring them to market in a timely manner;

•	market acceptance of new technology and recently introduced solutions;

•	the interoperability and availability of our solutions with and on third-party hardware platforms;

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

•
future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate acquisitions such as Calm.io Pte. Ltd. and PernixData, Inc. and the planned acquisitions of Minjar Inc. and Netsil Inc.;

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data, unaudited)

	As of
	July 31, 2017 *As Adjusted	January 31, 2018
Assets
Current assets:
Cash and cash equivalents	$138,359	$610,446
Short-term investments	210,694	307,809
Accounts receivable—net	178,876	179,241
Deferred commissions—current	23,843	33,508
Prepaid expenses and other current assets	28,362	31,547
Total current assets	580,134	1,162,551
Property and equipment—net	58,072	69,074
Deferred commissions—non-current	49,684	66,120
Intangible assets—net	26,001	23,539
Goodwill	16,672	16,672
Other assets—non-current	7,649	7,240
Total assets	$738,212	$1,345,196

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,725	$56,270
Accrued compensation and benefits	57,521	75,310
Accrued expenses and other current liabilities	9,707	11,241
Deferred revenue—current	170,123	231,731
Total current liabilities	311,076	374,552
Deferred revenue—non-current	198,933	246,269
Convertible senior notes—net	—	415,651
Early exercised stock options liability	851	430
Other liabilities—non-current	10,289	7,815
Total liabilities	521,149	1,044,717
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2017 and January 31, 2018; no shares issued and outstanding as of July 31, 2017 and January 31, 2018	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2017 and January 31, 2018; 154,636,520 (93,570,171 Class A and 61,066,349 Class B) and 164,065,915 (119,873,498 Class A and 44,192,417 Class B) shares issued and outstanding as of July 31, 2017 and January 31, 2018	4	4
Additional paid-in capital	948,134	1,156,282
Accumulated other comprehensive loss	(106)	(720)
Accumulated deficit	(730,969)	(855,087)
Total stockholders’ equity	217,063	300,479
Total liabilities and stockholders’ equity	$738,212	$1,345,196

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
Revenue:
Product	$158,213	$223,170	$311,749	$442,222
Support and other services	41,001	63,574	76,026	120,074
Total revenue	199,214	286,744	387,775	562,296
Cost of revenue:
Product	58,403	83,217	110,613	168,379
Support and other services	18,443	25,311	35,995	48,771
Total cost of revenue	76,846	108,528	146,608	217,150
Gross profit	122,368	178,216	241,167	345,146
Operating expenses:
Sales and marketing	111,374	151,201	239,999	296,606
Research and development	70,914	70,924	146,195	135,436
General and administrative	15,481	15,948	44,853	32,000
Total operating expenses	197,769	238,073	431,047	464,042
Loss from operations	(75,401)	(59,857)	(189,880)	(118,896)
Other expense—net	(421)	(861)	(26,133)	(1,050)
Loss before provision for income taxes	(75,822)	(60,718)	(216,013)	(119,946)
Provision for income taxes	547	1,913	658	4,172
Net loss	$(76,369)	$(62,631)	$(216,671)	$(124,118)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.54)	$(0.39)	$(2.00)	$(0.78)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	141,996,600	161,737,428	108,185,194	159,251,964

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
Net loss	$(76,369)	$(62,631)	$(216,671)	$(124,118)
Other comprehensive loss—net of tax:
Change in unrealized loss on available-for-sale securities—net of tax	(150)	(484)	(158)	(614)
Total other comprehensive loss—net of tax	(150)	(484)	(158)	(614)
Comprehensive loss	$(76,519)	$(63,115)	$(216,829)	$(124,732)

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended January 31,
	2017 *As Adjusted	2018
Cash flows from operating activities:
Net loss	$(216,671)	$(124,118)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,172	23,015
Stock-based compensation	143,335	77,526
Loss on debt extinguishment	3,320	—
Change in fair value of convertible preferred stock warrant liability	21,133	—
Change in fair value of contingent consideration	472	(3,955)
Amortization of debt discount and issuance cost	—	738
Other	457	141
Changes in operating assets and liabilities:
Accounts receivable—net	(39,730)	(490)
Deferred commission	(8,071)	(26,101)
Prepaid expenses and other assets	(2,707)	(2,842)
Accounts payable	11,342	(16,560)
Accrued compensation and benefits	11,811	17,789
Accrued expenses and other liabilities	1,677	2,415
Deferred revenue	79,372	108,944
Net cash provided by operating activities	23,912	56,502
Cash flows from investing activities:
Purchases of property and equipment	(24,616)	(31,993)
Purchases of investments	(117,550)	(183,102)
Maturities of investments	41,200	84,927
Sale of investments	32,640	—
Payments for business acquisitions, net of cash acquired	(184)	—
Net cash used in investing activities	(68,510)	(130,168)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes—net	—	564,219
Proceeds from issuance of warrants	—	87,975
Payments for convertible note hedges	—	(143,175)
Proceeds from sales of shares through employee equity incentive plans—net of repurchases	2,180	36,819
Proceeds from initial public offering—net of underwriting discounts and commissions	254,455	—
Payments of offering costs	(1,609)	(85)
Repayment of senior notes	(75,000)	—
Debt extinguishment costs	(1,580)	—
Payment of debt in conjunction with a business acquisition	(7,124)	—
Other	73	—
Net cash provided by financing activities	171,395	545,753
Net increase in cash and cash equivalents	126,797	472,087
Cash and cash equivalents—beginning of period	99,209	138,359
Cash and cash equivalents—end of period	$226,006	$610,446
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,344	$4,077
Cash paid for interest	$1,271	$—
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$6,983	$4,673
Convertible senior notes offering costs included in accounts payable and accrued liabilities	$—	$707
Vesting of early exercised stock options	$920	$435
Offering costs included in accounts payable	$51	$—
Conversion of convertible preferred stock to common stock, net of issuance costs	$310,379	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$30,812	$—
Issuance of common stock for business acquisitions	$27,063	$—

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	ORGANIZATION
Organization and Description of Business—Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, “we” or “our”) has operations throughout North America, Europe, Asia-Pacific, Middle East, Latin America and Africa.
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
Effective August 1, 2017, we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, or ASC 606, as discussed in detail in Note 3. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606, as indicated by the “as adjusted” footnote.
Use of Estimates—The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of standalone selling prices for products and related support; determination of fair value of stock-based awards; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; warranty liability; commissions expense; fair value of assets and liabilities acquired in business combinations; fair value of debt and equity components related to our convertible senior notes; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration Risk:
Concentration of revenue and accounts receivable—We sell our products primarily through Partners and occasionally directly to end-customers. For the three and six months ended January 31, 2017 and 2018, no end-customer accounted for 10% or more of total revenue.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,
Customers	2017 **As Adjusted	2018	2017 **As Adjusted	2018	July 31, 2017	January 31, 2018
Partner A	*	*	11%	12%	*	*
Partner B	18%	18%	19%	23%	12%	18%
Partner C	15%	16%	14%	17%	14%	*
Partner D	*	10%	11%	10%	20%	19%
Partner E	10%	*	*	*	*	10%
Partner F	14%	14%	12%	14%	18%	*
___________________

*	Less than 10%

**	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Summary of Significant Accounting Policies—Except for the accounting policies for revenue recognition, deferred revenue, and deferred commissions that were updated as a result of adopting ASC 606 and those related to our 0% Convertible Senior Notes due in 2023, or the Notes, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the SEC on September 18, 2017, that have had a material impact on our condensed consolidated financial statements and related notes. See Note 3 for the summary of the new accounting policies under ASC 606.
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, and adoption as of the original effective date of August 1, 2017 was permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to recast our historical financial information to be consistent with the new standard. Refer to Note 3 for the details of impacts to previously reported results.
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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The guidance is effective for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. We adopted this ASU effective August 1, 2017 and as we did not have any business acquisition during the six months ended January 31, 2018, our adoption did not have any impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this ASU effective November 1, 2017 and our adoption did not have any impact on our condensed consolidated financial statements.
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

Revenue Recognition—Effective August 1, 2017, we adopted ASC 606 using the full retrospective method, which required us to recast our historical financial information to be consistent with the standard. The most significant impact of ASC 606 on our historical financial information relates to the timing of revenue recognition for certain software licenses sold with post contract customer support, or PCS, for which we did not have vendor specific objective evidence, or VSOE, of fair value under the previous revenue recognition guidance. Under ASC 606, the requirement to have VSOE for undelivered elements is eliminated and we now recognize revenue for such software licenses upon transfer of control to our customers. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impacts to provision for income taxes. The adoption of the standard had no significant impact to the provision for income taxes and had no impact to the net cash from or used in operating, investing, or financing activities on our condensed consolidated statements of cash flows. See ASC 606 Adoption Impact to Reported Results below for the impact of adoption of the standard on our condensed consolidated balance sheets and condensed consolidated statements of operations.
ASC 606 Adoption Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select condensed consolidated balance sheet line items, which reflect the adoption of ASC 606, are as follows:

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Select unaudited condensed consolidated statement of operations line items, which reflects the adoption of ASC 606, are as follows:

	Three Months Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue	(in thousands, except per share data)
Product	$138,508	$19,705	$158,213
Support and other services	43,687	(2,686)	41,001
Total revenue	$182,195	$17,019	$199,214
Gross profit	$105,349	$17,019	$122,368
Operating expenses
Sales and marketing expenses	$111,244	$130	$111,374
Loss from operations	$(92,290)	$16,889	$(75,401)
Net Loss	$(93,212)	$16,843	$(76,369)
Basic and diluted net loss per share	$(0.66)	$0.12	$(0.54)

	Six Months Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Revenue	(in thousands, except per share data)
Product	$268,165	$43,584	$311,749
Support and other services	80,839	(4,813)	76,026
Total revenue	$349,004	$38,771	$387,775
Gross profit	$202,396	$38,771	$241,167
Operating expenses
Sales and marketing expenses	$240,019	$(20)	$239,999
Loss from operations	$(228,671)	$38,791	$(189,880)
Net Loss	$(255,381)	$38,710	$(216,671)
Basic and diluted net loss per share	$(2.36)	$0.36	$(2.00)

Unaudited revenue by geographic location based on bill-to location, which reflects the adoption of ASC 606, are as follows:

	Three Months Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$102,173	$2,869	$105,042
Europe, the Middle East and Africa	33,272	1,330	34,602
Asia-Pacific	37,382	12,561	49,943
Other Americas	9,368	259	9,627
Total revenue	$182,195	$17,019	$199,214

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Six Months Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$205,044	$6,166	$211,210
Europe, the Middle East and Africa	57,520	2,498	60,018
Asia-Pacific	66,290	29,500	95,790
Other Americas	20,150	607	20,757
Total revenue	$349,004	$38,771	$387,775

The adoption impacted certain line items in the cash flows from operating activities as follows:

	Six Months Ended January 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
Cash flows from operating activities:	(in thousands)
Net loss	$(255,381)	$38,710	$(216,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$(8,049)	$(22)	$(8,071)
Accrued expenses and other liabilities	$1,594	$83	$1,677
Deferred revenue	$118,143	$(38,771)	$79,372

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

•
Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

•	Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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

Disaggregation of Revenue

We generate revenue from the sale of our software solution, which can be delivered on a hardware appliance or on a stand-alone basis, PCS and professional services. A substantial portion of our revenue is generated via channel partners, including distributors and resellers. We also sell our software solution through our OEM partners, such as Dell Technologies and Lenovo Group Ltd. These OEM partners embed our software in their own hardware and we provide limited PCS on these transactions. The following table depicts the disaggregation of revenue according to revenue type and is consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(in thousands)
Software revenue	$102,845	$145,171	$207,590	$283,385
Hardware revenue	55,368	77,999	104,159	158,837
Support and other services revenue	41,001	63,574	76,026	120,074
Total revenue	$199,214	$286,744	$387,775	$562,296
Software revenue — A substantial majority of our product revenue is generated from the sale of our software, which is either delivered on a hardware appliance that is configured to order, or delivered as stand-alone software, which can be installed on our customers' hardware appliance that is typically purchased separately from an OEM partner or other manufacturers of our compatible hardware, including our contract manufacturers. Software revenue includes our base operating system, which can be delivered through different platforms, and licenses to other additional features which are sold by us. Revenue from our software products is generally recognized upon transfer of control to our customers.
Hardware revenue — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to our customers.
Support and other services revenue — We generate our support and other services revenue primarily from PCS contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with PCS contracts with terms ranging from one to five years. We recognize revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to our customer. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contracts with multiple performance obligations — Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP, basis. For deliverables that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the stand-alone sales over the trailing 12-months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.

Contract balances—The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2017 and January 31, 2018 is presented in the accompanying consolidated balance sheets.

Costs to obtain and fulfill a contract—We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commission expense in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment.

Deferred revenue— We record deferred revenue when cash payments are received in advance of our performance. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
    Significant changes in the balance of deferred revenue (contract liability) total deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2017 *	$369,056	73,527
Additions	96,288	33,807
Revenue/commissions recognized	(56,500)	(25,350)
Balance as of October 31, 2017	408,844	81,984
Additions	132,730	45,782
Revenue/commissions recognized	(63,574)	(28,138)
Balance as of January 31, 2018	$478,000	$99,628
* See details above for the summary of adjustments to deferred commission and deferred revenue as a result of the adoption of ASC 606.
Of the $99.6 million total deferred commissions balance as of January 31, 2018, we expect to recognize approximately 34% as commission expense over the next 12 months and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three and six months ended January 31, 2017, we recognized approximately $36.7 million and approximately $55.6 million pertaining to amounts deferred as of October 31, 2016 and July 31, 2016, respectively. During the three and six months ended January 31, 2018, we recognized approximately $55.0 million and approximately $96.5 million pertaining to amounts deferred as of October 31, 2017 and July 31, 2017, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods, and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was $519.9 million as of January 31, 2018, of which we expect to recognize approximately 51% of the revenue over the next 12 months and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of January 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$380,039	$—	$—	$380,039
Commercial paper		63,529		63,529
U.S. government securities	—	25,281	—	25,281
Corporate bonds	—	2,847	—	2,847
Short-term investments:
Corporate bonds	—	209,425	—	209,425
Commercial paper	—	74,092	—	74,092
U.S. government securities	—	24,292	—	24,292
Total measured at fair value	$380,039	$399,466	$—	779,505
Cash				138,750
Total cash, cash equivalents and short-term investments				$918,255
Financial Liabilities:
Contingent consideration	$—	$—	$340	$340

Financial Instruments Not Recorded at Fair Value on a Recurring Basis.

We report our financial instruments at fair value with the exception of the Notes. Financial instruments that are not reported at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2017		As of January 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	—	—	$415,651	$563,011

The carrying amount of the Notes as of January 31, 2018 was net of unamortized debt discount of $150.9 million and unamortized debt issuance costs of $8.4 million.

The total estimated fair value of the Notes was determined based on the closing trading price of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

A summary of the changes in the fair value of our contingent consideration, categorized as Level 3 in the fair value hierarchy, is as follows:

	Six Months Ended January 31,
	2017	2018
	(in thousands)
Contingent consideration—beginning balance	$—	$4,295
Assumed in a business acquisition	2,371	—
Change in fair value*	472	(3,955)
Contingent consideration—ending balance	$2,843	$340
____________

*	Recorded in the condensed consolidated statements of operations within general and administrative expenses
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
Short-Term Investments—The amortized cost of our short-term investments approximate their fair value. As of July 31, 2017 and January 31, 2018, unrealized gains or losses from our short-term investments were immaterial. Unrealized losses related to our short-term investments are due to interest rate fluctuations as opposed to credit quality. In addition, unless we will need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at July 31, 2017 and January 31, 2018.
The following table summarizes the estimated fair value of our investments in marketable debt securities, by the contractual maturity date:

As of January 31, 2018
(in thousands)
Due within 1 year	$222,640
Due after 1 year through 3 years	85,169
Total	$307,809

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Property and Equipment—Net—Property and equipment, net consists of the following:

	Estimated Useful Life (In months)	As of
		July 31, 2017	January 31, 2018
		(in thousands)
Computer, production, engineering and other equipment	36	$85,280	$104,891
Demonstration units	12	46,387	51,580
Leasehold improvements	*	10,562	15,309
Furniture and fixtures	60	4,744	5,866
Total property and equipment—gross		146,973	177,646
Less accumulated depreciation and amortization		(88,901)	(108,572)
Total property and equipment—net		$58,072	$69,074
____________

*	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
     Depreciation and amortization expense related to our property and equipment was $9.0 million and $10.3 million for the three months ended January 31, 2017 and 2018, respectively, and was $17.2 million and 20.6 million for the six months ended January 31, 2017 and 2018, respectively.
Intangible Assets—Net—Intangible assets, net consists of the following:

	As of
	July 31, 2017	January 31, 2018
	(in thousands)
Indefinite-lived intangible asset:
In-process R&D*	$16,100	$—
Finite-lived intangible assets:
Developed technology*	7,300	23,400
Customer relationships	4,830	4,830
Total finite-lived intangible assets, gross	12,130	28,230
Total intangible assets, gross	28,230	28,230
Less:
Accumulated amortization of developed technology	(1,314)	(3,375)
Accumulated amortization of customer relationships	(915)	(1,316)
Total accumulated amortization	(2,229)	(4,691)
Intangible assets, net	$26,001	$23,539
* We started amortizing the in-process R&D during the first quarter of fiscal 2018 because the related technology was completed and released in the first quarter of fiscal 2018. We are amortizing the developed technology using the straight-line method over a useful life of 5 years. Based on the foregoing, the balance of in-process R&D is now presented as part of developed technology under finite-lived intangible assets as of January 31, 2018.
The amortization expense of finite-lived intangible assets is being recognized in the condensed consolidated statement of operations within product cost of revenue for developed technology and sales and marketing expenses for customer relationships.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Estimated future amortization expense of finite-lived intangible assets is as follows:

Year Ending July 31:	(In thousands)
2018 (remaining six months)	$2,710
2019	5,421
2020	5,421
2021	5,421
2022	4,224
Thereafter	342
Total	$23,539

Accrued Compensation and Benefits—Accrued compensation and benefits consists of the following:

	As of
	July 31, 2017	January 31, 2018
	(in thousands)
Accrued commissions	$20,388	$24,115
Accrued vacation	6,286	7,438
Contributions to ESPP withheld	14,371	18,036
Accrued bonus	7,342	8,566
Payroll taxes payable	3,434	8,970
Other	5,700	8,185
Total accrued compensation and benefits	$57,521	$75,310
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2017	January 31, 2018
	(in thousands)
Accrued professional services	$4,167	$4,273
Income taxes payable*	3,873	4,163
Other	1,667	2,805
Total accrued expenses and other current liabilities	$9,707	$11,241
* Balance as of July 31, 2017 was adjusted to reflect the impact of the adoption of ASC 606 on income taxes. See Note 3 for a summary of adjustments.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 6.	CONVERTIBLE SENIOR NOTES
In January 2018, we issued $575.0 million in aggregate principal amount of 0% Convertible Senior Notes due in 2023, or the Notes, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. This included $75.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to maturity of the Notes. The estimated total net proceeds from the Notes are as follows:

Amount
(in thousands)
Principal amount	$575,000
Less initial purchasers' discount	(10,781)
Less cost of the bond hedges	(143,175)
Add proceeds from the sale of warrants	87,975
Less other issuance costs	(707)
Net proceeds	$508,312
The $0.7 million other issuance costs remained unpaid as of January 31, 2018. The Notes do not bear any interest and will mature on January 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of securities by us.
Each $1,000 of principal of the Notes will initially be convertible into 20.4705 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $48.85 per share, subject to adjustment upon the occurrence of specified events.  Holders of these Notes may convert their Notes at their option at any time prior to the close of business day immediately preceding October 15, 2022, only under the following circumstances:

1)
during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2)
during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the notes on each such trading day; or

3)	upon the occurrence of certain specified corporate events.
On or after October 15, 2022, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date regardless of the foregoing conditions.
Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. A holder who converts their Notes in connection with certain corporate events that constitute a “make-whole fundamental change” per the indenture governing the Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of its Notes at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus accrued and unpaid interest.
We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $423.4 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $151.6 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheet and is not remeasured as long as it continues to meet the conditions for equity classification.

We incurred transaction costs related to the issuance of the Notes of approximately $11.5 million, consisting of initial purchasers' discount of $10.8 million and other issuance costs of approximately $0.7 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $8.5 million, were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized to interest expense over the term of the Notes. The transaction costs attributable to the equity component were approximately $3.0 million and were netted with the equity component in stockholders’ equity.
The Notes consisted of the following:

As of
January 31, 2018
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt discount(1)	(150,929)
Unamortized debt issuance costs(1)	(8,420)
Net carrying amount	$415,651
Carrying amount of the equity component(2)	$148,598

(1)
Included in the condensed consolidated balance sheet within "Convertible senior notes—net" and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheet within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of January 31, 2018, the remaining life of the Notes is approximately 59 months.
Based on the closing price of our Class A common stock of $32.10 on January 31, 2018, the if-converted value of the Notes was less than the principal amount.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table sets forth the total interest expense recognized related to the Notes:

Three and Six Months Ended January 31, 2018
(in thousands)
Interest expense related to amortization of debt discount	$699
Interest expense related to amortization of the debt issuance costs	39
Total interest expense	$738
Note Hedges and Warrants

Concurrently with the offering of the Notes in January 2018, we entered into convertible note hedge transactions with certain bank counterparties whereby we have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 11.8 million shares of our Class A common stock at a conversion price of approximately $48.85 per share. The total cost of the convertible note hedge transactions was approximately $143.2 million. In addition, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of approximately 11.8 million shares of our Class A common stock at a price of $73.46 per share. We received approximately $88.0 million in cash proceeds from the sale of these warrants.

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of January 31, 2018. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.
Impact to Earnings per Share

The Notes will have no impact to diluted earnings per share until the average price of our Class A common stock exceeds the conversion price of $48.85 per share because we intend to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the Notes when the price of our Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the Notes would be approximately 3.9 million shares if the average price of our Class A common stock is $73.46. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the note hedges eliminate any dilution from the Notes that would have otherwise occurred when the price of our Class A common stock exceeds the conversion price. The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.

The warrants will have a dilutive effect when the average share price exceeds the warrant’s strike price of $73.46 per share. As the price of our Class A common stock continues to increase above the warrant strike price, additional dilution would occur at a declining rate so that a $10 increase from the warrant strike price would yield cumulative dilution of approximately 4.9 million diluted shares for EPS purposes. However, upon conversion, the note hedges would neutralize the dilution from the Notes so that there would only be dilution from the warrants, which would result in actual dilution of approximately 1.4 million shares at a common stock price of $83.46.

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
Purchase Commitments—In the normal course of business, we make commitments with our third-party hardware contract manufacturers to manufacture our inventories and non-standard components based on our forecasts. These commitments consist of obligations for on-hand inventories and non-cancelable purchase orders for non-standard components. We record a charge for firm, non-cancelable and unconditional purchase commitments with our third-party hardware contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts through a charge to cost of product sales. As of January 31, 2018, we had approximately $19.3 million of non-cancelable purchase commitments pertaining to our normal operations, and approximately $53.0 million of other purchase obligations with our contract manufacturers.

Note 8.	STOCKHOLDERS’ EQUITY
Preferred Stock
Upon the closing of our initial public offering, or IPO, in October 2016, we filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board of Directors, or the Board. As of January 31, 2018, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued or outstanding.
Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2018, we had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of January 31, 2018, 119,873,498 shares of Class A common stock were issued and outstanding and 44,192,417 shares of Class B common stock were issued and outstanding.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 9. EQUITY AWARD PLANS
Stock Plans—In June 2010, we adopted the 2010 Stock Plan, or the 2010 Plan, and in December 2011, we adopted the 2011 Stock Plan, or 2011 Plan. In December 2015, the Board adopted the 2016 Equity Incentive Plan, or the 2016 Plan, and together with the 2010 Plan and 2011 Plan, the Stock Plans, which was amended in September 2016. Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our IPO in October 2016. As a result, upon the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and the 2010 Plan and 2011 Plan terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms. Under the 2016 Plan, we may grant incentive stock options, or ISOs, non-statutory stock options, or NSOs, restricted stock, or RS, restricted stock units, or RSUs, and stock appreciation rights, or SARs, to employees, directors and consultants. We have initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year beginning in fiscal year 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under our 2016 Plan increased by 7,731,826 shares pursuant to these provisions. As of January 31, 2018, we had reserved a total of 52,457,925 shares for the issuance of equity awards under the Stock Plans, of which 15,095,482 shares were still available for grant.
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
The summary of RSU activity under the Stock Plans is as follows:

	Number of Shares	Grant Date Fair Value per Share
Outstanding—July 31, 2017	17,376,090	$18.85
Granted	9,214,498	$32.68
Vested	(2,749,519)	$18.01
Canceled/forfeited	(1,230,623)	$22.86
Outstanding—January 31, 2018	22,610,446	$24.37

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock Options—We did not grant any stock options during the six months ended January 31, 2018. A total of 5,422,273 stock options were exercised during the six months ended January 31, 2018 for an average exercise price of $3.58. As of January 31, 2018, 14,717,817 stock options with a weighted-average exercise price $4.91 per share, weighted-average remaining contractual life of 6.14 years, and aggregate intrinsic value of $400.2 million remained outstanding.
Employee Stock Purchase Plan—In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, or the 2016 ESPP, which was subsequently amended in January 2016 and September 2016 and was approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 shares pursuant to these provisions.
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
For the six months ended January 31, 2018, 1,261,104 shares of common stock were purchased for an aggregate amount of $17.4 million. As of January 31, 2018, 2,839,207 shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option-pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted-average assumptions on the date of grant:

	Six Months Ended January 31,
	2017	2018
Expected term (in years)	0.75	0.75
Risk-free interest rate	0.6%	1.25%
Volatility	50.6%	50.2%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock-Based Compensation —Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
Cost of revenue:
Product	$848	$684	$1,814	$1,254
Support and other services	2,389	2,133	5,739	4,205
Sales and marketing	15,528	15,942	49,419	29,708
Research and development	28,759	17,023	62,785	32,565
General and administrative	5,083	6,229	23,578	9,794
Total stock-based compensation expense	$52,607	$42,011	$143,335	$77,526
Stock-based compensation expense for the six months ended January 31, 2017 included cumulative stock-compensation expense related to stock awards with performance conditions, which vesting was deemed probable in the first quarter of fiscal 2017 upon the successful completion of our IPO. Prior to fiscal 2017, no expense was recognized related to these stock awards with performance conditions as vesting was not deemed probable. The cumulative stock-based compensation expense recorded in the first quarter of fiscal 2017 was for the portion of the awards for which the relevant service condition had been satisfied and we have continued to recognize the remaining expense over the remaining service period. Stock-based compensation expense related to stock awards without performance conditions is recognized on a straight-line basis over the requisite service period.
As of January 31, 2018, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $483.8 million and is expected to be recognized over a weighted-average period of approximately 2.7 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 10. INCOME TAXES
The income tax provisions of $0.5 million and $0.7 million for the three and six months ended January 31, 2017, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes, offset by the partial release of $1.5 million of the U.S. valuation allowance in connection with a business acquisition completed during the six months ended January 31, 2017 and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with a business acquisition completed during the six months ended January 31, 2017 provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the U.S. valuation allowance. The income tax provisions of $1.9 million and $4.2 million for the three and six months ended January 31, 2018, respectively, primarily consisted of foreign taxes on our international operations. We continue to maintain a valuation allowance for its U.S. Federal and state deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into federal law, which among other changes reduces the federal corporate tax rate to 21%. We do not expect the TCJA to have a material impact on our financial statements due to our valuation allowance in the U.S. Based on our analysis, U.S. deferred tax assets have been revalued from 34% to 21% with a corresponding offset to the valuation allowance. This resulted in a significant reduction to our net U.S. deferred tax assets and valuation allowance and an immaterial impact to income tax provision due to the valuation allowance on net US deferred tax assets. Pursuant to SEC Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the TJCA, we will continue to evaluate the impact of various domestic and international provisions of the TCJA as well as the impact of additional guidance that may be provided, to assess the full effects on our financial results, including disclosures for our fiscal year ending July 31, 2018.

We have not yet made a policy election with respect to our treatment of potential global intangible low-taxed income, or GILTI. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. We are still in the process of analyzing the provisions of the Act associated with GILTI and the expected impact of GILTI on us in the future.

In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a one-time transition tax on deemed repatriated earnings of Non-US subsidiaries. The tax is to be computed using our total foreign post-1986 earnings and profits that were previously deferred from U.S. income taxes. We did not have any deemed repatriation tax liability due to consolidated foreign deficit. The provisional amount may change during the one-year measurement period when we finalize the calculation of post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 11. NET LOSS PER SHARE

We compute basic net income (loss) per share using the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares issuable upon the exercise of stock options, the exercise of common stock warrants, the vesting of RSUs, and each purchase under our 2016 ESPP, under the treasury stock method.

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
Net Loss Per Share Attributable to Class A and Class B Common Stockholders—The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended January 31,		Six Months Ended January 31,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
Numerator:
Net loss	$(76,369)	$(62,631)	$(216,671)	$(124,118)
Denominator:
Weighted-average shares—basic and diluted	141,996,600	161,737,428	108,185,194	159,251,964
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(0.39)	$(2.00)	$(0.78)
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three and Six Months Ended January 31,
	2017	2018
Outstanding stock options and RSUs	44,813,334	37,328,263
Employee stock purchase plan	2,304,960	2,031,761
Common stock subject to repurchase	551,750	107,631
Common stock warrants	51,270	34,180
Total	47,721,314	39,501,835

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 12. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
	(in thousands)		(in thousands)
U.S.	$105,042	$165,775	$211,210	$353,140
Europe, the Middle East and Africa	34,602	51,729	60,018	89,173
Asia-Pacific	49,943	59,293	95,790	104,152
Other Americas	9,627	9,947	20,757	15,831
Total revenue	$199,214	$286,744	$387,775	$562,296
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
Pursuant to our arrangement with one of our OEMs, prior to the fourth quarter of fiscal 2017, billings to such OEM were entirely attributed to Asia-Pacific. Beginning in the fourth quarter of fiscal 2017, billings to such OEM were attributed to various geographic locations.
As of July 31, 2017 and January 31, 2018, $63.3 million and $71.9 million, respectively, of our net long-lived assets were located in the U.S.
Note 13. RELATED PARTY TRANSACTIONS
We enter into various transactions with our related parties in the normal course of business. During the three months ended January 31, 2017 and 2018, our purchases of goods or services from related parties totaled $0.5 million and $4.6 million, respectively. During the six months ended January 31, 2017 and 2018, our purchases of goods and services from related parties totaled $0.7 million and $5.0 million, respectively. We did not have any payables outstanding to related parties as of July 31, 2017 and outstanding payables to related parties as of January 31, 2018 were immaterial. Revenue from related parties for the three months ended January 31, 2017 and 2018 were immaterial. Revenue from related parties for the six months ended January 31, 2017 and 2018 were $0.1 million and $0.3 million, respectively. We did not have any receivables outstanding from related parties as of July 31, 2017 and January 31, 2018.
One member of our Board is affiliated with Lightspeed Venture Partners. As of January 31, 2018, entities affiliated with Lightspeed Venture partners owned approximately 7.1% of all our outstanding Class A common stock and Class B common stock combined.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 14. SUBSEQUENT EVENTS
Minjar Inc.

In February 2018, we executed a definitive agreement pursuant to which we agreed to acquire Minjar Inc., or MI, a privately held Delaware corporation with its principal offices in Bangalore, India. The closing of the acquisition is subject to customary closing conditions. MI is a cloud technology solutions company. The acquisition of MI will complement and enhance our products, allowing us to offer customers new capabilities to better manage their multi-cloud deployments. Pursuant to the terms of the definitive agreement, all outstanding shares of MI capital stock, and all in-the-money options and warrants to purchase MI capital stock will be purchased or canceled in exchange for an aggregate purchase price of approximately $23.8 million in cash, subject to certain adjustments. Certain portions of the consideration for the acquisition will be placed in escrow to secure the indemnification obligations of certain MI security holders. In addition, a portion of the aggregate consideration payable to certain key MI employees will be subject to employee holdback or deferred payment arrangements, which will be accounted for as compensation because the key employees will need to continue to provide service to receive payments. The definitive agreement contains customary representations, warranties and covenants by us and MI.

Netsil Inc.

In March 2018, we executed a definitive agreement pursuant to which we agreed to acquire Netsil Inc., or NI, a privately held Delaware corporation headquartered in San Francisco, California. The closing of the acquisition is subject to customary closing conditions. NI provides application discovery and operations management. The acquisition of NI represents an opportunity for us to accelerate our ability to deliver native multi-cloud operations with the addition of application discovery and operations management. Under the terms of the definitive agreement, between 85% and 100% of the consideration will be payable in shares of our Class A common stock, depending on the accredited investor status of NI’s equity holders. As a result, upon consummation of the acquisition, we expect to issue at least 1,210,662 and up to approximately 1,424,308 shares of Class A common stock, subject to certain customary adjustments, in exchange for all of the capital stock, warrants and other vested rights to acquire or receive capital stock of NI, including vested stock options of NI. Certain portions of the consideration for the acquisition (both cash and shares of our Class A common stock) will be held in escrow to secure the indemnification obligations of certain NI security holders. In addition, a portion of the aggregate consideration payable to certain key NI employees will be subject to employee holdback arrangements, which will be accounted for as compensation because the key employees will need to continue to provide service to receive payments. The definitive agreement contains customary representations, warranties and covenants by us and NI.

In June 2016, and prior to our consideration of NI as an acquisition target, Mr. Dheeraj Pandey, our CEO, made a personal investment in NI, which he still holds. As a shareholder of NI, Mr. Pandey will receive approximately 0.59% of the aggregate acquisition consideration, or approximately 8,400 shares of our Class A common stock, as a result of the acquisition, subject to certain customary adjustments. Following the acquisition, Mr. Pandey intends to donate all of the gains on his investment in NI to charity.

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
We had a broad and diverse base of over 8,800 end-customers as of January 31, 2018, including over 600 Global 2000 enterprises. We define the number of end-customers as the number of end-customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end-customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end-customer base has grown rapidly. The number of end-customers grew from over 5,300 as of January 31, 2017 to over 8,800 as of January 31, 2018. Our operating system is primarily sold through channel partners, including distributors and resellers, and original equipment manufacturers, or OEMs, and delivered directly to our end-customers. A major part of our sales and marketing investment is to educate our end-customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, or VDI, unified communications and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end-customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our operating system to provide a variety of cloud-based services to their customers.
We continue to invest heavily in the growth of our business, including the development of our solutions and build-out of our global sales force. The number of our full-time employees increased from 2,559 as of January 31, 2017 to 3,233 as of January 31, 2018. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our operating system, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.

Our total revenue was $387.8 million and $562.3 million for the six months ended January 31, 2017 and 2018, respectively, representing year-over-year growth of 45.0%. Our net losses were $216.7 million and $124.1 million for the six months ended January 31, 2017 and 2018, respectively. Net cash generated from operations was $23.9 million and $56.5 million for the six months ended January 31, 2017 and January 31, 2018, respectively. Free cash flow was an outflow of $0.7 million for the six months ended January 31, 2017 and was an inflow of $24.5 million for the six months ended January 31, 2018. As of January 31, 2018, we had an accumulated deficit of $855.1 million.
In January 2018, we issued $575.0 million in aggregate principal amount of 0% Convertible Senior Notes due in 2023, or the Notes. The total net proceeds from this offering, after deducting the initial purchasers' discount of approximately $10.8 million, were approximately $564.2 million. Approximately $55.2 million of the proceeds were used for the cost of the convertible note hedge transactions as partially offset by the proceeds from the warrant transactions. We incurred approximately $0.7 million of other issuance costs which remained unpaid as of January 31, 2018. The remaining net proceeds from the Notes will be used for general corporate purposes, including working capital, capital expenditures and potential acquisitions.
New Accounting Standard
We adopted the new accounting standard related to revenue recognition effective August 1, 2017. Prior period information presented here has been adjusted to reflect the adoption of this new standard. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of adjustments.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(Dollars in thousands)
Total revenue	$199,214	$286,744	$387,775	$562,296
Billings	$227,380	$355,900	$467,147	$671,240
Gross profit	$122,368	$178,216	$241,167	$345,146
Adjusted gross profit	$125,965	$182,197	$249,318	$352,664
Gross margin	61%	62%	62%	61%
Adjusted gross margin	63%	64%	64%	63%
Total deferred revenue	$303,863	$478,000	$303,863	$478,000
Net cash provided by operating activities	$19,752	$46,395	$23,912	$56,502
Free cash flow	$7,051	$32,367	$(704)	$24,509
Non-GAAP operating expenses	147,865	202,396	293,706	394,999
Total end-customers	5,382	8,870	5,382	8,870

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
Adjusted gross profit and adjusted gross margin—We calculate adjusted gross margin as adjusted gross profit divided by total revenue. We define adjusted gross profit as our gross profit adjusted to exclude stock-based compensation and amortization of acquired intangible assets. Our presentation of adjusted gross profit should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
Free cash flow—We calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.
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

The following table presents a reconciliation of billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(Dollars in thousands)
Total revenue	$199,214	$286,744	$387,775	$562,296
Change in deferred revenue (net of acquisitions)	28,166	69,156	79,372	108,944
Billings (non-GAAP)	$227,380	$355,900	$467,147	$671,240

Gross profit	$122,368	$178,216	$241,167	$345,146
Stock-based compensation	3,237	2,817	7,553	5,459
Amortization of intangible assets	360	1,164	598	2,059
Adjusted gross profit (non-GAAP)	$125,965	$182,197	$249,318	$352,664

Gross margin	61%	62%	62%	61%
Stock-based compensation	2%	1%	2%	1%
Amortization of intangible assets	—%	1%	—%	1%
Adjusted gross margin (non-GAAP)	63%	64%	64%	63%

Net cash provided by operating activities	$19,752	$46,395	$23,912	$56,502
Purchases of property and equipment	(12,701)	(14,028)	(24,616)	(31,993)
Free cash flow (non-GAAP)	$7,051	$32,367	$(704)	$24,509

Operating expenses	$197,769	$238,073	$431,047	$464,042
Stock-based compensation	(49,370)	(39,194)	(135,782)	(72,067)
Change in fair value of contingent consideration	(286)	4,237	(472)	3,955
Amortization of intangible assets	(248)	(192)	(415)	(403)
Business acquisition-related costs	—	(528)	(672)	(528)
Operating expenses (non-GAAP)	$147,865	$202,396	$293,706	$394,999

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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000 in committed value. We have significantly increased our sales and marketing personnel, which grew by approximately 30% from January 31, 2017 to January 31, 2018. We estimate, based on past experience, that sales team members typically become fully ramped around the time of the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2018, we considered approximately 65% of our global sales team members to be fully productive, while the remaining approximately 35% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment, and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end-customers and to increase sales to existing end-customers.
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

Continued Purchases and Upgrades within Existing Customer Base
Our end-customers typically deploy our technology for a specific workload initially. After a new end-customer's initial order, which includes the product and associated maintenance, support and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end-customer deployments and selling efforts are typically less. As of January 31, 2018, approximately 70% of our end-customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, subsequent to the initial purchase. Additionally, end-customers who have been with us for 18 months or longer have total lifetime orders (which includes the initial order) to date in an amount that is more than 4.1x greater, on average, than their initial order. This number increases to approximately 8.0x, on average, for Global 2000 end-customers who have been with us for 18 months or longer, and to more than 16.1x, on average, for our top 25 end-customers as of January 31, 2018. The multiples exclude the effect of one end-customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all our other end-customers. Our business and operating results will depend on our ability to sell additional products to our current existing and future base of end-customers.
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
Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, and adoption as of the original effective date of August 1, 2017 was permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to recast our historical financial information to be consistent with the new standard. The most significant impact of the standard related to the timing of revenue recognition for certain software licenses sold with post contract support, or PCS, for which we did not have vendor specific objective evidence, or VSOE, under the previous revenue recognition guidance. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for such software licenses upon transfer of control to our customers. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impacts to provision for income taxes. For additional information on the impacts to previously reported results, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations
Our results of operations for the three and six months ended January 31, 2017 included (i) significant cumulative stock-based compensation expense related to stock awards with performance conditions, referred to as the performance stock awards, due to our initial public offering, or IPO, and (ii) the impact of business acquisitions, which closed during the six months ended January 31, 2017. Beginning in the fiscal year ended July 31, 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to these performance stock awards during the three months ended October 31, 2016 as the performance condition, a liquidity event or IPO, was deemed probable of achievement. The cumulative stock-based compensation expense recognized in the first quarter of fiscal 2017 was approximately $83.0 million and it was for the portion of the awards for which the relevant service condition had been satisfied. We continue to amortize the remaining expense over the remaining service period. Amortization during the three and six months ended January 31, 2018 related to these performance stock awards was approximately $6.0 million and $12.3 million, respectively.
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
Other Income (Expense)—net
Other income (expense)—net consists primarily of interest income and expense, foreign currency exchange gains or losses and gains or losses on investments. Upon the completion of our IPO during the three months ended October 31, 2016, we reclassified the convertible preferred stock warrants, which, prior to our IPO, were classified as a liability on our consolidated balance sheet and re-measured to fair value at each balance sheet date with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was re-measured to its then fair value, which was based on the closing per share price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasured them at fair value or incurred any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019, or the 2019 Notes, and incurred a loss on debt extinguishment. During the three months ended January 31, 2018, we recognized $0.7 million of interest expense related to the amortization of the debt discount and debt issuance costs associated with the Notes.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(In thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$158,213	$223,170	$311,749	$442,222
Support and other services	41,001	63,574	76,026	120,074
Total revenue	199,214	286,744	387,775	562,296
Cost of revenue:
Product (1)(2)	58,403	83,217	110,613	168,379
Support and other services (1)	18,443	25,311	35,995	48,771
Total cost of revenue	76,846	108,528	146,608	217,150
Gross profit	122,368	178,216	241,167	345,146
Operating expenses:
Sales and marketing (1)(2)	111,374	151,201	239,999	296,606
Research and development (1)	70,914	70,924	146,195	135,436
General and administrative (1)	15,481	15,948	44,853	32,000
Total operating expenses	197,769	238,073	431,047	464,042
Loss from operations	(75,401)	(59,857)	(189,880)	(118,896)
Other expense—net	(421)	(861)	(26,133)	(1,050)
Loss before provision for income taxes	(75,822)	(60,718)	(216,013)	(119,946)
Provision for income taxes	547	1,913	658	4,172
Net loss	$(76,369)	$(62,631)	$(216,671)	$(124,118)

(1) Includes stock-based compensation expense as follows:
Product cost of sales	$848	$684	$1,814	$1,254
Support cost of sales	2,389	2,133	5,739	4,205
Sales and marketing	15,528	15,942	49,419	29,708
Research and development	28,759	17,023	62,785	32,565
General and administrative	5,083	6,229	23,578	9,794
Total stock-based compensation	$52,607	$42,011	$143,335	$77,526

(2) Includes amortization of intangible assets as follows:
Product cost of sales	$360	$1,164	$598	$2,059
Sales and marketing	248	192	415	403
Total amortization of intangible assets	$608	$1,356	$1,013	$2,462

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2018	2017	2018
	(As a percentage of total revenue)
Consolidated Statements of Operations Data:
Revenue:
Product	79%	78%	80%	79%
Support and other services	21%	22%	20%	21%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	30%	29%	29%	30%
Support and other services	9%	9%	9%	9%
Total cost of revenue	39%	38%	38%	39%
Gross profit	61%	62%	62%	61%
Operating expenses:
Sales and marketing	56%	53%	62%	53%
Research and development	36%	25%	38%	24%
General and administrative	8%	6%	12%	6%
Total operating expenses	100%	84%	112%	83%
Loss from operations	(39)%	(22)%	(50)%	(22)%
Other expense—net	0%	—%	(7)%	0%
Loss before provision for income taxes	(39)%	(22)%	(57)%	(22)%
Provision for income taxes	0%	1%	0%	1%
Net loss	(39)%	(23)%	(57)%	(23)%
Comparison of the Three and Six Months Ended January 31, 2017 and 2018
Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Product	$158,213	$223,170	$64,957	41%	$311,749	$442,222	$130,473	42%
Support and other services	41,001	63,574	22,573	55%	76,026	120,074	44,048	58%
Total revenue	$199,214	$286,744	$87,530	44%	$387,775	$562,296	$174,521	45%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
U.S.	$105,042	$165,775	$60,733	58%	$211,210	$353,140	$141,930	67%
Europe, the Middle East and Africa	34,602	51,729	17,127	49%	60,018	89,173	29,155	49%
Asia-Pacific	49,943	59,293	9,350	19%	95,790	104,152	8,362	9%
Other Americas	9,627	9,947	320	3%	20,757	15,831	(4,926)	(24)%
Total revenue	$199,214	$286,744	$87,530	44%	$387,775	$562,296	$174,521	45%

The increase in product revenue for the three and six months ended January 31, 2018 reflects increased domestic and international demand for our solutions as we continued to penetrate and expand in global markets through increased sales and marketing activities. Our total end-customer count increased from over 5,300 as of January 31, 2017 to over 8,800 as of January 31, 2018. Our product revenue during the three months ended January 31, 2018 was also impacted by the reduction of hardware revenue from transactions where the hardware was sold directly by our contract manufacturers. We estimate that if we had sold the hardware in these transactions, our product revenue would have been $14.0 million higher. We continue to focus on software-only sales models and thus anticipate selling less hardware in future periods.
Support and other services revenue increased in the three and six months ended January 31, 2018 compared to the same periods in prior year in conjunction with the growth of our end-customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Cost of product revenue	$58,403	$83,217	$24,814	42%	$110,613	$168,379	$57,766	52%
Product gross margin	63%	63%			65%	62%
Cost of support and other services revenue	$18,443	$25,311	$6,868	37%	$35,995	$48,771	$12,776	35%
Support and other services gross margin	55%	60%			53%	59%
Total gross margin	61%	62%			62%	61%
Cost of product revenue
Cost of product revenue increased in the three and six months ended January 31, 2018 due to the corresponding increase in product revenue compared to the corresponding prior year periods. Additionally, during the three and six months ended January 31, 2018, the cost of certain of our hardware components, specifically DRAM and NAND, continued to increase due to supply constraints. The total cost of our DRAM and NAND components, which represented approximately 18% and 28% of the cost of product revenue during the three and six months ended January 31, 2017 and 2018, respectively, increased by approximately 118% and 152% during the three and six months ended January 31, 2018, respectively, compared to the same prior year periods. We expect to see continued pressure on the costs of DRAM as a result of continued supply constraints in the three months ending April 30, 2018 and we expect these costs to continue to increase so long as the DRAM market remains supply constrained.
Product gross margin during the three months ended January 31, 2018 was flat compared to the same period in prior year. The decrease in product gross margin during the six months ended January 31, 2018 was driven primarily by the increase in hardware component costs indicated above, partially offset by the impact of higher revenue from software-only transactions during the six months ended January 31, 2018 compared to the same prior year period.
Cost of support and other services revenue
Cost of support and other services revenue increased in the three and six months ended January 31, 2018 compared to the same prior year periods due to higher personnel costs of our global customer support organization. The increase in personnel costs was primarily due to an increase in our customer support and other services headcount of 34% from January 31, 2017 to January 31, 2018. This increase was partially offset by lower stock-based compensation expense, as compared to the corresponding prior year period, in which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. Support and other services gross margin increased during the three and six months ended January 31, 2018 compared to the same prior year periods, primarily due to efficiencies gained in our support organization and headcount or personnel related costs growing at a slower rate than support and other services revenue.

Operating Expenses
Sales and Marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Sales and marketing	$111,374	$151,201	$39,827	36%	$239,999	$296,606	$56,607	24%
Percent of total revenue	56%	53%			62%	53%

Sales and marketing expense increased in the three and six months ended January 31, 2018 compared to the same prior year periods primarily due to higher personnel costs and sales commissions, as our sales and marketing headcount increased by 30% from January 31, 2017 to January 31, 2018. Additionally, as part of our efforts to penetrate and expand in global markets, we have continually increased our marketing activities related to brand awareness, promotions, trade shows and partner programs. This increase in personnel costs and sales commissions was partially offset by lower stock-based compensation expense as compared to the corresponding prior year period, in which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016.
Research and Development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Research and development	$70,914	$70,924	$10	—%	$146,195	$135,436	$(10,759)	(7)%
Percent of total revenue	36%	25%			38%	24%
Research and development expense during the three months ended January 31, 2018 was flat compared to the same prior year period. Research and development expense decreased in the six months ended January 31, 2018, primarily due to lower stock-based compensation expense as compared to the corresponding prior year period. In the first quarter of fiscal 2017, we recognized a cumulative stock-based compensation expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. The lower stock-based compensation expense was partially offset by higher personnel costs as our research and development headcount increased by 21% from January 31, 2017 to January 31, 2018, as we have continued the expansion of our product development activities.
General and Administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
General and administrative	$15,481	$15,948	$467	3%	$44,853	$32,000	$(12,853)	(29)%
Percent of total revenue	8%	6%			12%	6%
General and administrative expense during the three months ended January 31, 2018 was relatively flat compared to the same prior year period. General and administrative expense decreased in the six months ended January 31, 2018, primarily due to lower stock-based compensation expense as compared to the corresponding prior year period and a $4.0 million decrease in the fair value of contingent consideration assumed from a business acquisition. In the first quarter of fiscal 2017, we recognized a cumulative stock-based compensation expense related to pre-IPO grants that we started expensing during the three months ended October 31, 2016. The lower stock-based compensation expense was partially offset by higher personnel costs as our general and administrative headcount increased by 18% from January 31, 2017 to January 31, 2018 to support our growing operations and international footprint.

Other Expense-net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Other expense-net	$(421)	$(861)	$(440)	105%	$(26,133)	$(1,050)	$25,083	(96)%
Other expense-net for the three and six months ended January 31, 2018 was primarily related to foreign currency losses and interest expense related to the amortization of debt discount and debt issuance costs related to the Notes, partially offset by interest earned on short-term investments. Other expense-net for the three months ended January 31, 2017 was primarily related to foreign currency losses, partially offset by interest earned on short-term investments. Other expense-net for the six months ended January 31, 2017 was primarily related to $21.1 million change in the fair value of our convertible preferred stock warrant liability and $3.3 million loss on debt extinguishment resulting from the early extinguishment of our 2019 Notes.
Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2017	2018	$	%	2017	2018	$	%
	(In thousands, except percentages)
Provision for income taxes	$547	$1,913	$1,366	250%	$658	$4,172	$3,514	534%
The increase in income tax provision during the three and six months ended January 31, 2018, as compared to the three and six months ended January 31, 2017, was primarily due to increase in foreign taxes as we continued our global expansion.
Impact of U.S. Federal Income Tax Reform

In December 2017, the U.S. Congress passed and the President signed the Tax Cuts and Jobs Act, or the TCJA, which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, or BEAT, Global Intangible Low Taxed Income, or GILTI tax; and a new minimum tax on certain foreign earnings.

Our initial analysis of the impact of the TCJA, resulted in a significant reduction to our net U.S. deferred tax assets and valuation allowance and an immaterial impact to income tax expense due to the valuation allowance on net US deferred tax assets. Certain provisions of the Act are not effective for us until fiscal 2019. We continue to assess the impacts of these provisions, but we do not currently anticipate that the net impact will be material to our fiscal 2019 effective income tax rate.

The income tax provision for the three and six months ended Jan 31, 2018 is based upon an assumption that foreign undistributed earnings are indefinitely reinvested. We continue to evaluate whether or not to continue to assert indefinite reinvestment on a part or all the foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Liquidity and Capital Resources
As of January 31, 2018, we had $610.4 million of cash and cash equivalents and $307.8 million of short-term investments which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2017	2018
	(in thousands)
Net cash provided by operating activities	$23,912	$56,502
Net cash used in investing activities	(68,510)	(130,168)
Net cash provided by financing activities	171,395	545,753
	$126,797	$472,087
Cash Flows from Operating Activities
Net cash provided by operating activities was $56.5 million for the six months ended January 31, 2018, an increase of $32.6 million compared to $23.9 million in net cash generated from operating activities for the three months ended January 31, 2017. The increase in cash generated from operating activities for the six months ended January 31, 2018 was primarily due to higher billings and collections, partially offset by higher operating expenses as we continued to invest in the longer-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $130.2 million for the six months ended January 31, 2018 was due to $183.1 million of short-term investment purchases and $32.0 million of purchases of property and equipment, partially offset by $84.9 million of maturities of short-term investments.
Net cash used in investing activities of $68.5 million for the six months ended January 31, 2017 included $117.6 million of short-term investment purchases and $24.6 million of purchases of property and equipment as we continue to invest in the longer-term growth of our business. This was partially offset by $32.6 million of sales of short-term investments and $41.2 million of maturities of short-term investments.

Cash Flows from Financing Activities
Net cash provided by financing activities of $545.8 million for the six months ended January 31, 2018 was primarily related to $564.2 million of net proceeds from the Notes after deducting the initial purchasers' discount of approximately $10.8 million, $88.0 million proceeds from the sale of the warrants in connection with the Notes and $36.8 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $143.2 million cash used to purchase bond hedges in connection with the Notes issued during the three months ended January 31, 2018.
Net cash provided by financing activities of $171.4 million for the six months ended January 31, 2017 primarily consisted of $254.5 million of proceeds from our IPO, net of underwriting discounts and commission, and $2.2 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $76.6 million of repayment of the 2019 Notes including debt extinguishment costs, $7.1 million payment of debt in conjunction with a business acquisition completed during the three months ended October 31, 2016 and $1.6 million of payments of offering costs for our IPO.
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
As of January 31, 2018, we had $53.0 million in purchase commitments with our third-party contract manufacturers, which consist of obligations for on hand inventories and non-cancelable purchase orders for non-standard components, and $19.3 million of other purchase obligations pertaining to our normal operations.
During the three months ended January 31, 2018, we issued $575.0 million in aggregate principal amount of the Notes. See Note 6, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
    There have been no other significant changes during the three and six months ended January 31, 2018 to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
As of January 31, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above since it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of January 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Except for accounting policies related to our early adoption of ASC 606 and those related to the Notes, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our early adoption of ASC 606.

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
A hypothetical 10% decrease in the U.S. Dollar against other currencies would result in an increase in operating loss of approximately $8.8 million and $13.7 million for the six months ended January 31, 2017 and 2018, respectively. The change in hypothetical increase in operating loss for the six months ended January 31, 2018 compared to the six months ended January 31, 2017 is due to an increase in expenses denominated in foreign currencies because of our continued expansion globally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective August 1, 2017. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.
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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $108.2 million, $379.6 million and $124.1 million for fiscal 2016, fiscal 2017 and six months ended January 31, 2018, respectively. As of January 31, 2018, we had an accumulated deficit of $855.1 million. In addition to the investments we expect to continue to make to grow our business, we have also incurred and expect to continue incurring significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
The markets in which we compete are rapidly evolving, which make it difficult to forecast end-customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we develop new solutions designed to address new market demands, such as our previously announced Nutanix Xi Cloud Services, sales of our solutions will in part be dependent on capturing new spending in these markets, including hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end-customer demand or adoption rates for our solutions or the future growth of our market.
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
Our relationships with our original equipment manufacturer, or OEM, partners continue to shift as industry dynamics change, and our OEM partners may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies, or Dell, is not just an OEM partner, but also a competitor of ours, and accounted for 13% and 11% of our total billings in fiscal 2016 and fiscal 2017, respectively. In September 2016, EMC Corporation, or EMC, was acquired by Dell. As a result of the acquisition, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. Also, Dell holds a majority of outstanding voting power in VMware Inc., or VMware, and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.

Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standard Update 2014-09, Revenue from Contracts with Customers, or ASC 606, which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEM partners will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 12% and 10% of our total revenue in fiscal 2016 and fiscal 2017, respectively.
Our revenue growth in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods with total revenue of $503.4 million, $845.9 million, $387.8 million and $562.3 million for fiscal 2016, fiscal 2017 and the six months ended January 31, 2017 and 2018, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. In addition, we are in the process of transitioning our business to focus on more software-only transactions. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. As we transition to more software-only transactions, we anticipate that our revenue growth will slow during the transition period, and there is no guarantee that we will be able to successfully increase our software-only sales to the anticipated levels. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.
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
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products such as VMware, Cisco, HPE, Dell and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently released its first hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which were emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.
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
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we are in the process of transitioning our business to focus on more software-only transactions in the near term, and potentially shift to a software as a service and software as a subscription model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
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

We have started transitioning our business to focus on more software-only transactions. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. If we are successful in executing this transition, there will be an increase in the delivery of our solutions as software-only licenses on separately procured hardware, and our overall product mix may shift more towards sales of our solutions as software-only licenses. Unless we can replace the hardware revenue with additional software sales, any increase in software-only sales may cause our revenue to grow more slowly than it has in the past, or to decline, and our gross margins to fluctuate, and may adversely impact our operating results. In addition, our success depends heavily on the ability of our sales team to adjust their strategy to focus on software-only sales. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transition may make it more difficult to accurately project our operating results or plan for future growth. It may also take longer than anticipated to implement this new model, and our long-term projections may be negatively impacted. If we are not successful in executing this transition, our business could be adversely affected, and our stock price could decline.

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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end-customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end-customers and sell additional solutions to our existing end-customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. In addition, as we transition our business to focus on more software-only transactions, we are also re-training our seasoned sales employees, who have historically focused on appliance sales, in order to maintain or increase their productivity. If our new sales employees do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end-customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.

If we do not effectively structure our sales force to focus on the end-customers that will primarily drive our growth strategy, our business will be adversely affected.

As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. Over the past year, we have started to segment our sales force to focus on these major accounts and large deals. This process, which we anticipate will continue for the foreseeable future, has involved hiring new, and promoting existing members of our sales team into, global account manager roles that will focus exclusively on large sales to major accounts. As discussed above, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to implement, further impacting productivity. In addition, as our organization focuses more heavily on major accounts and large deals, the productivity of our traditional sales teams may be impacted. For example, we experienced what we believe was a short-term decrease in sales productivity of our North American sales teams as well as a reduction in the number of large deals executed during the quarter ended January 31, 2017 due to the continued segmentation of our sales teams. Additionally, we are in the process of transitioning our business to focus primarily on software-only transactions, and we are adjusting our sales strategy and approach away from appliance sales. These potential fluctuations in sales productivity make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement our news sales structure in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long term projections may be negatively impacted, and our business and operating results will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end-customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end-customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end-customers represented 11% and 19%, respectively, of our total revenue for the six months ended January 31, 2017, and represented 12% and 23%, respectively, of our total revenue for six months ended January 31, 2018. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

•
the timing of revenue recognition for our sales, which has materially changed for the majority of sales of software-only licenses on or after August 1, 2017 as a result of our adoption of ASC 606, which requires us to recognize the revenue from sales of software licenses upon transfer of control to our end-customers, instead of deferring the revenue over the post contract support period; this change will heighten the impact of any fluctuations in the timing and magnitude of software-only sales on our quarterly operating results;

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of ASC 606. For example, in the last three quarters of fiscal 2017 and the first half of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, causing a negative impact on our gross margin. We expect the price increases for DRAM to continue, and for NAND pricing to remain high, for the immediate future, and to continue to impact our gross margin. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

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
Our agreement with Super Micro expires in May 2018, and automatically renews for successive one-year periods thereafter with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture our solutions. In addition, in November 2017, we entered into a Manufacturing Services Agreement with Flextronics which expires in November 2020 and automatically renews for successive one-year periods thereafter with the option to terminate upon each annual renewal. The Flextronics Manufacturing Services Agreement does not contain any minimum long-term commitment to manufacture our solutions and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end-customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, while we have already transitioned some of our manufacturing operations to Flextronics, we may encounter unexpected issues as we scale our operations with them. Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our hardware appliances, and any disruption in the availability or quality of these components could delay shipments of our appliances and damage our channel partner or end-customer relationships.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of our appliances. These components are generally purchased on a purchase order basis through Super Micro or Flextronics and we do not have long-term supply contracts with our suppliers. Our reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a product qualification process that could take months to complete. Furthermore, we extensively test and qualify the components that are used in our appliances to ensure that they meet certain quality and performance specifications. If our supply of certain components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable to us, and we may be required to modify our solutions to interoperate with the replacement components. Any of these developments could extend our lead times, increase the costs of our components or costs of product development and adversely affect our business, operating results and financial condition.
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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end-customers in a timely manner and at competitive prices could be impaired and our competitive position, reputation, and operating results could be adversely affected. For example, in the last three quarters of fiscal 2017 and the first half of fiscal 2018, the prices of DRAM components increased and the prices of NAND components remained high due to supply constraints. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end-customer relationships which could adversely impact our revenue and operating results.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company, which we expect will occur as of the end of our current fiscal year. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our Class A common stock.

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
Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the U.S. government has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end-customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end-customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from U.S. government policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end-customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.

Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.
Increasingly, we derive a significant portion of our revenue from end-customers and channel partners outside the United States. We derived approximately 42%, 44%, 46% and 37% of our total revenue from our international customers based on bill-to-location for fiscal 2016 and fiscal 2017 and the six months ended January 31, 2017 and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2018, approximately 42% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world;

•	potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, which has been critical of existing and proposed trade agreements;

•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;

•	greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

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
We expect that our existing cash and cash equivalents, and short-term investments, together with the net proceeds that we received from our initial public offering, or IPO, and the issuance of the 0% Convertible Senior Notes due 2023, or the Notes, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing or equity linked financing such as the Notes, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. Furthermore, if we engage in further debt financing, the holders of debt would have priority over the holders of our Class A and Class B common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
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
Changes in global tax laws could increase our worldwide tax rate and count have a material adverse effect on our business, cash flow, results of operations or financial conditions.
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act, or TCJA, which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, or BEAT, Global Intangible Low Taxed Income, or  GILTI tax; and a new minimum tax on certain foreign earnings. We are analyzing the TCJA to determine the full impact of the new tax law. In addition, International organizations such as the Organization for Economic Cooperation and Development, or OECD, have published Base Erosion and Profit Shifting, or BEPS, action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow, or financial condition.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. For example, in February 2018 we signed a definitive agreement to acquire Minjar Inc., in March 2018 we signed a definitive agreement to acquire Netsil Inc., in August 2016, we acquired Calm.io Pte. Ltd., or Calm, and in September 2016, we acquired PernixData, Inc., or PernixData. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to perform due diligence, disclose and report whether our solutions contain conflict minerals. The U.S. government has indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended, and, in April 2017, the SEC announced that it was suspending enforcement of portions of the conflict minerals regulations enacted under the Dodd-Frank Act following a ruling by the U.S. Court of Appeals for the District of Columbia Circuit. The implementation of these requirements and any changes effected by the U.S. government's implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.
Risks Related to the Notes
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of the Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted or repurchased. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted or at their maturity.
In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of Notes or at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the Notes.
The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our Class A common stock.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
The convertible note hedge and warrant transactions may affect the value of the Notes and our Class A common stock.
In connection with the pricing of the Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the Notes and/or their respective affiliates or other financial institutions, or the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we will sell warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of the warrants.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock. In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
The potential effect, if any, of these transactions and activities on the market price of our Class A common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

We are subject to counterparty risk with respect to the convertible note hedge transactions.
The option counterparties will be financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and dilution with respect to our CLass A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.
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
We have reserved a substantial number of shares of our Class A common stock for issuance upon vesting or exercise of our equity compensation plans, upon conversion of the Notes and in relation to warrant transactions we entered into in connection with the pricing of the Notes.
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
We may also issue our shares of Class A common stock or additional securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our IPO, including our directors, executive officers, and employees and their affiliates, and significant stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2018, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
For so long as we remain an “emerging growth company” as defined in the in the Jumpstart Our Business Startups Act, or JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which we expect will occur as of the end of our current fiscal year. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

a) Unregistered Sales of Equity Securities

In connection with our issuance of $575 million in 0% Convertible Senior Notes due in 2023, we sold an aggregate of 11,770,538 warrants to purchase shares of our Class A common stock to certain bank counterparties. Such issuance was conducted in a private placement pursuant to an exemption from registration provided by Rule 4(a)(2) of the Securities Act and were offered only to persons believed to be either (i) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or (ii) “qualified institutional buyers” within the meaning of Rule 144A promulgated under the Securities Act. We relied on this exemption from registration based in part on the representations made by the recipients.

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

Purchases of Equity Securities by the Issuer
None

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.

Not applicable.
Item 5.    Other Information.

None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
4.1	Indenture, dated as of January 22, 2018, between Nutanix, inc. and U.S. Bank National Association.	8-K	001-37883	4.1	1/23/2018
4.2	Form of 0% Convertible Senior Note due 2023 (included in Exhibit 4.1)	8-K	001-37883	4.2	1/23/2018
10.1	Offer Letter, dated as of November 20, 2017, by and between Nutanix, Inc. and Tyler Wall +					X
10.2
Manufacturing Services Agreement, by and between Nutanix, Inc. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into  on December 19, 2017†
X
10.3
Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and between the Registrant and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017†
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

Date: March 14, 2018	/s/ Duston M. Williams
Duston M. Willliams
Chief Financial Officer
(Principal Financial Officer)