Form 10-Q
period 2018-04-30
Nutanix, Inc.
filed 2018-06-12
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2018, the registrant had 132,472,453 shares of Class A common stock, $0.000025 par value per share, and 38,206,910 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our future revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue, and changes in research and development, sales and marketing and general and administrative expenses;

•	our business plan and our ability to effectively manage our growth;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the productivity of our sales team;

•	our ability to develop new solutions, product features and technology, such as Nutanix Xi Cloud Services, and bring them to market in a timely manner;

•	market acceptance of new technology and recently introduced solutions;

•	the interoperability and availability of our solutions with and on third-party hardware platforms;

•
our plans and objectives for future operations, including plans to continue to invest in our global engineering, research and development, and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our solutions;

•	our ability to attract new end customers, and retain and grow sales from our existing end customers;

•	our ability to maintain and strengthen our relationships with our channel and OEM partners;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	anticipated capital expenditures;

•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends, projected growth or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only, and in the mix of the types of appliances we sell; and

•	sufficiency of cash to meet cash needs for at least the next 12 months.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2017 *As Adjusted	April 30, 2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$138,359	$376,789
Short-term investments	210,694	546,675
Accounts receivable, net	178,876	194,323
Deferred commissions—current	23,843	30,274
Prepaid expenses and other current assets	28,362	36,615
Total current assets	580,134	1,184,676
Property and equipment, net	58,072	76,322
Deferred commissions—non-current	49,684	72,454
Intangible assets, net	26,001	47,790
Goodwill	16,672	88,324
Other assets—non-current	7,649	5,832
Total assets	$738,212	$1,475,398

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,725	$71,405
Accrued compensation and benefits	57,521	61,221
Accrued expenses and other current liabilities	9,707	11,645
Deferred revenue—current	170,123	243,770
Total current liabilities	311,076	388,041
Deferred revenue—non-current	198,933	296,119
Convertible senior notes, net	—	422,567
Other liabilities—non-current	11,140	14,090
Total liabilities	521,149	1,120,817
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2017 and April 30, 2018; no shares issued and outstanding as of July 31, 2017 and April 30, 2018	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2017 and April 30, 2018; 154,636,520 (93,570,171 Class A and 61,066,349 Class B) and 170,282,321 (132,152,095 Class A and 38,130,226 Class B) shares issued and outstanding as of July 31, 2017 and April 30, 2018	4	4
Additional paid-in capital	948,134	1,296,575
Accumulated other comprehensive loss	(106)	(1,237)
Accumulated deficit	(730,969)	(940,761)
Total stockholders’ equity	217,063	354,581
Total liabilities and stockholders’ equity	$738,212	$1,475,398

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
	(in thousands, except share and per share data)
Revenue:
Product	$160,076	$221,117	$471,825	$663,339
Support, entitlements and other services	45,594	68,296	121,620	188,370
Total revenue	205,670	289,413	593,445	851,709
Cost of revenue:
Product	62,593	66,680	173,206	235,059
Support, entitlements and other services	20,613	28,935	56,608	77,706
Total cost of revenue	83,206	95,615	229,814	312,765
Gross profit	122,464	193,798	363,631	538,944
Operating expenses:
Sales and marketing	126,746	169,860	366,745	466,466
Research and development	74,607	81,291	220,802	216,727
General and administrative	15,610	24,929	60,463	56,929
Total operating expenses	216,963	276,080	648,010	740,122
Loss from operations	(94,499)	(82,282)	(284,379)	(201,178)
Other income (expense), net	303	(4,235)	(25,830)	(5,285)
Loss before provision for income taxes	(94,196)	(86,517)	(310,209)	(206,463)
Provision for (benefit from) income taxes	2,639	(843)	3,297	3,329
Net loss	$(96,835)	$(85,674)	$(313,506)	$(209,792)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.67)	$(0.51)	$(2.62)	$(1.30)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	144,054,432	166,845,544	119,851,586	161,709,365

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017 *As Adjusted	2018	2017 *As Adjusted	2018
	(in thousands)
Net loss	$(96,835)	$(85,674)	$(313,506)	$(209,792)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	74	(517)	(84)	(1,131)
Comprehensive loss	$(96,761)	$(86,191)	$(313,590)	$(210,923)

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2017 *As Adjusted	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(313,506)	$(209,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,934	36,013
Stock-based compensation	193,686	122,472
Loss on debt extinguishment	3,320	—
Change in fair value of convertible preferred stock warrant liability	21,133	—
Change in fair value of contingent consideration	176	(3,371)
Amortization of debt discount and issuance cost	—	7,654
Other	601	(186)
Changes in operating assets and liabilities:
Accounts receivable, net	(58,841)	(15,307)
Deferred commissions	(14,688)	(29,201)
Prepaid expenses and other assets	(29,628)	(5,327)
Accounts payable	32,468	(6,407)
Accrued compensation and benefits	32,000	3,700
Accrued expenses and other liabilities	5,399	(1,147)
Deferred revenue	107,849	170,709
Net cash provided by operating activities	7,903	69,810
Cash flows from investing activities:
Purchases of property and equipment	(37,797)	(46,089)
Purchases of investments	(156,420)	(485,777)
Maturities of investments	59,542	147,868
Sales of investments	32,640	—
Payments for business combinations, net of cash acquired	(184)	(22,792)
Net cash used in investing activities	(102,219)	(406,790)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	563,937
Proceeds from issuance of warrants	—	87,975
Payments for convertible note hedges	—	(143,175)
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	26,662	68,186
Proceeds from initial public offering, net of underwriting discounts and commissions	254,455	—
Payments of offering costs	(1,609)	(85)
Repayment of senior notes	(75,000)	—
Debt extinguishment costs	(1,580)	—
Payment of debt in conjunction with business combinations	(7,124)	(1,428)
Other	77	—
Net cash provided by financing activities	195,881	575,410
Net increase in cash and cash equivalents	101,565	238,430
Cash and cash equivalents—beginning of period	99,209	138,359
Cash and cash equivalents—end of period	$200,774	$376,789
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,559	$8,038
Cash paid for interest	$1,271	$—
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock for business combinations	$27,063	$63,780
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,496	$9,285
Vesting of early exercised stock options	$1,293	$570
Convertible senior notes offering costs included in accounts payable and accrued liabilities	$—	$425
Conversion of convertible preferred stock to common stock, net of issuance costs	$310,379	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$30,812	$—
Offering costs included in accounts payable	$51	$—

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    OVERVIEW AND BASIS OF PRESENTATION
Organization and Description of Business
Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, "we," "us" or "our") has operations throughout North America, Europe, Asia-Pacific, the Middle East, Latin America, and Africa.
Our enterprise cloud operating system converges the traditional silos of server, virtualization, storage, and networking into one integrated solution and unifies private and public cloud into a single software fabric. We primarily sell our products and services to end customers through distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners").
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and our wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"), and, except for the impact of the adoption of the new accounting guidance related to revenue recognition, are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the Securities and Exchange Commission ("SEC"), on September 18, 2017. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on our previously reported net loss or accumulated deficit.
Effective August 1, 2017, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), as discussed in detail in Note 3. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with ASC 606, as indicated by the "as adjusted" footnote. Certain prior period amounts have been adjusted as a result of our early adoption of ASC 606. Refer to "Summary of Significant Accounting Policies" and "Recent Accounting Pronouncements" below for more information.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the estimate of standalone selling prices for products and related support; determination of fair value of stock-based awards; accounting for income taxes, including the valuation reserve on deferred tax assets and uncertain tax positions; warranty liability; commissions expense; fair value of assets and liabilities acquired in business combinations; fair value of debt and equity components related to our convertible senior notes; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2017 and 2018, no end customer accounted for 10% or more of total revenue.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,
Partners	2017 As Adjusted (2)	2018	2017 As Adjusted (2)	2018	July 31, 2017	April 30, 2018
Partner A	(1)	(1)	10%	10%	(1)	(1)
Partner B	18%	15%	18%	20%	12%	(1)
Partner C	18%	18%	16%	17%	14%	18%
Partner D	(1)	(1)	(1)	10%	20%	15%
Partner E	(1)	(1)	(1)	(1)	(1)	(1)
Partner F	17%	13%	14%	13%	18%	15%

(1)	Less than 10%

(2)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition, deferred revenue and deferred commissions that were updated as a result of adopting ASC 606 and those related to our 0% Convertible Senior Notes due in 2023 (the "Notes"), there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, filed with the SEC on September 18, 2017, that have had a material impact on our condensed consolidated financial statements and related notes. See Note 3 for a summary of our new accounting policies under ASC 606.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB"), issued ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner which depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on the disclosure of prior period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, but early adoption as of the original effective date of August 1, 2017 was also permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to recast our historical financial information to conform with the new standard. Refer to Note 3 for details of the impact to previously reported results.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective August 1, 2017 and our adoption did not have a material impact on our condensed consolidated financial statements.

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, with further clarifications made recently with the issuance of ASU 2018-03 and 2018-04. These new standards require equity securities to be measured at fair value with changes in fair value recognized through net income, which results in greater variability in our net income. We adopted the standard on January 1, 2018 and our adoption did not have any impact on our condensed consolidated financial statements since other than our investments in money market funds, which are reported as part of cash and cash equivalents, we do not have any other investments that are classified as equity securities. There are no unrealized gains or losses related to our investments in money market funds, as the fair value is equal to the face value.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for us beginning August 1, 2018, with early adoption permitted. We do not believe that adoption of this ASU will have a material impact on our condensed consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new standard will require us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for us beginning August 1, 2018, with early adoption permitted. We are currently evaluating the effect the adoption of this guidance will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognition of right-to-use lease assets and lease liabilities for all leases, except for short-term leases, on the balance sheet of lessees. ASU 2016-02 is effective for us beginning August 1, 2019, with early adoption permitted. This new standard requires a modified retrospective transition approach and provides certain optional transition relief. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets, given that we had operating lease commitments in excess of $100 million as of April 30, 2018. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities we report. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of operations, as the expense recognition under this new standard will be similar to current practice.
Note 2. BUSINESS COMBINATIONS
During the three and nine months ended April 30, 2018, we completed two acquisitions. The purchase price allocation for these acquisitions, discussed in detail below, reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Our condensed consolidated financial statements for the three and nine months ended April 30, 2018 include the operations of the acquired companies from the dates the deals closed. Pro forma results of operations for these acquisitions have not been presented because they are not material to our consolidated financial statements, either individually or in the aggregate. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in these acquisitions is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the knowledgeable and experienced workforce that joined us as part of the acquisitions. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be deductible for income tax purposes.
Minjar, Inc.
On March 16, 2018, we completed the acquisition of Minjar, Inc. ("Minjar"), a privately held Delaware corporation with its offices in Bangalore, India. Minjar is a cloud technology solutions company, and the acquisition will complement and enhance our products, allowing us to offer customers new capabilities to better manage their multi-cloud deployments. At the close of the acquisition, all outstanding shares of Minjar capital stock and all in-the-money options and warrants to purchase Minjar capital stock were purchased or canceled in exchange for an aggregate purchase price of approximately $19.9 million, consisting of $19.4 million in cash and approximately $0.5 million of holdback liability. The holdback liability represents deferred payments to Minjar's founders to be released in installments during the two years following the date of acquisition. As the release of these deferred payments is not contingent upon the future and continued service of the founders, the $0.5 million holdback liability, which approximates fair value, was considered as part of the purchase price.
Certain portions of the consideration for the acquisition have been placed in escrow to secure the indemnification obligations of certain Minjar security holders. In addition to the $19.9 million purchase price, we also entered into employee holdback or deferred payment arrangements with former employees of Minjar who joined us after the acquisition, totaling approximately $3.9 million. As payment of these deferred payments is contingent upon the continuous service of the employees, they are being accounted for as compensation over the required service period of two years.
The preliminary purchase price allocation primarily includes approximately $18.6 million of goodwill, $7.0 million of intangible assets, which primarily consists of approximately $5.6 million related to developed technology and $1.4 million related to customer relationships, both of which will be amortized over an estimated economic life of five years, and $5.7 million of deferred income tax and other tax liabilities.
We recognized approximately $0.6 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses on our condensed consolidated statement of operations during the nine months ended April 30, 2018.
Netsil Inc.
On March 22, 2018, we completed the acquisition of Netsil Inc. ("Netsil"), a privately held Delaware corporation headquartered in San Francisco, California. This acquisition represents an opportunity for us to accelerate our ability to deliver native multi-cloud operations with the addition of application discovery and operations management. The aggregate purchase price of approximately $67.5 million consisted of approximately $3.7 million in cash and 1,206,364 unregistered shares of our Class A common stock with an aggregate fair value of approximately $63.8 million. The fair value of the shares of common stock issued was determined to be $52.87 per share, the closing price of our stock on March 22, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Netsil security holders.
We also entered into employee holdback or deferred payment arrangements with the founders of Netsil who joined us after the acquisition, whereby we issued 104,426 unregistered shares of our Class A common stock to the founders subject to their continuous employment with us for two years. The fair value of the Class A common stock issued pursuant to the holdback arrangements was approximately $5.5 million, or $52.87 per share, the closing price of our Class A common stock on March 22, 2018. This holdback is being accounted for as stock-based compensation over the required two-year service period.
The preliminary purchase price allocation primarily includes approximately $53.1 million of goodwill, $19.0 million of intangible assets, primarily related to developed technology, which will be amortized over an estimated economic life of seven years, $2.6 million of deferred income tax liabilities, and $1.4 million of assumed debt.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We recognized approximately $0.4 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses on our condensed consolidated statement of operations during the nine months ended April 30, 2018.
The following table presents the preliminary aggregate purchase price allocation related to our acquisitions of Minjar and Netsil as of April 30, 2018:

Estimated Fair Value
(in thousands)
Goodwill	$71,652
Amortizable intangible assets	25,920
Tangible assets acquired	842
Liabilities assumed	(11,041)
Total consideration	$87,373

Note 3.    REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Revenue Recognition
Effective August 1, 2017, we adopted ASC 606 using the full retrospective method, which required us to recast our historical financial information to conform with the standard. The most significant impact of ASC 606 on our historical financial information relates to the timing of revenue recognition for certain software licenses sold with post-contract customer support ("PCS"), for which we did not have vendor specific objective evidence, ("VSOE"), of fair value under the previous revenue recognition guidance. Under ASC 606, the requirement to have VSOE for undelivered elements is eliminated and we now recognize revenue for such software licenses upon transfer of control to our customers. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impact to our provision for income taxes. The adoption of the standard had no significant impact on our provision for income taxes and had no impact on the net cash from or used in operating, investing or financing activities on our condensed consolidated statements of cash flows. See "ASC 606 Adoption Impact to Previously Reported Results" below for the impact of the adoption of the standard on our consolidated balance sheet and condensed consolidated statements of operations.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

ASC 606 Adoption Impact to Previously Reported Results
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Selected consolidated balance sheet line items, adjusted for the adoption of ASC 606, are as follows:

	As of July 31, 2017
	As Previously Reported	Impact of Adoption		As Adjusted
	(in thousands)
Assets
Deferred commissions—current	$27,679	$(3,836)	(1)	$23,843
Deferred commissions—non-current	33,709	15,975	(1)	49,684
Total deferred commissions	$61,388	$12,139		$73,527
Liabilities
Deferred revenue—current	$233,498	$(63,375)	(2)	$170,123
Deferred revenue—non-current	292,573	(93,640)	(2)	198,933
Total deferred revenue	$526,071	$(157,015)		$369,056

Accrued expenses and other current liabilities	$9,414	$293	(3)	$9,707

Stockholders' Equity	$48,202	$168,861		$217,063

(1)	Impact of cumulative change in commissions expense

(2)	Impact of cumulative change in revenue

(3)	Impact of cumulative change in provision for income taxes
Selected unaudited condensed consolidated statement of operations line items, adjusted for the adoption of ASC 606, are as follows:

	Three Months Ended April 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands, except per share data)
Revenue
Product	$143,142	$16,934	$160,076
Support, entitlements and other services	48,621	(3,027)	45,594
Total revenue	$191,763	$13,907	$205,670
Gross profit	$108,557	$13,907	$122,464
Operating expenses
Sales and marketing expenses	$128,007	$(1,261)	$126,746
Loss from operations	$(109,667)	$15,168	$(94,499)
Net loss	$(111,977)	$15,142	$(96,835)
Basic and diluted net loss per share	$(0.78)	$0.11	$(0.67)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Nine Months Ended April 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands, except per share data)
Revenue
Product	$411,307	$60,518	$471,825
Support, entitlements and other services	129,460	(7,840)	121,620
Total revenue	$540,767	$52,678	$593,445
Gross profit	$310,953	$52,678	$363,631
Operating expenses
Sales and marketing expenses	$368,026	$(1,281)	$366,745
Loss from operations	$(338,338)	$53,959	$(284,379)
Net loss	$(367,358)	$53,852	$(313,506)
Basic and diluted net loss per share	$(3.07)	$0.45	$(2.62)
Unaudited revenue by geographic location, based on bill-to location, adjusted for the adoption of ASC 606, is as follows:

	Three Months Ended April 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$112,218	$2,105	$114,323
Europe, the Middle East and Africa	38,023	1,248	39,271
Asia-Pacific	35,508	9,935	45,443
Other Americas	6,014	619	6,633
Total revenue	$191,763	$13,907	$205,670

	Nine Months Ended April 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$317,262	$8,271	$325,533
Europe, the Middle East and Africa	95,543	3,746	99,289
Asia-Pacific	101,798	39,435	141,233
Other Americas	26,164	1,226	27,390
Total revenue	$540,767	$52,678	$593,445

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Selected unaudited condensed consolidated statement of cash flows line items, adjusted for the adoption of ASC 606, are as follows:

	Nine Months Ended April 30, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net loss	$(367,358)	$53,852	$(313,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$(13,406)	$(1,282)	$(14,688)
Accrued expenses and other liabilities	$5,291	$108	$5,399
Deferred revenue	$160,527	$(52,678)	$107,849

The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:

•
Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

•
Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.

•	Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.

•
Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP"). We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

•
Recognition of revenue when, or as, we satisfy a performance obligation — We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Disaggregation of Revenue
We generate revenue from the sale of our software solution, which can be delivered on a hardware appliance or on a standalone basis, PCS and professional services. A substantial portion of our revenue is generated through channel partners, including distributors and resellers. We also sell our software solution through our OEM partners, such as Dell Technologies and Lenovo Group Ltd. These OEM partners embed our software in their own hardware, and we provide limited PCS on these transactions. The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(in thousands)
Software revenue	$100,810	$158,500	$308,400	$441,885
Hardware revenue	59,266	62,617	163,425	221,454
Support, entitlements and other services revenue	45,594	68,296	121,620	188,370
Total revenue	$205,670	$289,413	$593,445	$851,709

Software revenue — A majority of our product revenue is generated from the sale of our software, which is either delivered on a hardware appliance that is configured to order, or delivered as standalone software, which can be installed on our customers' hardware appliances that are typically purchased separately from an OEM partner or other manufacturers of compatible hardware, including our contract manufacturers. Software revenue includes our base operating system, which can be delivered through different platforms, and licenses to other additional features, which are sold by us. Revenue from our software products is generally recognized upon transfer of control to the customer.
Hardware revenue — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from PCS contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with PCS contracts, with terms ranging from one to five years. We recognize revenue from PCS contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.
Contracts with multiple performance obligations — Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. For deliverables that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services, or when our right to consideration is unconditional.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2017 and April 30, 2018 is presented in the accompanying condensed consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commission expense in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to thei

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

r respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, the amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of our customer contracts, the duration of our relationships with our customers, customer retention data, our technology development lifecycle, and other factors. Deferred costs are periodically reviewed for impairment.
Deferred revenue — We record deferred revenue when cash payments are received in advance of our performance. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Three Months Ended April 30, 2018
	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of January 31, 2018	$478,000	$99,628
Additions	130,061	30,755
Revenue/commissions recognized	(68,296)	(27,655)
Assumed in a business combination	124	—
Balance as of April 30, 2018	$539,889	$102,728

	Nine Months Ended April 30, 2018
	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2017(1)	$369,056	$73,527
Additions	359,079	110,344
Revenue/commissions recognized	(188,370)	(81,143)
Assumed in a business combination	124	—
Balance as of April 30, 2018	$539,889	$102,728

(1)	See details above for the summary of adjustments to deferred commissions and deferred revenue as a result of the adoption of ASC 606.
Of the $102.7 million deferred commissions balance as of April 30, 2018, we expect to recognize approximately 30% as commission expense over the next 12 months, and the remainder thereafter.
During the three and nine months ended April 30, 2017, we recognized revenue of approximately $38.8 million and $77.9 million pertaining to amounts deferred as of January 31, 2017 and July 31, 2016, respectively. During the three and nine months ended April 30, 2018, we recognized revenue of approximately $49.4 million and $136.8 million pertaining to amounts deferred as of January 31, 2018 and July 31, 2017, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $567.1 million as of April 30, 2018, of which we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4.    FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$34,784	$—	$—	$34,784
Commercial paper	—	23,041	—	23,041
Short-term investments:
Corporate bonds	—	160,634	—	160,634
Commercial paper	—	36,084	—	36,084
U.S. government securities	—	13,976	—	13,976
Total measured at fair value	$34,784	$233,735	$—	$268,519
Cash				80,534
Total cash, cash equivalents and short-term investments				$349,053
Financial Liabilities:
Contingent consideration	$—	$—	$4,295	$4,295

	As of April 30, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$95,258	$—	$—	$95,258
Commercial paper	—	108,253	—	108,253
Corporate bonds	—	4,000	—	4,000
Short-term investments:
Corporate bonds	—	395,107	—	395,107
Commercial paper	—	118,939	—	118,939
U.S. government securities	—	32,629	—	32,629
Total measured at fair value	$95,258	$658,928	$—	$754,186
Cash				169,278
Total cash, cash equivalents and short-term investments				$923,464
Financial Liabilities:
Contingent consideration	$—	$—	$924	$924

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the Notes. Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2017		As of April 30, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$—	$—	$422,567	$714,535

The carrying value of the Notes as of April 30, 2018 was net of the unamortized debt discount of $144.4 million and unamortized debt issuance costs of $8.1 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity of the Notes.
A summary of the changes in the fair value of our contingent consideration, categorized as Level 3 in the fair value hierarchy, is as follows:

	Nine Months Ended April 30,
	2017	2018
	(in thousands)
Contingent consideration—beginning balance	$—	$4,295
Assumed in a business combination	2,371	—
Change in fair value(1)	176	(3,371)
Contingent consideration—ending balance	$2,547	$924

(1)	Recorded in the condensed consolidated statements of operations within general and administrative expenses.
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
Note 5.    BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2017 and April 30, 2018, unrealized gains or losses from our short-term investments were immaterial. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, there were no other-than-temporary impairments for these investments at July 31, 2017 or April 30, 2018.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2018
(in thousands)
Due within one year	$405,385
Due in one year through three years	141,290
Total	$546,675

Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2017	April 30, 2018
	(in months)	(in thousands)
Computer, production, engineering, and other equipment	36	$85,280	$117,403
Demonstration units	12	46,387	52,508
Leasehold improvements(1)	N/A	10,562	17,549
Furniture and fixtures	60	4,744	6,535
Total property and equipment, gross		146,973	193,995
Less: Accumulated depreciation and amortization		(88,901)	(117,673)
Total property and equipment, net		$58,072	$76,322

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $9.2 million and $11.3 million for the three months ended April 30, 2017 and 2018, respectively, and was $26.3 million and $31.9 million for the nine months ended April 30, 2017 and 2018, respectively.
Goodwill and Intangible Assets, Net

The changes in the carrying value of goodwill during the nine months ended April 30, 2018 are as follows:

Carrying Amount
(in thousands)
Balance as of July 31, 2017	$16,672
Acquired in Netsil acquisition	53,085
Acquired in Minjar acquisition	18,567
Balance as of April 30, 2018	$88,324

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Intangible assets, net consists of the following:

	As of
	July 31, 2017	April 30, 2018
	(in thousands)
Indefinite-lived intangible asset:
In-process R&D(1)	$16,100	$—
Finite-lived intangible assets:
Developed technology(1)	7,300	47,500
Customer relationships	4,830	6,650
Total finite-lived intangible assets, gross	12,130	54,150
Total intangible assets, gross	28,230	54,150
Less:
Accumulated amortization of developed technology	(1,314)	(4,821)
Accumulated amortization of customer relationships	(915)	(1,539)
Total accumulated amortization	(2,229)	(6,360)
Intangible assets, net	$26,001	$47,790

(1)
We started amortizing in-process R&D during the first quarter of fiscal 2018, as the related technology was completed and released in the first quarter of fiscal 2018. We are amortizing developed technology using the straight-line method over a useful life of 5 years. Based on the foregoing, the balance of in-process R&D is now presented as part of developed technology as of April 30, 2018.

The amortization expense related to our finite-lived intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships.
The estimated future amortization expense of our finite-lived intangible assets is as follows:

Year Ending July 31:	Amount
(in thousands)
2018 (remaining three months)	$2,237
2019	8,989
2020	8,949
2021	8,949
2022	7,751
Thereafter	10,915
Total	$47,790

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2017	April 30, 2018
	(in thousands)
Accrued commissions	$20,388	$16,767
Accrued vacation	6,286	10,100
Contributions to ESPP withheld	14,371	7,581
Accrued bonus	7,342	9,187
Payroll taxes payable	3,434	8,627
Other	5,700	8,959
Total accrued compensation and benefits	$57,521	$61,221
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2017	April 30, 2018
	(in thousands)
Accrued professional services	$4,167	$4,614
Income taxes payable(1)	3,873	2,903
Other	1,667	4,128
Total accrued expenses and other current liabilities	$9,707	$11,645

(1)	Balance as of July 31, 2017 was adjusted to reflect the impact of the adoption of ASC 606 on income taxes. See Note 3 for a summary of adjustments.
Note 6.     CONVERTIBLE SENIOR NOTES
In January 2018, we issued $575.0 million in aggregate principal amount of 0% Convertible Senior Notes, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. This included $75.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the Notes. The total net proceeds from the Notes are as follows:

Amount
(in thousands)
Principal amount	$575,000
Less: initial purchasers' discount	(10,781)
Less: cost of the bond hedges	(143,175)
Add: proceeds from the sale of warrants	87,975
Less: other issuance costs	(707)
Net proceeds	$508,312

Other issuance costs of $0.4 million remained unpaid as of April 30, 2018. The Notes do not bear any interest and will mature on January 15, 2023, unless earlier converted or repurchased in accordance with their terms. The Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of securities by us.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Each $1,000 of principal of the Notes will initially be convertible into 20.4705 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $48.85 per share, subject to adjustment upon the occurrence of specified events. Holders of these Notes may convert their Notes at their option at any time prior to the close of the business day immediately preceding October 15, 2022, only under the following circumstances:

1)
during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;

2)
during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day; or

3)	upon the occurrence of certain specified corporate events.
Based on the closing price of our Class A common stock of $50.59 on April 30, 2018, the if-converted value of the Notes was greater than the principal amount. However, since the price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended April 30, 2018, the Notes are not convertible during the fiscal quarter commencing after April 30, 2018.
On or after October 15, 2022, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing conditions.
Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election. We intend to settle the principal of the Notes in cash.
The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued or unpaid interest. A holder who converts their Notes in connection with certain corporate events that constitute a "make-whole fundamental change" per the indenture governing the Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus accrued and unpaid interest.
We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $423.4 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $151.6 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component (the "debt discount") is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
We incurred transaction costs related to the issuance of the Notes of approximately $11.5 million, consisting of an initial purchasers' discount of $10.8 million and other issuance costs of approximately $0.7 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $8.5 million, recorded as debt issuance costs (presented as contra debt in the condensed consolidated balance sheets), and are being amortized to interest expense over the term of the Notes. The transaction costs attributable to the equity component were approximately $3.0 million and were net with the equity component within stockholders’ equity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Notes consisted of the following:

As of April 30, 2018
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt discount(1)	(144,378)
Unamortized debt issuance costs(1)	(8,055)
Net carrying amount	$422,567
Carrying amount of the equity component(2)	$148,598

(1)
Included in the condensed consolidated balance sheets within "Convertible senior notes, net" and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of April 30, 2018, the remaining life of the Notes was approximately 56 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended April 30, 2018	Nine Months Ended April 30, 2018
	(in thousands)
Interest expense related to amortization of debt discount	$6,550	$7,250
Interest expense related to amortization of debt issuance costs	366	404
Total interest expense	$6,916	$7,654

Note Hedges and Warrants
Concurrently with the offering of the Notes in January 2018, we entered into convertible note hedge transactions with certain bank counterparties, whereby we have the initial option to purchase a total of approximately 11.8 million shares of our Class A common stock at a conversion price of approximately $48.85 per share, subject to adjustment for certain specified events. The total cost of the convertible note hedge transactions was approximately $143.2 million. In addition, we sold warrants to certain bank counterparties, whereby the holders of the warrants have the initial option to purchase a total of approximately 11.8 million shares of our Class A common stock at a price of $73.46 per share, subject to adjustment for certain specified events. We received approximately $88.0 million in cash proceeds from the sale of these warrants.
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million is recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet as of April 30, 2018. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.
Impact to Earnings per Share
The Notes will have no impact to diluted earnings per share ("EPS") until they meet the criteria for conversion, as discussed above, as we intend to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods we report net income, we are required to include the effect of additional shares that may be issued under the Notes when the price of our Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the Notes would be approximately 3.9 million shares if the average price of our Class A common stock was $73.46. However, upon conversion, there will be no economic dilution from the Notes, as exercise of

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

the note hedges eliminate any dilution that would have otherwise occurred. The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be anti-dilutive under the treasury stock method.
The warrants will have a dilutive effect when the average share price exceeds the warrant strike price of $73.46 per share. As the price of our Class A common stock continues to increase above the warrant strike price, additional dilution would occur at a declining rate so that a $10 increase from the warrant strike price would yield a cumulative dilution of approximately 4.9 million diluted shares for EPS purposes. However, upon conversion, the note hedges would neutralize the dilution from the Notes so that there would only be dilution from the warrants, which would result in an actual dilution of approximately 1.4 million shares at a common stock price of $83.46.
Note 7.    COMMITMENTS AND CONTINGENCIES
Operating Leases
We have commitments for future payments related to our office facility leases and other contractual obligations. We lease our office facilities under non-cancelable operating lease agreements expiring through fiscal 2024. Certain of these lease agreements have free or annual rent increases. We recognize rent expense under such agreements on a straight-line basis over the lease term, with any free or annual rent increases amortized as a reduction from or addition to rent expense over the lease term.
Future minimum payments due under operating leases as of April 30, 2018 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2018 (remaining three months)	$5,784
2019	22,259
2020	19,007
2021	17,571
2022	15,856
Thereafter	25,111
Total	$105,588

Purchase Commitments
During the normal course of business, we make commitments with our third-party hardware contract manufacturers to manufacture our inventory and non-standard components based on our forecasts. These commitments consist of obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge for firm, non-cancelable and unconditional purchase commitments with our third-party hardware contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts through a charge to cost of product sales. As of April 30, 2018, we had approximately $25.4 million of non-cancelable purchase commitments pertaining to our normal operations, and approximately $54.7 million in the form of guarantees to our contract manufacturers related to certain components.
Note 8.     STOCKHOLDERS’ EQUITY
Preferred Stock
Upon the closing of our initial public offering ("IPO") in October 2016, we filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board of Directors (the "Board"). As of April 30, 2018, we had 200,000,000 shares of preferred stock authorized, with a par value of $0.000025, and no shares of preferred stock issued or outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Common Stock
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2018, we had 1,000,000,000 shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200,000,000 shares of Class B common stock authorized, with a par value of $0.000025 per share. As of April 30, 2018, we had 132,152,095 shares of Class A common stock issued and outstanding and 38,130,226 shares of Class B common stock issued and outstanding.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock are entitled to 10 votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and generally automatically convert into shares of our Class A common stock upon a transfer. Shares issued in connection with exercises of stock options, vesting of restricted stock units, or shares purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of common stock warrants are converted into shares of our Class B common stock.
Note 9. EQUITY AWARD PLANS
Stock Plans
In June 2010, we adopted the 2010 Stock Plan ("2010 Plan"), in December 2011, we adopted the 2011 Stock Plan ("2011 Plan"), and in December 2015, the Board adopted the 2016 Equity Incentive Plan ("2016 Plan"), which was amended in September 2016 (collectively, the "Stock Plans"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our IPO in October 2016. As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms.
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights, to employees, directors and consultants. We have initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under our 2016 Plan increased by 7,731,826 shares pursuant to these provisions. As of April 30, 2018, we had reserved a total of 48,709,055 shares available for the issuance of equity awards under the Stock Plans, of which 13,468,557 shares were still available for grant.
Restricted Stock Units
Performance RSUs — We granted RSUs that contain both service and performance conditions to our executives and employees ("Performance RSUs"). Vesting of Performance RSUs is subject to continuous service and the satisfaction of certain of our liquidity events, including the expiration of a lock-up period established in connection with the IPO, or both certain liquidity events and specified performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of Performance RSUs are subject to the performance conditions actually being met. During the three months ended October 31, 2016, we began to recognize Performance RSUs with liquidity event performance conditions, as the satisfaction of the performance conditions for vesting became probable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Below is a summary of RSU activity under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
Outstanding at July 31, 2017	17,376,090	$18.85
Granted	11,374,865	$34.35
Vested	(4,288,257)	$19.13
Canceled/forfeited	(1,748,803)	$22.54
Outstanding at April 30, 2018	22,713,895	$26.27

Subsequent to April 30, 2018, we granted 1,902,592 RSUs to our employees with a weighted average grant date fair value of $56.61 per share.
Stock Options
We did not grant any stock options during the nine months ended April 30, 2018. A total of 7,632,405 stock options were exercised during the nine months ended April 30, 2018 for an average exercise price of $3.83. As of April 30, 2018, 12,492,423 stock options with a weighted average exercise price $4.99 per share, weighted average remaining contractual life of 5.9 years, and aggregate intrinsic value of $569.7 million remained outstanding.
Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan ("2016 ESPP"), which was subsequently amended in January 2016 and September 2016 and was approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 shares pursuant to these provisions.
The 2016 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 1,000 shares on any purchase date. The 2016 ESPP provides for 12-month offering periods, generally beginning in March and September of each year, and each offering period consists of two six-month purchase periods.
On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock on (i) the first trading day of the applicable offering period or (2) the last trading day of each purchase period in the applicable offering period. If the stock price of our Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
During the nine months ended April 30, 2018, 2,417,850 shares of common stock were purchased for an aggregate amount of $39.0 million. As of April 30, 2018, 1,682,461 shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2017	2018
Expected term (in years)	0.75	0.75
Risk-free interest rate	0.6%	1.4%
Volatility	51.0%	49.8%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(in thousands)
Cost of revenue:
Product	$610	$634	$2,424	$1,888
Support, entitlements and other services	2,471	1,951	8,210	6,156
Sales and marketing	15,726	18,051	65,145	47,759
Research and development	27,041	16,474	89,826	49,039
General and administrative	4,503	7,836	28,081	17,630
Total stock-based compensation expense	$50,351	$44,946	$193,686	$122,472

Stock-based compensation expense for the nine months ended April 30, 2017 included cumulative stock-compensation expense related to stock awards with performance conditions, for which vesting was deemed probable in the first quarter of fiscal 2017 upon the successful completion of our IPO. Prior to fiscal 2017, no expense was recognized related to these stock awards with performance conditions, as vesting was not deemed probable. The cumulative stock-based compensation expense recorded in the first quarter of fiscal 2017 was for the portion of the awards for which the relevant service condition had been satisfied and we have continued to recognize the remaining expense over the remaining service period. Stock-based compensation expense related to stock awards without performance conditions is recognized on a straight-line basis over the requisite service period.
As of April 30, 2018, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $531.8 million and is expected to be recognized over a weighted average period of approximately 2.6 years.
Note 10. INCOME TAXES
The income tax provisions of $2.6 million and $3.3 million for the three and nine months ended April 30, 2017, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes, partially offset by a $1.5 million U.S. valuation allowance release in connection with an acquisition completed during the nine months ended April 30, 2017, and tax benefit related to the early adoption of ASU 2016-09. The net deferred tax liability recorded in connection with the acquisition completed during the nine months ended April 30, 2017 provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the U.S. valuation allowance.
The income tax benefit of $0.8 million and provision of $3.3 million for the three and nine months ended April 30, 2018, respectively, primarily consisted of foreign taxes on our international operations, partially offset by a $3.9 million U.S. valuation allowance release in the third quarter of fiscal 2018 related to the Minjar and Netsil acquisitions. The net deferred tax liability recorded in connection with these acquisitions provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of the U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into federal law, which among other changes, reduces the federal corporate tax rate to 21%. We do not expect the TCJA to have a material impact on our consolidated financial statements due to our valuation allowance in the U.S. Based on our analysis, U.S. deferred tax assets have been revalued from 34% to 21%, with a corresponding offset to the valuation allowance. This resulted in a significant reduction to our net U.S. deferred tax assets and valuation allowance and an immaterial impact to the income tax provision due to the valuation allowance on net U.S. deferred tax assets. Pursuant to SEC Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the TJCA, we will continue to evaluate the impact of various domestic and international provisions of the TCJA, as well as the impact of additional guidance that may be provided, in order to assess the full effect on our consolidated financial results, including disclosures for our fiscal year ending July 31, 2018.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We have not yet made a policy election with respect to our treatment of potential global intangible low-taxed income ("GILTI"). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. We are still in the process of analyzing the provisions of the act associated with GILTI and the expected impact of GILTI will have on us in the future.
In connection with the transition from a global to a territorial U.S. tax system, companies are required to pay a one-time transition tax on deemed repatriated earnings of non-U.S. subsidiaries. The tax is to be computed using our total foreign post-1986 earnings and profits that were previously deferred from U.S. income taxes. We did not have any deemed repatriation tax liability due to our consolidated foreign deficit. The provisional amount calculated may change during the one-year measurement period, during which we will finalize the calculation of our post-1986 foreign earnings and profits and the amount of foreign earnings held in cash or other specified assets.
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
In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is anti-dilutive and therefore excluded.
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017 As Adjusted (1)	2018	2017 As Adjusted (1)	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(96,835)	$(85,674)	$(313,506)	$(209,792)
Denominator:
Weighted average shares—basic and diluted	144,054,432	166,845,544	119,851,586	161,709,365
Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(0.51)	$(2.62)	$(1.30)

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	Three and Nine Months Ended April 30,
	2017	2018
Outstanding stock options and RSUs	41,204,043	35,206,318
Employee stock purchase plan	1,474,965	1,341,470
Contingently issuable shares pursuant to a business combination	—	276,625
Common stock subject to repurchase	383,736	73,360
Common stock warrants	34,180	34,180
Total	43,096,924	36,931,953

Note 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017 As Adjusted(1)	2018	2017 As Adjusted(1)	2018
	(in thousands)
U.S.	$114,323	$135,276	$325,533	$488,416
Europe, the Middle East and Africa	39,271	74,916	99,289	164,089
Asia-Pacific	45,443	68,622	141,233	172,774
Other Americas	6,633	10,599	27,390	26,430
Total revenue	$205,670	$289,413	$593,445	$851,709

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Pursuant to our arrangement with one of our OEMs, prior to the fourth quarter of fiscal 2017, billings to this OEM were entirely attributed to Asia-Pacific. Beginning in the fourth quarter of fiscal 2017, billings to this OEM were allocated to various geographic locations.
As of July 31, 2017 and April 30, 2018, $63.3 million and $118.6 million, respectively, of our net long-lived assets were located in the U.S.
Note 13. RELATED PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the three and nine months ended April 30, 2017 and 2018, we did not have any material related party transactions.
One member of our Board is affiliated with Lightspeed Venture Partners. As of April 30, 2018, entities affiliated with Lightspeed Venture Partners owned approximately 6.8% of our total outstanding Class A and Class B common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2017 included in our Annual Report on Form 10-K filed on September 18, 2017. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30, and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in Part II, Item 1A of this Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.
Overview
We provide a leading next-generation enterprise cloud operating system that converges the traditional silos of server, virtualization, storage, and networking into one integrated solution and unifies private and public cloud into a single software fabric. Our software delivers the agility, scalability and pay-as-you-grow economics of the public cloud, while addressing enterprise requirements of application mobility, security, data integrity, and control. We provide our customers with the flexibility to selectively utilize the public cloud for suitable workloads and specific use cases by enabling increasing levels of application mobility across private and public clouds. We have combined advanced web-scale technologies with elegant consumer-grade design to deliver a powerful enterprise cloud operating system that elevates IT organizations by enabling them to focus on the applications and services that power their businesses. Our invisible infrastructure provides constant availability and low-touch management, enables application mobility across computing environments and reduces inefficiencies in IT planning.
Our solution can be delivered either as an appliance that is configured to order or as software-only. When end customers purchase our operating system, they typically also purchase one or more years of support and maintenance in order to receive software upgrades, bug fixes and, where applicable, parts replacement. Product revenue is generated primarily from the sales of our solution and is generally recognized upon transfer of control to the customers. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts and is recognized ratably over the term of those support contracts. Delivery of our solution through appliance sales has comprised the bulk of our historical product revenue; however, starting in the first quarter of fiscal 2018, we began the process of transitioning our business to focus primarily on software-only sales, which we expect to complete in approximately one and a half years.
We had a broad and diverse base of over 9,600 end customers as of April 30, 2018, including over 670 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from over 6,100 as of April 30, 2017 to over 9,600 as of April 30, 2018. Our operating system is primarily sold through channel partners, including distributors and resellers, and original equipment manufacturers ("OEMs"), and delivered directly to our end customers. A major part of our sales and marketing investment is to educate our end customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure ("VDI"), unified communications, and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our operating system to provide a variety of cloud-based services to their customers.
We continue to invest heavily in the growth of our business, including the development of our solutions and build-out of our global sales force. The number of our full-time employees increased from 2,672 as of April 30, 2017 to 3,709 as of April 30, 2018. We have recruited an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina and Seattle, Washington. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our operating system, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.

Our total revenue was $593.4 million and $851.7 million for the nine months ended April 30, 2017 and 2018, respectively, an increase of 43.5%. Our net losses were $313.5 million and $209.8 million for the nine months ended April 30, 2017 and 2018, respectively. Net cash provided by operating activities was $7.9 million and $69.8 million for the nine months ended April 30, 2017 and 2018, respectively. Free cash flow was an outflow of $29.9 million for the nine months ended April 30, 2017 and an inflow of $23.7 million for the nine months ended April 30, 2018. As of April 30, 2018, we had an accumulated deficit of $940.8 million.
In January 2018, we issued $575.0 million in aggregate principal amount of 0% Convertible Senior Notes, due in 2023 (the "Notes"). The total net proceeds from this offering, after deducting the initial purchasers' discount of approximately $10.8 million, were approximately $564.2 million. Approximately $55.2 million of the proceeds were used for the cost of the convertible note hedge transactions, partially offset by the proceeds from the warrant transactions. We incurred approximately $0.7 million of other issuance costs, $0.4 million of which remained unpaid as of April 30, 2018. The remaining net proceeds from the Notes will be used for general corporate purposes, including working capital, capital expenditures and potential acquisitions.
New Accounting Standard
We adopted the new accounting standard related to revenue recognition effective August 1, 2017. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of adjustments.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(in thousands, except percentages)
Total revenue	$205,670	$289,413	$593,445	$851,709
Billings	$234,147	$351,178	$701,294	$1,022,418
Gross profit	$122,464	$193,798	$363,631	$538,944
Adjusted gross profit	$125,903	$197,830	$375,221	$550,494
Gross margin	59.5%	67.0%	61.3%	63.3%
Adjusted gross margin	61.2%	68.4%	63.2%	64.6%
Total deferred revenue	$332,339	$539,889	$332,339	$539,889
Net cash (used in) provided by operating activities	$(16,009)	$13,308	$7,903	$69,810
Free cash flow	$(29,190)	$(788)	$(29,894)	$23,721
Non-GAAP operating expenses	$169,739	$232,398	$463,445	$627,397
Total end customers	6,172	9,689	6,172	9,689
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:
•are used by management and the Board of Directors to understand and evaluate our performance and trends, as well as to provide a useful measure for period-to-period comparisons of our core business;
•are widely used by investors and other parties in understanding and evaluating companies in our industry as a measure of financial performance; and
•are used by management to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans, as well as to assess our actual performance against our goals.

Billings is a performance measure which management believes provides useful information to investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Free cash flow is a performance measure that provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which management believes provides useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses are not substitutes for total revenue, gross profit, gross margin, cash (used in) provided by operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP measures as follows:
Billings — We calculate billings by adding the change in deferred revenue, net of acquisitions, between the start and end of the period to total revenue recognized in the same period.
Adjusted gross profit and adjusted gross margin — We calculate adjusted gross margin as adjusted gross profit divided by total revenue. We define adjusted gross profit as our gross profit adjusted to exclude stock-based compensation expense and the amortization of acquired intangible assets. Our presentation of adjusted gross profit should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
Free cash flow — We calculate free cash flow as net cash (used in) provided by operating activities less purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.
Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense and costs associated with business combinations (such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs). Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

The following table presents a reconciliation of billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(in thousands, except percentages)
Total revenue	$205,670	$289,413	$593,445	$851,709
Change in deferred revenue, net of acquisitions	28,477	61,765	107,849	170,709
Billings (non-GAAP)	$234,147	$351,178	$701,294	$1,022,418

Gross profit	$122,464	$193,798	$363,631	$538,944
Stock-based compensation	3,081	2,585	10,634	8,044
Amortization of intangible assets	358	1,447	956	3,506
Adjusted gross profit (non-GAAP)	$125,903	$197,830	$375,221	$550,494

Gross margin	59.5%	67.0%	61.3%	63.3%
Stock-based compensation	1.5%	0.9%	1.8%	0.9%
Amortization of intangible assets	0.2%	0.5%	0.1%	0.4%
Adjusted gross margin (non-GAAP)	61.2%	68.4%	63.2%	64.6%

Net cash (used in) provided by operating activities	$(16,009)	$13,308	$7,903	$69,810
Purchases of property and equipment	(13,181)	(14,096)	(37,797)	(46,089)
Free cash flow (non-GAAP)	$(29,190)	$(788)	$(29,894)	$23,721

Operating expenses	$216,963	$276,080	$648,010	$740,122
Stock-based compensation	(47,270)	(42,361)	(183,052)	(114,428)
Change in fair value of contingent consideration	296	(584)	(176)	3,371
Amortization of intangible assets	(250)	(222)	(665)	(625)
Business combination-related costs	—	(515)	(672)	(1,043)
Operating expenses (non-GAAP)	$169,739	$232,398	$463,445	$627,397
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors." If we are unable to address these challenges, our business and operating results could be adversely affected.
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000 in committed value. We have significantly increased our sales and marketing personnel, which grew by approximately 40% from April 30, 2017 to April 30, 2018. We estimate, based on past experience, that sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2018, we considered approximately 57% of our global sales team members to be fully ramped, while the remaining approximately 43% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end customers and to increase sales to existing end customers.

We also intend to continue to grow our global research and development and engineering teams to enhance our solutions, improve integration with new and existing ecosystem partners and broaden the range of IT infrastructure technologies that we converge into our operating system. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.
Market Adoption of Our Products
The public cloud has changed IT buyer expectations about the simplicity, agility, scalability, and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our operating system, both as compared to traditional datacenter architectures, as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our operating system represents and the relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our operating system.
Leveraging Channel and OEM Partners
We plan to continue to strengthen and expand our network of channel and OEM partners to increase sales to both new and existing end customers. We believe that increasing channel leverage by investing aggressively in sales enablement and co-marketing with our partners will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel and OEM partners.
Continued Purchases and Upgrades within Existing Customer Base
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated maintenance, support and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2018, approximately 70% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders (which includes the initial order) to date in an amount that is more than 4.0x greater, on average, than their initial order. This number increases to approximately 9.6x, on average, for Global 2000 end customers who have been with us for 18 months or longer, and to more than 16.6x, on average, for our top 25 end customers as of April 30, 2018. The multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers. Our business and operating results will depend on our ability to sell additional products to our existing and future base of end customers.
Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold as an appliance or as software-only could result in fluctuations in our revenue and gross margin. Software-only sales typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. Historically, most of our solutions have been delivered on an appliance, thus and our revenue included the revenue associated with the hardware from such appliances. However, starting in the first quarter of fiscal 2018, we began the process of transitioning our business to focus primarily on software-only sales, and therefore selling less hardware. As a result, we expect there to be an overall product mix shift towards sales of our solutions as software-only licenses, which we expect will be reflected in corresponding changes to our revenue and gross margin.
Revenue for our solutions, whether sold on an appliance or as standalone software, are generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner which depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB issued several amendments to the standard, including clarifications on the disclosure of prior period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, but early adoption as of the original effective date of August 1, 2017 was also permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to recast our historical financial information to conform with the new standard. The most significant impact of the standard related to the timing of revenue recognition for certain software licenses sold with post-contract support ("PCS"), for which we did not have vendor specific objective evidence ("VSOE") under the previous revenue recognition guidance. Under the new standard, the requirement to have VSOE for undelivered elements is eliminated and we will recognize revenue for such software licenses upon transfer of control to the customer. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impact to our provision for income taxes. For additional information on the impact to previously reported results, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Components of Our Results of Operations
Our results of operations for the three and nine months ended April 30, 2017 included (i) significant cumulative stock-based compensation expense related to stock awards with performance conditions, referred to as performance stock awards, due to our initial public offering ("IPO"), and (ii) the impact of business combinations which closed during the nine months ended April 30, 2017. Beginning in the fiscal year ended July 31, 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) the satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to these performance stock awards during the three months ended October 31, 2016, as the performance condition, a liquidity event or IPO, was deemed probable of achievement. The cumulative stock-based compensation expense recognized in the first quarter of fiscal 2017 was approximately $83.0 million and represented the portion of the awards for which the relevant service condition had been satisfied. We continue to amortize the remaining expense over the remaining service period. Amortization during the three and nine months ended April 30, 2018 related to these performance stock awards was approximately $4.4 million and $16.7 million, respectively.
Revenue
We generate revenue from the sale of our software solution, which can be delivered on a hardware appliance or on a standalone basis, PCS and professional services. A substantial portion of sales are made through channel partners. We also generate a significant portion of our revenue through OEM relationships, such as with Dell Technologies and Lenovo Group Ltd. These OEM partners embed our software in their own hardware, and we provide limited PCS on these transactions.
Product revenue — A majority of our product revenue is generated from the sale of our software operating system, which can be delivered on a hardware appliance that is configured to order, or sold as standalone software, for which our customers separately procure their own hardware appliance. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance. In our standard distributor or reseller agreements, title and risk of loss pass to the customer upon shipment.
Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from support and maintenance contracts, and, to a lesser extent, from professional services. The majority of our product sales are sold in conjunction with support and maintenance contracts, with terms ranging from one to five years. We recognize revenue from support and maintenance contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

Cost of Revenue
Cost of product revenue — Cost of product revenue consists of costs paid to third-party contract manufacturers, hardware costs, personnel costs associated with our operations function (consisting of salaries, benefits, bonuses and stock-based compensation), and allocated costs (consisting of certain facilities, depreciation and amortization, recruiting, and information technology costs allocated based on headcount). We expect our cost of product revenue to decrease as a percentage of revenue, as we expect an increasing percentage of our sales to move to a software-only model.
Cost of support, entitlements and other services revenue — Cost of support, entitlements and other services revenue includes personnel and operating costs associated with our global customer support organization, as well as allocated costs. We expect our cost of support, entitlements and other services revenue to increase in absolute dollars as our support, entitlements and other services revenue increases.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation expense.
Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs, and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our global sales and marketing organizations. Our sales and marketing expense may fluctuate as a percentage of total revenue.
Research and development — Research and development ("R&D") expense primarily consists of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred. We expect R&D expense to increase in absolute dollars as we continue to invest in our future products and services, although our R&D expense may fluctuate as a percentage of total revenue.
General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources, and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense to increase in absolute dollars, particularly due to additional legal, accounting, insurance, and other costs associated with our growth, although our G&A expense may fluctuate as a percentage of total revenue.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with the Notes, foreign currency exchange gains or losses and gains or losses on investments. Upon the completion of our IPO during the three months ended October 31, 2016, we reclassified the convertible preferred stock warrants, which, prior to our IPO, were classified as a liability on our consolidated balance sheet, and remeasured to fair value at each balance sheet date, with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was remeasured to its then fair value, which was based on the closing price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasured them at fair value or incurred any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019 ("the 2019 Notes") and incurred a loss on debt extinguishment. During the three and nine months ended April 30, 2018, we recognized $6.9 million and $7.7 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods. We adopted the new revenue recognition accounting standard effective August 1, 2017. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of adjustments.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(in thousands)
Revenue:
Product	$160,076	$221,117	$471,825	$663,339
Support, entitlements and other services	45,594	68,296	121,620	188,370
Total revenue	205,670	289,413	593,445	851,709
Cost of revenue:
Product(1)(2)	62,593	66,680	173,206	235,059
Support, entitlements and other services(1)	20,613	28,935	56,608	77,706
Total cost of revenue	83,206	95,615	229,814	312,765
Gross profit	122,464	193,798	363,631	538,944
Operating expenses:
Sales and marketing(1)(2)	126,746	169,860	366,745	466,466
Research and development(1)	74,607	81,291	220,802	216,727
General and administrative(1)	15,610	24,929	60,463	56,929
Total operating expenses	216,963	276,080	648,010	740,122
Loss from operations	(94,499)	(82,282)	(284,379)	(201,178)
Other income (expense), net	303	(4,235)	(25,830)	(5,285)
Loss before provision for income taxes	(94,196)	(86,517)	(310,209)	(206,463)
Provision for (benefit from) income taxes	2,639	(843)	3,297	3,329
Net loss	$(96,835)	$(85,674)	$(313,506)	$(209,792)

(1) Includes stock-based compensation expense as follows:
Product cost of sales	$610	$634	$2,424	$1,888
Support cost of sales	2,471	1,951	8,210	6,156
Sales and marketing	15,726	18,051	65,145	47,759
Research and development	27,041	16,474	89,826	49,039
General and administrative	4,503	7,836	28,081	17,630
Total stock-based compensation expense	$50,351	$44,946	$193,686	$122,472

(2) Includes amortization of intangible assets as follows:
Product cost of sales	$358	$1,447	$956	$3,506
Sales and marketing	250	222	665	625
Total amortization of intangible assets	$608	$1,669	$1,621	$4,131

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2018	2017	2018
	(as a percentage of total revenue)
Revenue:
Product	77.8%	76.4%	79.5%	77.9%
Support, entitlements and other services	22.2%	23.6%	20.5%	22.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	30.4%	23.0%	29.2%	27.6%
Support, entitlements and other services	10.1%	10.0%	9.5%	9.1%
Total cost of revenue	40.5%	33.0%	38.7%	36.7%
Gross profit	59.5%	67.0%	61.3%	63.3%
Operating expenses:
Sales and marketing	61.6%	58.7%	61.8%	54.8%
Research and development	36.2%	28.1%	37.2%	25.4%
General and administrative	7.6%	8.6%	10.2%	6.7%
Total operating expenses	105.4%	95.4%	109.2%	86.9%
Loss from operations	(45.9)%	(28.4)%	(47.9)%	(23.6)%
Other income (expense), net	0.1%	(1.5)%	(4.4)%	(0.6)%
Loss before provision for income taxes	(45.8)%	(29.9)%	(52.3)%	(24.2)%
Provision for (benefit from) income taxes	1.3%	(0.3)%	0.6%	0.4%
Net loss	(47.1)%	(29.6)%	(52.9)%	(24.6)%

Comparison of the Three and Nine Months Ended April 30, 2017 and 2018
Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Product	$160,076	$221,117	$61,041	38%	$471,825	$663,339	$191,514	41%
Support, entitlements and other services	45,594	68,296	22,702	50%	121,620	188,370	66,750	55%
Total revenue	$205,670	$289,413	$83,743	41%	$593,445	$851,709	$258,264	44%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
U.S.	$114,323	$135,276	$20,953	18%	$325,533	$488,416	$162,883	50%
Europe, the Middle East and Africa	39,271	74,916	35,645	91%	99,289	164,089	64,800	65%
Asia-Pacific	45,443	68,622	23,179	51%	141,233	172,774	31,541	22%
Other Americas	6,633	10,599	3,966	60%	27,390	26,430	(960)	(4)%
Total revenue	$205,670	$289,413	$83,743	41%	$593,445	$851,709	$258,264	44%
The increase in product revenue for the three and nine months ended April 30, 2018 reflects increased domestic and international demand for our solutions as we continue to penetrate and expand in global markets through increased sales and marketing activities. Our total end customer count increased from over 6,100 as of April 30, 2017 to over 9,600 as of April 30, 2018. Our product revenue during the three and nine months ended April 30, 2018 was also impacted by the reduction of hardware revenue from transactions where the hardware was sold directly by our contract manufacturers. We estimate that if we had sold the hardware in these transactions, our product revenue for the three and nine months ended April 30, 2018 would have been approximately $51.9 million and $71.1 million higher, respectively. We continue to focus on a software-only sales model and therefore anticipate selling less hardware in future periods.
Support, entitlements and other services revenue increased in the three and nine months ended April 30, 2018, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related support and software maintenance contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Cost of product revenue	$62,593	$66,680	$4,087	7%	$173,206	$235,059	$61,853	36%
Product gross margin	60.9%	69.8%		8.9%	63.3%	64.6%		1.3%
Cost of support, entitlements and other services revenue	$20,613	$28,935	$8,322	40%	$56,608	$77,706	$21,098	37%
Support, entitlements and other services gross margin	54.8%	57.6%		2.8%	53.5%	58.7%		5.2%
Total gross margin	59.5%	67.0%		7.5%	61.3%	63.3%		2.0%
Cost of product revenue
Cost of product revenue increased for the three and nine months ended April 30, 2018, as compared to the prior year periods, due to the corresponding increase in product revenue. For the three and nine months ended April 30, 2018, as compared to the prior year periods, the cost of certain of our hardware components, specifically DRAM and NAND, increased due to supply constraints. The total cost of our DRAM and NAND components represented approximately 23% and 20% of the cost of product revenue during the three and nine months ended April 30, 2017, respectively, and 32% and 30% for the three and nine months ended April 30, 2018, respectively. DRAM and NAND component prices increased by approximately 47% and 107% for the three and nine months ended April 30, 2018, respectively, as compared to the prior year periods.
Product gross margin increased by 8.9 percentage points and 1.3 percentage points for the three and nine months ended April 30, 2018, respectively, as compared to the prior year periods. The gross margin increases were due primarily to the impact of higher revenue from software-only transactions as we continue to shift toward a software-centric model.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2018, as compared to the prior year periods, due to higher personnel costs relating to our global customer support organization. The increase in personnel costs was due primarily to a 53% increase in our customer support, entitlements and other services headcount from April 30, 2017 to April 30, 2018.
Support, entitlements and other services gross margin increased by 2.8 percentage points and 5.2 percentage points for the three and nine months ended April 30, 2018, respectively, as compared to the prior year periods. The gross margin increases were due primarily to efficiencies gained in our support organization and personnel-related costs growing at a slower rate than support, entitlements and other services revenue.

Operating Expenses
Sales and Marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$126,746	$169,860	$43,114	34%	$366,745	$466,466	$99,721	27%
Percent of total revenue	62%	59%			62%	55%
Sales and marketing expense increased for the three and nine months ended April 30, 2018, as compared to the prior year periods, due primarily to higher personnel costs and sales commissions, as our sales and marketing headcount increased by 40% from April 30, 2017 to April 30, 2018. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our marketing activities related to brand awareness, promotions, trade shows, and partner programs. For the nine months ended April 30, 2018, the increase was partially offset by lower stock-based compensation expense, as compared to the prior year period, during which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the first quarter of fiscal 2017.
Research and Development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Research and development	$74,607	$81,291	$6,684	9%	$220,802	$216,727	$(4,075)	(2)%
Percent of total revenue	36%	28%			37%	25%
For the three months ended April 30, 2018, R&D expense increased, as compared to the prior year period, due primarily to higher personnel costs, as R&D headcount increased 35% from April 30, 2017 to April 30, 2018 in an effort to continue the expansion of our product development activities. This increase was partially offset by a decrease in stock-based compensation expense due to lower expense for performance-based awards. For the nine months ended April 30, 2018, R&D expense decreased as compared to the prior year period. This decrease was due primarily to lower stock-based compensation expense, as compared to the prior year period, during which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the first quarter of fiscal 2017. This decrease was partially offset by higher personnel costs due to the increase in R&D headcount.
General and Administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
General and administrative	$15,610	$24,929	$9,319	60%	$60,463	$56,929	$(3,534)	(6)%
Percent of total revenue	8%	9%			10%	7%
For the three months ended April 30, 2018, G&A expense increased as compared to the prior year period. The increase was due primarily to higher personnel-related costs, as well as higher legal and outside services costs. For the nine months ended April 30, 2018, G&A expense decreased as compared to the prior year period. The decrease was due primarily due to lower stock-based compensation expense, as compared to the prior year period, during which we recognized a cumulative expense related to pre-IPO grants that we started expensing during the first quarter of fiscal 2017. The lower stock-based compensation expense was partially offset by higher personnel costs, as our G&A headcount increased by 28% from April 30, 2017 to April 30, 2018, to support our growing operations and international footprint.

Other Income (Expense), Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Other income (expense), net	$303	$(4,235)	$(4,538)	(1,498)%	$(25,830)	$(5,285)	$20,545	(80)%
Other income (expense), net for the three months ended April 30, 2017 was primarily related to interest earned on short-term investments, partially offset by foreign currency losses. Other income (expense), net for the nine months ended April 30, 2017 was primarily related to a $21.1 million change in the fair value of our convertible preferred stock warrant liability and a $3.3 million loss on debt extinguishment resulting from the early extinguishment of our 2019 Notes.
Other income (expense), net for the three and nine months ended April 30, 2018 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes and foreign currency losses, partially offset by interest earned on short-term investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2017	2018	$	%	2017	2018	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,639	$(843)	$(3,482)	(132)%	$3,297	$3,329	$32	1%
The income tax benefit for the three months ended April 30, 2018, as compared to the income tax expense for the three months ended April 30, 2017, was due primarily to a U.S. valuation allowance release in the third quarter of fiscal 2018 related to business combinations, partially offset by an increase in foreign taxes, as we continued our global expansion. The income tax provision for the nine months ended April 30, 2018 was relatively flat, as compared to the nine months ended April 30, 2017.
Impact of U.S. Federal Income Tax Reform
In December 2017, the U.S. Congress passed and the President signed the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, the creation of new minimum taxes, such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax, and a new minimum tax on certain foreign earnings.
Our initial analysis of the impact of the TCJA resulted in a significant reduction to our net U.S. deferred tax assets and valuation allowance and an immaterial impact to income tax expense due to the valuation allowance on net U.S. deferred tax assets. Certain provisions of the TCJA are not effective for us until fiscal 2019. We continue to assess the impact of these provisions, but we do not currently anticipate that the net impact will be material to our fiscal 2019 effective income tax rate.
The income tax benefit and provision for the three and nine months ended April 30, 2018, respectively, are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

Liquidity and Capital Resources
As of April 30, 2018, we had $376.8 million of cash and cash equivalents and $546.7 million of short-term investments which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.
We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2017	2018
	(in thousands)
Net cash provided by operating activities	$7,903	$69,810
Net cash used in investing activities	(102,219)	(406,790)
Net cash provided by financing activities	195,881	575,410
	$101,565	$238,430
Cash Flows from Operating Activities
Net cash provided by operating activities was $69.8 million for the nine months ended April 30, 2018, an increase of $61.9 million as compared to the nine months ended April 30, 2017. The increase in cash provided by operating activities for the nine months ended April 30, 2018 was due primarily to higher billings and collections, partially offset by higher operating expenses, as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $102.2 million for the nine months ended April 30, 2017 included $156.4 million of short-term investment purchases and $37.8 million of purchases of property and equipment, partially offset by $59.5 million of maturities of short-term investments and $32.6 million of sales of short-term investments.
Net cash used in investing activities of $406.8 million for the nine months ended April 30, 2018 included $485.8 million of short-term investment purchases and $46.1 million of purchases of property and equipment, partially offset by $147.9 million of maturities of short-term investments and $22.8 million of payments for business combinations, net of cash acquired.
Cash Flows from Financing Activities
Net cash provided by financing activities of $195.9 million for the nine months ended April 30, 2017 primarily consisted of $254.5 million of proceeds from our IPO, net of underwriting discounts and commissions, and $26.7 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $76.6 million for the repayment of the 2019 Notes, including debt extinguishment costs, and a $7.1 million payment of debt in conjunction with an acquisition completed during the first quarter of fiscal 2017.
Net cash provided by financing activities of $575.4 million for the nine months ended April 30, 2018 primarily consisted of $563.9 million of net proceeds from the Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the Notes, and $68.2 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the Notes and a $1.4 million payment of debt in conjunction with an acquisition completed during the third quarter of fiscal 2018.

Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes(1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations	105,588	22,929	37,515	30,248	14,896
Other purchase commitments(2)	25,423	25,423	—	—	—
Purchase commitments with contract manufacturers(3)	54,721	54,721	—	—	—
Total	$760,732	$103,073	$37,515	$605,248	$14,896

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Purchase obligations pertaining to our normal operations.

(3)	Commitments in the form of guarantees to our contract manufacturers related to certain components.
As of April 30, 2018, payments related to our above outstanding non-cancelable lease obligations will be made through fiscal 2024.
From time to time, we make commitments with our contract manufacturers, which consist of obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge to cost of product sales for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts. Our historical charges have not been material.
As of April 30, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in our most recent Annual Report on Form 10-K, as it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of April 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported.
Except for accounting policies related to our early adoption of ASC 606 and those related to the Notes, there have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. See Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the critical accounting policies resulting from our early adoption of ASC 606.
Recent Accounting Pronouncements
See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations both within the United States and internationally, and we are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $13.2 million and $22.4 million for the nine months ended April 30, 2017 and 2018, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
Interest Rate Risk
Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of bank deposits, money market funds, commercial paper, U.S. government securities, and corporate bonds. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. The fair market value of fixed income securities may be adversely impacted by a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by a sudden change in interest rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption effective August 1, 2017. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 606.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $108.2 million, $379.6 million and $209.8 million for fiscal 2016, fiscal 2017 and the nine months ended April 30, 2018, respectively. As of April 30, 2018, we had an accumulated deficit of $940.8 million. In addition to the investments we expect to continue to make to grow our business, we have also incurred and expect to continue incurring significant additional legal, accounting and other expenses as a newly public company that we did not incur as a private company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
The markets in which we compete are rapidly evolving, which make it difficult to forecast end customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we develop new solutions designed to address new market demands, such as our previously announced Nutanix Xi Cloud Services, sales of our solutions will in part be dependent on capturing new spending in these markets, including hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.
If end customers do not adopt our solutions, our ability to grow our business and operating results may be adversely affected.
Traditional IT infrastructure architecture is entrenched in the datacenters of many of our end customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skillsets of IT administrators. As a result, our sales efforts often involve extensive efforts to educate our end customers as to the benefits and capabilities of our web-scale architecture solutions, particularly as we continue to pursue large organizations as end customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.
A shift in our relationships with our OEM partners could adversely affect our results of operations.
Our relationships with our original equipment manufacturer ("OEM") partners continue to shift as industry dynamics change, and our OEM partners may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies ("Dell"), is not just an OEM partner, but also a competitor of ours, and accounted for 13% and 11% of our total billings in fiscal 2016 and fiscal 2017, respectively. In September 2016, EMC Corporation ("EMC"), was acquired by Dell. As a result of the acquisition, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. Also, Dell holds a majority of outstanding voting power in VMware Inc. ("VMware"), and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.
Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standard Update 2014-09, Revenue from Contracts with Customers ("ASC 606"), which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEM partners will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 12% and 10% of our total revenue in fiscal 2016 and fiscal 2017, respectively.
Our revenue growth in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods with total revenue of $503.4 million, $845.9 million, $593.4 million and $851.7 million for fiscal 2016, fiscal 2017 and the nine months ended April 30, 2017 and 2018, respectively. You should not consider our revenue growth in recent periods as indicative of our future performance. While we have recently experienced significant revenue growth, we may not achieve similar revenue growth in future periods. In addition, we are in the process of transitioning our business to focus on more software-only transactions. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. As we transition to more software-only transactions, we anticipate that our revenue growth will slow during the transition period, and there is no guarantee that we will be able to successfully increase our software-only sales to the anticipated levels. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.
We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.
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

•
traditional IT systems vendors such as Hewlett Packard Enterprise Company ("HPE"), Cisco Systems, Inc. ("Cisco"), Lenovo Group Ltd., Dell, Hitachi Data Systems Corporation ("Hitachi"), and International Business Machines Corporation ("IBM"), that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors such as Dell, NetApp, Inc. ("NetApp"), and Hitachi, which typically sell centralized storage products; and

•	providers of public cloud infrastructure such as Amazon.com, Inc., Google Inc., and Microsoft Corporation.
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
Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Furthermore, some of our competitors supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.
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
Our solutions provide an operating system on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end customers’ existing hardware and software infrastructure, specifically their networks, servers, software and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must occasionally update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors or data management tools could make changes that would diminish the ability of our solutions to interoperate with them, and significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development and product support. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any APIs, formats, or protocols we may need, or cooperate with us to support end customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected.

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
If we fail to develop or introduce new or enhanced solutions on a timely or cost-effective basis, our ability to attract and retain end customers could be impaired and our competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, application mobility, and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.
If we are not successful in executing our strategy to increase sales of our solutions to new and existing large organizations, service providers, and government entities, our operating results may suffer.
Our growth strategy is dependent in large part upon increasing sales of our solutions to new and existing large enterprises, service providers and government entities, particularly when such sales result in large orders for our solutions. Sales to these end customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller end customers, which can act as a disincentive to our sales team to pursue these larger end customers. These risks include:

•
competition from companies that traditionally target larger enterprises, service providers and government entities and that may have pre-existing relationships or purchase commitments from such end customers;

•	increased purchasing power and leverage held by large end customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support service contracts, including demand for quicker support response times and penalties for any failure to meet support requirements; and

•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We typically provide evaluation products to these end customers and may spend substantial time, effort and money in our sales efforts to these prospective end customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end customers.
Our growth depends on our existing end customers making additional purchases of software licenses and software upgrades and renewing and upgrading their support and software maintenance agreements, and the failure of our end customers to do so could harm our business and operating results.
Our future success depends in part on purchases by our existing end customers of additional software licenses and appliances as well as renewals and upgrades to their support and software maintenance agreements. If our end customers do not purchase additional software licenses or appliances or software upgrades, or renew or upgrade their support and software maintenance agreements, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing support and software maintenance agreements or purchasing additional appliances. End customers may choose not to renew their support and software maintenance agreements or purchase additional appliances because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions, or renew or upgrade their support and software maintenance agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.
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
If we do not effectively expand and train our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. In addition, as we transition our business to focus on more software-only transactions, we are also re-training our seasoned sales employees, who have historically focused on appliance sales, in order to maintain or increase their productivity. If our new sales employees do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.
If we do not effectively structure our sales force to focus on the end customers that will primarily drive our growth strategy, our business will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end customers represented 10% and 18%, respectively, of our total revenue for the nine months ended April 30, 2017, and represented 10% and 20%, respectively, of our total revenue for nine months ended April 30, 2018. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
Recruiting and retaining qualified channel partners and training them in the use of our technologies require significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our growth strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Also, in certain international markets we are in the process of transitioning our distribution model from contracting directly with hundreds of individual resellers to contracting with a smaller number of larger global distributors. Although we believe that this transition will make our sales channels more efficient and broader reaching in the long term in these markets, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process to our new partners may negatively affect our relationship with our existing end customers and channel partners and may cause us to lose prospective end customers or additional business from existing end customers. Upon completion of the transition to the new sales model, we will be more reliant on fewer channel partners, which may reduce our contact with our end customers making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing end customer requirements, estimate end customer demand, respond to evolving end customer needs and obtain subscription renewals from end customers.
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
If our indirect distribution channel is disrupted, particularly if we are reliant on a fewer number of channel partners, or if we are required to directly satisfy certain regulatory obligations imposed by government entities as a result of our efforts to expand our sales to government entities, we may be required to devote more time and resources to distribute our solutions directly and support our end customers, which may not be as effective and could lead to higher costs, reduced revenue and growth that is slower than expected.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;

•	our ability to attract new and retain existing end customers;

•	disruptions in our sales channels or termination of our relationship with important channel partners and OEMs;

•
the timing of revenue recognition for our sales, which has materially changed for the majority of sales of software-only licenses on or after August 1, 2017 as a result of our adoption of ASC 606, which requires us to recognize the revenue from sales of software licenses upon transfer of control to our end customers, instead of deferring the revenue over the post contract support period; this change will heighten the impact of any fluctuations in the timing and magnitude of software-only sales on our quarterly operating results;

•	reductions in end customers’ budgets for information technology purchases;

•	delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

•
the mix of solutions sold, including the mix between appliance and software-only sales and the mix of the types of appliances that we sell, and the mix of revenue between products and support, entitlements and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to focus on more software-only transactions;

•	our ability to develop, introduce and ship in a timely manner new solutions and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including consolidation among our competitors or resellers, new entrants or discounting of prices;

•	the amount and timing of expenses to grow our business and the extent to which we are able to take advantage of economies of scale or to leverage our relationships with OEM or channel partners;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integrating and consolidating the results of acquired businesses;

•	the amount and timing of stock-based compensation expenses;

•	our ability to control the costs of our solutions and their key components, or to pass along any cost increases to our end customers;

•	general economic, industry and market conditions; and

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of ASC 606. For example, in the last three quarters of fiscal 2017 and the first half of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, which caused a negative impact on our gross margin. While the pricing of DRAM and NAND continues to increase, we expect there to be less impact to our gross margins going forward as our solutions are increasingly being sold on a software-only basis. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.
Our sales efforts involve educating our end customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the emergence of new hyperconverged infrastructure product offerings often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. The broad nature of the technology shift that our solutions represent and the legacy relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end customers may purchase solutions from us. The unpredictable nature of our sales cycles may be increased in future periods as we focus our sales efforts more heavily on major accounts and large deals. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions.

Because we depend on contract manufacturers to assemble and test our hardware appliances, we are susceptible to delays and pricing fluctuations that could prevent us from shipping orders on time, if at all, or on a cost-effective basis, which would cause our business to be adversely affected.
We rely substantially on Super Micro Computer, Inc. ("Super Micro"), and Flextronics Systems Limited ("Flextronics"), to assemble and test our appliances. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Furthermore, our orders represent a relatively small percentage of the overall orders received by our third-party manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these contract manufacturers effectively, inaccurately forecast our component requirements, or if either of them experience delays or increased manufacturing lead-times, disruptions, capacity constraints or quality control problems in their operations or are unable to meet our requirements for timely delivery, or we are unable to shift operations from one contract manufacturer to the other, our ability to ship high-quality solutions to our end customers could be severely impaired, we could incur substantial costs, such as costs relating to the procurement of non-standard components and inventory costs, and our business and operating results, competitive position and reputation could be harmed.
Our agreement with Super Micro expires in May 2018, and automatically renews for successive one-year periods thereafter with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture our solutions. In addition, in November 2017, we entered into a Manufacturing Services Agreement with Flextronics which expires in November 2020 and automatically renews for successive one-year periods thereafter with the option to terminate upon each annual renewal. The Flextronics Manufacturing Services Agreement does not contain any minimum long-term commitment to manufacture our solutions and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, while we have already transitioned some of our manufacturing operations to Flextronics, we may encounter unexpected issues as we scale our operations with them. Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our hardware appliances, and any disruption in the availability or quality of these components could delay shipments of our appliances and damage our channel partner or end customer relationships.
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

We generally maintain minimal inventory for repairs and a limited number of evaluation and demonstration units, and generally acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end customer relationships.
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired and our competitive position, reputation, and operating results could be adversely affected. For example, in the last three quarters of fiscal 2017 and the first half of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.
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
We outsource the warehousing and delivery of all of our appliances to a third-party logistics provider for worldwide fulfillment. In addition, some of our support offerings commit us to replace defective parts in our appliances as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic locations. As a result of relying on third parties, we have reduced control over shipping and logistics, quality control, security and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have our appliances or replacement products shipped in a timely manner, end customers may cancel their contracts with us, we may suffer reputational harm and our business, operating results and prospects may be adversely affected.
Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results and financial condition.
Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.

Our solutions are highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our end customers and harm to our reputation and business.
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEM partners regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including:

•	lost revenue or lost OEM or other channel partners or end customers;

•	increased costs, including warranty expense and costs associated with end customer support as well as development costs to remedy the errors or defects;

•	delays, cancellations, reductions or rescheduling of orders or shipments;

•	product returns or discounts; and

•	damage to our reputation and brand.
In addition, we could face legal claims for breach of contract, product liability, tort or breach of warranty. While many of our contracts with end customers contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld or might not provide adequate protection if we face such legal claims. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us and our business could be adversely impacted.
Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels and recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

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
We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our end customers, suppliers and channel and other partners from damages and costs which may arise from the infringement by our solutions of third-party patents or other intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property infringement claims. A claim that our solutions infringe a third party’s intellectual property rights, even if untrue, could harm our relationships with our end customers and/or channel partners, may deter future end customers from purchasing our solutions and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our solutions, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.
Our defense of intellectual property rights claims brought against us or our end customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our solutions to our end customers and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on acceptable terms or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), and the rules and regulations of the NASDAQ Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the Securities and Exchange Commission ("SEC"), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end customers in the public sector or negatively impact our ability to contract with the public sector.
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
In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice ("DOJ"), and the General Services Administration ("GSA"), have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.
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
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC"), and various state, local and foreign bodies and agencies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personally identifiable information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted a General Data Protection Regulation ("GDPR"), which became effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, provide an enforcement authority, and impose large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 ("U.K. Bribery Act"), and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, prevent our end customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from U.S. government policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.
Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 42%, 44%, 45% and 43% of our total revenue from our international customers based on bill-to-location for fiscal 2016 and fiscal 2017 and the nine months ended April 30, 2017 and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of April 30, 2018, approximately 43% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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
Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including:

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
We expect that our existing cash and cash equivalents, and short-term investments, together with the net proceeds that we received from our initial public offering ("IPO"), and the issuance of the 0% Convertible Senior Notes due 2023 (the "Notes"), will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, need to raise additional funds in the future, and we may not be able to obtain those funds on favorable terms, or at all. If we raise additional equity financing or equity linked financing such as the Notes, our stockholders may experience significant dilution of their ownership interests and the per share value of our Class A common stock could decline. Furthermore, if we engage in further debt financing, the holders of debt would have priority over the holders of our Class A and Class B common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions, any of which could harm our business and operating results. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
Adverse economic conditions or reduced datacenter spending may adversely impact our revenues and profitability.
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on enterprise computing technology. Our business depends on the overall demand for enterprise computing infrastructure and on the economic health and general willingness of our current and prospective end customers to purchase our solutions. Weak economic conditions, or a reduction in enterprise computing spending, would likely adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our solutions.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, to us or our end customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.

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
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax ("BEAT"), Global Intangible Low Taxed Income ("GILTI tax"); and a new minimum tax on certain foreign earnings. We are analyzing the TCJA to determine the full impact of the new tax law. In addition, International organizations such as the Organization for Economic Cooperation and Development ("OECD"), have published Base Erosion and Profit Shifting ("BEPS"), action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow, or financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism.
A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have an adverse impact on our business and operating results. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.

If our networks, computer systems or software solutions are breached or unauthorized access to customer data otherwise occurs, our enterprise and our solutions may be perceived as insecure, we may lose existing end customers or fail to attract new end customers, our reputation may be damaged and we may incur significant liabilities.
We store, transmit and process our end customers’ data. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing end customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems, or those of our end customers, to security breaches and the loss of data. Accordingly, if our cybersecurity systems and measures or those of our contractors, partners and vendors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees, contractors, partners or vendors, our business and prospects could be adversely affected. We could lose or suffer the exposure of sensitive data regarding our business, including intellectual property or other proprietary data, or personally identifiable information of our end customers, employees and business partners; encounter disruptions in our communications systems that impair our ability to conduct our business operations; and experience degradation in our ability to process customer orders or deliver solutions, affecting our distribution channels and delaying our revenue recognition. Likewise, security vulnerabilities could be exploited or introduced into our solutions, thereby damaging the reputation and perceived reliability and security of our products and services and potentially making the data systems of our end customers vulnerable to further data loss and cyber incidents.
In addition, if the security measures of our end customers are compromised, even without any actual compromise of our own systems or of our solutions used by such end customers, we may face negative publicity or reputational harm if our end customers or anyone else incorrectly attributes the blame for such security breaches to us or our solutions. If end customers believe that our solutions do not provide adequate security for the storage of personal or other sensitive or proprietary information or the transmission of such information over the internet, our business will be harmed. End customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information, which may significantly affect our business and operating results.
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
Our ability to provide services and solutions to our end customers depends on our ability to communicate with our end customers through the public Internet and electronic networks that are owned and operated by third parties. In addition, in order to provide customer service and sales on-demand and promptly, our computer equipment and network servers must be functional 24 hours per day, which requires access to telecommunications facilities managed by third parties and the availability of electricity, which we do not control. A severe disruption of one or more of these networks, including as a result of utility or third-party system interruptions, could impair our ability to process information, which could impede our ability to provide services to our end customers, harm our reputation, result in a loss of end customers and adversely affect our business and operating results.

Our estimates of end customer cost savings may not be indicative of the actual benefits that end customers experience in the future.
We have based our estimates of the cost savings that end customers may experience on our internal models, which depend on a variety of assumptions, including publicly-available industry data, our estimates of spending on IT and our industry experience. These assumptions may turn out to be incorrect, may not reflect the specific circumstances faced by an end customer or could change over time due to a variety of factors, including our assumptions regarding the costs of third-party equipment, software licenses, services, support offerings and IT administration may change over time, may not accurately reflect current market trends or may not accurately reflect the actual costs faced by our end customers; the prices of our solutions may change; technological changes could render the need for some equipment obsolete; and competitors may offer more favorable pricing or bundle some components together with other products, reducing the cost of the infrastructures or solutions against which we have made our comparisons. As a result, end customers may not experience these estimated cost savings, and the failure of many of them to do so could harm our brand or our future sales, which could harm our business.
We have expanded and may further expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.
Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. For example, in April 2018 we acquired Minjar, Inc. and Netsil Inc., in August 2016, we acquired Calm.io Pte. Ltd. ("Calm"), and in September 2016, we acquired PernixData, Inc. ("PernixData"). We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), that will require us to perform due diligence, disclose and report whether our solutions contain conflict minerals. The U.S. government has indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act may be revised, repealed or amended, and, in April 2017, the SEC announced that it was suspending enforcement of portions of the conflict minerals regulations enacted under the Dodd-Frank Act following a ruling by the U.S. Court of Appeals for the District of Columbia Circuit. The implementation of these requirements and any changes effected by the U.S. government's implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our appliances. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict-free or if we are unable to alter our appliances, processes or sources of supply to avoid use of such materials.

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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our Class A common stock.
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
The market price of our Class A common stock has fluctuated and may continue to fluctuate substantially. The market price of our Class A common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2018, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
For so long as we remain an "emerging growth company" as defined in the in the Jumpstart Our Business Startups Act ("JOBS Act"), we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not "emerging growth companies," including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company, which we expect will occur as of the end of our current fiscal year. We would cease to be an emerging growth company upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of our IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NASDAQ Global Select Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company" as defined in the JOBS Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a) Unregistered Sales of Equity Securities
See the descriptions in Item 3.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2018.
b) Use of Proceeds from Public Offering of Common Stock
Our initial public offering ("IPO") of Class A common stock was effected through Registration Statements on Form S-1 (File Nos. 333-208711 and 333-213876), which were declared or became effective on September 29, 2016. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, and other periodic reports previously filed with the SEC.
Purchases of Equity Securities by the Issuer
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws	S-1/A	333-208711	3.4	5/27/2016
10.1	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Company and Hudson 1740 Technology, LLC					X
10.2	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Company and Hudson 1740 Technology, LLC					X
10.3	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Company and Hudson Metro Plaza, LLC					X
10.4	Office Lease dated as of April 4, 2018, by and between the Company and Hudson Concourse, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: June 12, 2018	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)