Form 10-K
period 2018-07-31
Nutanix, Inc.
filed 2018-09-24
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2018
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
(408) 216-8360
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Class A common stock, $0.000025 par value per share	Name of each exchange on which registered: NASDAQ Global Select Market

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $3.6 billion, based upon the closing sale price of such stock on the NASDAQ Stock Market. The registrant has no non-voting common equity.
As of August 31, 2018, the registrant had 135,144,663 shares of Class A common stock, $0.000025 par value per share, and 37,744,316 shares of Class B common stock, $0.000025 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2018 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2018.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect" and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•
our future revenue, cost of revenue, and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue, and changes in research and development, sales and marketing and general and administrative expenses;

•	our business plan, our growth strategy and our ability to effectively manage our growth;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the productivity of our sales team;

•	our ability to develop new solutions, product features and technology, such as Nutanix Xi Cloud Services and Nutanix Era, and bring them to market in a timely manner;

•	market acceptance of new technology and recently introduced solutions;

•	the interoperability and availability of our solutions with and on third-party hardware platforms;

•
our plans and objectives for future operations, including plans to continue to invest in our global engineering, research and development, and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our solutions;

•	our ability to attract new end customers, and retain and grow sales from our existing end customers;

•	our ability to maintain and strengthen our relationships with our channel and OEM partners;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our ability to maintain, protect and enhance our intellectual property;

•	our exposure to and ability to guard against cyber attacks;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	anticipated capital expenditures;

•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;

•
our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including recent changes in global tax laws;

•	economic and industry trends, projected growth or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	our plans for and the impact of changes to our business model, including our expectation to shift to a more subscription-based model;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only, and in the mix of the types of appliances we sell; and

•	the sufficiency of cash balances to meet cash needs for at least the next 12 months.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

ii

PART I
ITEM 1. Business
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform that powers many of the world’s business applications and end user services by providing software solutions that digitize traditional silos of enterprise computing. With the advent of cloud as a mainstream consumption paradigm, enterprises are increasingly keen to re-platform existing IT environments with a hybrid cloud architecture that allows business to utilize a private cloud, leverage public cloud where applicable, and distribute this hybrid cloud architecture to the edge where their business engages with devices and users. Our solution allows our customers to virtualize various clouds - private, public, edge - into one seamless cloud enabling enterprises to choose the right cloud for the right application. Our enterprise cloud platform converges compute, virtualization, storage, networking, desktop, governance and security services in one integrated, simple to consume solution delivered through software. Further, our software and software as a service ("SaaS") solutions allow enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance. We underpin the platform with unique web-scale engineering and one-click operational simplicity that powers any scale deployment while giving customers the freedom of choice across various hardware platforms, across various virtualization solutions and across major public cloud providers.
Our Enterprise Cloud Platform
Our enterprise cloud platform is based on powerful distributed systems architecture that converge compute, virtualization, storage, networking and security resources into one integrated solution. Our platform, which includes the software features, products and services described below, melds on-premise, public and edge cloud operating infrastructures.
Core Infrastructure Platform. Acropolis is the foundation of our platform. It starts with hyperconvergence, then adds native virtualization, enterprise storage, virtual networking, and platform services, including application mobility and security, in a single turnkey platform. It is an open platform designed to address all needs for a wide range of workloads that can be run at nearly any scale. Acropolis is comprised of four foundational components:

•
Virtualization: Acropolis supports all major virtualization solutions, but also includes our native built-in Acropolis Hypervisor ("AHV"). AHV is based on widely used open source hypervisor technology, known as Linux KVM, and includes enterprise-grade security, self-healing capabilities and robust virtual machine ("VM"), management. AHV is completely managed via Nutanix Prism to streamline the provisioning, placing and managing of VMs.

•
Enterprise Storage Capabilities: Building on a distributed data fabric, Acropolis enables robust enterprise storage services across multiple storage protocols and hypervisors. Enterprise storage capabilities include performance acceleration capabilities, such as caching, data tiering and data locality, and storage optimization, such as deduplication, compression and erasure coding, along with data protection and disaster recovery features. Acropolis also includes Nutanix Buckets, which provides built-in support for container-based applications controlled via Kubernetes and Docker.

•
Platform Services: Acropolis delivers a comprehensive set of platform services that enables IT organizations to consolidate nearly all of their workloads on the Nutanix platform and manage them centrally. These services include Nutanix Volume, a native scale-out block storage solution that enables enterprise applications running on external servers to leverage the Nutanix data fabric, and Acropolis File Services, now named Nutanix Files, a native file storage solution for unstructured data that allows our customers to easily scale their file-based storage for all applications and users.

•
Networking Services: Nutanix Flow, which is supported by AHV, provides application-centric network and policy management and allows users to deploy microsegmentation to secure individual applications or groups of applications, without any changes to the existing network.

Management. Prism is our end-to-end consumer-grade management plane providing management and analytics across our software products and services. It delivers integrated virtualization and infrastructure management, robust operational analytics, self-service capabilities and one-click administration. Prism allows routine IT operations that are typically manual and cumbersome to be fully automated or completed with just one click, including capacity planning, provisioning of new applications and resources, troubleshooting and software upgrades. With innovative built-in machine intelligence technology, Prism provides capacity runway projections and capacity optimization recommendations to ensure just the right amount of resources are provisioned to support the applications running on the platform. Users can then precisely track infrastructure utilization across a distributed environment and add or remove nodes to any cluster in minutes. Prism enables efficient management of enterprise-wide deployments by serving as a central administration point to manage multiple clusters and hypervisors within a datacenter or across multiple sites. Prism is also built using a distributed, scale-out architecture, and software updates and patches can be executed non-disruptively without requiring the cluster to be brought offline. Prism also offers a self-service portal that enables developers and line-of-business owners to provision services, as well as a broad set of APIs for integration with third-party products.
Automation and Orchestration. Nutanix Calm adds native application orchestration, automation, and lifecycle management to our enterprise cloud platform. Nutanix Calm fully automates the provisioning, scaling and deletion of applications using pre-integrated blueprints that simplifies management of applications in both private and public clouds. IT teams can customize and publish blueprints for internal consumption across groups within their company, allowing for streamlining and sharing of operational expertise. The Nutanix Marketplace also allows application developers to publish blueprints for consumption by end users so new applications can quickly be introduced.
Cloud and Platform Services. We are extending our platform to provide new products and services that further extend our hybrid cloud vision across the entire software stack. Beam is our multi-cloud optimization service that gives organizations deep visibility into, and analytics on, their cloud consumption patterns, along with one-click cost optimization across cloud environments. Frame, a new offering we recently acquired, provides our customers with a desktop-as-a-service offering that combines the consumer-grade simplicity and web-scale design of cloud applications with the functionality of traditional virtual desktop applications.
We also continue to develop additional products and services, including Nutanix Xi Cloud Services and Nutanix Era. Nutanix Xi Cloud Services will allow IT leaders to leverage Nutanix software as a native cloud-delivered service, initially for disaster recovery through Nutanix Leap, and is expected to be available in late calendar year 2018. Nutanix Era automates database provisioning and lifecycle management and will initially provide copy data management services allowing customers to provision, clone, refresh and restore copies of production data. Nutanix Era is also expected to be available in late calendar year 2018.
Delivery of Our Solutions
Customers have the choice to buy our enterprise cloud software and deploy the software on a variety of qualified hardware platforms or to purchase the software pre-installed onto hardware through one of our original equipment manufacturer ("OEM") partners or other channel partners, including on the Nutanix-branded NX hardware line. Our OEM partners, Dell Technologies ("Dell"), Lenovo Group Ltd. ("Lenovo"), International Business Machines Corporation ("IBM") and Fujitsu Technology Solutions GmbH ("Fujitsu"), license our software and package it with their hardware into the Dell XC Series, Lenovo Converged HX Series, IBM CS Series and Fujitsu XF Series appliances, respectively. Super Micro Computer, Inc. ("Super Micro") and Flextronics Systems Limited ("Flextronics") license our software and package it with our Nutanix-branded NX appliances. Our OEM partners offer these appliances in a range of configurations and also sell associated support offerings, which we jointly support.
We also deliver certain of our cloud and platform solutions, such as Beam and Frame, and are continuing to develop additional cloud services, such as Nutanix Xi Cloud Services and Nutanix Era, all of which are intended to be delivered as a hosted service which can be purchased on a subscription basis.

Our Support Programs
We have a customer support organization that offers varying levels of support to our customers based on their needs. All support customers receive round-the-clock support service from our global support centers which are staffed by our employees, as well as software entitlements to receive upgrades and enhancements on a when-and-if-available basis. We also offer premium support programs through our technical account managers and designated support engineers.
Professional Services: We provide consulting and implementation services to customers through our professional services team. We typically provide these services at the time of initial installation to help the customer with configuration and implementation.
Our End Customers
Our solution addresses a broad range of workloads, including "tier-one" enterprise applications, databases, virtual desktop infrastructure ("VDI"), unified communications and big data analytics. As a result, we have end customers across a broad range of industries, including automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications, some of whom are service providers who utilize our platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 10,600 end customers as of July 31, 2018, including many Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period indicated. Our end customer count does not include partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries.
Our platform is primarily sold through channel partners, including distributors and resellers, thus the distributor is typically considered the direct purchaser in a transaction. Carahsoft Technology Corp., a distributor to our end customers, represented 14%, 9% and 10% of our total revenue for fiscal 2016, 2017 and 2018, respectively. Promark Technology Inc., another distributor to our end customers, represented 18%, 19% and 20% of our total revenue for fiscal 2016, 2017 and 2018, respectively.
Growth Strategy
Key elements of our growth strategy include:

•
Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full platform that is designed to support a wide variety of workloads. We intend to continue to invest heavily in developing our enterprise platform with new features, services and products to expand our market opportunity.

•
Invest to acquire new end customers. We completed our first end customer sale in October 2011 and have since grown to over 10,600 end customers. We intend to grow our base of end customers by increasing our investment in sales and marketing, leveraging our network of channel partners and OEMs, furthering our international expansion and extending our enterprise cloud platform to address new customer segments. One area of continued focus is expanding our position within the Global 2000.

•
Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific workload. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive purchases of additional appliances and higher tier software editions. This land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.

•
Deepen engagement with current channel and OEM partners and establish additional routes to market to enhance sales leverage. We have established meaningful channel partnerships globally and have driven strong engagement and initial commercial success with several major resellers and distributors. We believe that our OEM relationships can augment our routes to market to accelerate our growth and that there is a significant opportunity to grow our sales with our channel partners and OEMs. We intend to attract and engage new channel and OEM partners around the globe. while also selling our standalone software on qualified servers to maximize the availability of our solution for our customers.

•
Invest in rapid growth while remaining focused on our overall financial health. We intend to continue investing in our rapid growth, while balancing such growth against our operating cash flow. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.

Sales and Marketing
Sales. We primarily engage our end customers through our global sales force who directly interact with key IT decision makers while also providing sales development, opportunity qualification and support to our channel partners. We have established relationships with our channel partners, who represent many of the key resellers and distributors of datacenter infrastructure software and systems in each of the geographic regions where we operate. We also engage our end customers through our OEM partners, which license our software and package it with their hardware, and sell through their direct sales forces and channel partners.
Technology Alliances. We have developed relationships with a number of leading technology companies that help us deliver world-class solutions to our customers. Through our Elevate Technology Alliance Partner Program, our developer, application, hardware and infrastructure partners get access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. Our channel partners have joined our integrated partner program, the Nutanix Partner Network, which provides market development funds, preferred pricing through deal registration, sales enablement and product training, innovative marketing campaigns and dedicated account support. We also coordinate with our OEM partners on joint marketing activities. We supplement our sales efforts with our marketing program that includes print and online advertising, corporate and third-party events, demand generation activities, social media promotions, media and analyst relations, and community programs. For example, in May 2018 we hosted our fourth annual .NEXT Conference, where almost 5,000 attendees came to learn about our current and future products and solutions. We also establish deep integration with our ecosystem of third-party technology partners and engage in joint marketing activities with them.
Research and Development
Our research and development efforts are focused primarily on improving current technology, developing new technologies in current and adjacent markets and supporting existing end customer deployments. Our research and development teams primarily consist of distributed systems software and user interface engineers. Most of our research and development team is based in San Jose, California. We also maintain research and development centers in Bangalore, India, Durham, North Carolina, Seattle, Washington and Belgrade, Serbia. We plan to dedicate significant resources to our continued research and development efforts.
Research and development expense was $116.4 million, $288.6 million and $313.8 million for fiscal 2016, 2017 and 2018, respectively.
Manufacturing
We outsource the assembly of our branded NX product line to two contract manufacturers, Super Micro, and Flextronics. Super Micro and Flextronics assemble and test our NX products and they generally procure the components used in the NX product line directly from third-party suppliers. Our agreement with Super Micro expires in May 2019, and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.
Backlog
We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.

Competition
We operate in the competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems, and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers, such as Red Hat, Inc. and VMware, Inc. ("VMware"), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise clouds;

•
traditional IT systems vendors, such as Cisco Systems, Inc. ("Cisco"), Dell, Hewlett Packard Enterprise Company ("HPE"), Hitachi Data Systems ("Hitachi"), IBM, and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors, such as Dell, Hitachi, and NetApp, Inc. ("NetApp"), which typically sell centralized storage products; and

•	providers of public cloud infrastructure and services, such as Amazon.com, Inc., Google Inc., and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, Dell, HPE, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp has released a solution aimed at the hyperconverged market. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which were emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.
We believe the principal competitive factors in our market include:

•	product features and capabilities;

•	system scalability, performance and resiliency;

•	management and operations, including provisioning, analytics, automation and upgrades;

•	total cost of ownership over the lifetime of the technology;

•	product interoperability with third-party applications, infrastructure software, infrastructure systems and public clouds;

•	application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and

•	complete customer experience, including usability, support and professional services.
We believe we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2018, we had 66 United States patents that have been issued or allowed and 297 patent applications pending in the United States. Our issued patents expire between 2031 and 2037. We also leverage open source software in some of our products.

See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.
Facilities
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through April 2024, we currently lease approximately 326,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Employees
We had approximately 4,000 employees worldwide as of July 31, 2018. None of our employees in the United States is represented by a labor organization or is a party to any collective bargaining arrangement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.
Information about Segment and Geographic Areas
The segment and geographic information required herein is contained in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Corporate Information
We were incorporated in Delaware in September 2009 as Nutanix, Inc. Our principal executive offices are located at 1740 Technology Drive, Suite 150, San Jose, California 95110, and our telephone number is (408) 216-8360. We have operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. Our website address is www.nutanix.com. Information contained on or accessible through our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.
Available Information
Our website is located at www.nutanix.com and our investor relations website is located at ir.nutanix.com. This Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the investor relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). We also provide a link to the section of the SEC’s website at www.sec.gov that has or will have all of our public filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership-related filings. We use our investor relations website as a channel of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline and you could lose part or all of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $108.2 million, $379.6 million and $297.2 million for fiscal 2016, fiscal 2017 and fiscal 2018, respectively. As of July 31, 2018, we had an accumulated deficit of $1,028.1 million. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
The markets in which we compete are rapidly evolving, which make it difficult to forecast end customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we develop new solutions designed to address new market demands, such as Nutanix Xi Cloud Services, sales of our solutions will in part be dependent on capturing new spending in these markets, including hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.
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
Our relationships with our original equipment manufacturer ("OEM") partners continue to shift as industry dynamics change, and our OEM partners may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies ("Dell") is not just an OEM partner, but also a competitor of ours, and accounted for 13%, 11% and 8% of our total billings in fiscal 2016, fiscal 2017 and fiscal 2018, respectively. In September 2016, EMC Corporation ("EMC"), was acquired by Dell. As a result of the acquisition, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. Also, Dell holds a majority of outstanding voting power in VMware Inc. ("VMware") and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.

Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606"), which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEM partners will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 11%, 10% and 9% of our total revenue in fiscal 2016, fiscal 2017 and fiscal 2018, respectively.
Our financial performance, including revenue growth, in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods, with total revenue of $503.4 million, $845.9 million, and $1,155.5 million for fiscal 2016, fiscal 2017 and fiscal 2018, respectively. While we have recently experienced significant revenue growth, you should not consider such revenue growth as indicative of our future performance and we may not achieve similar revenue growth in future periods.
In addition, we are in the process of transitioning our business to focus on more software-only transactions and expect to transition toward a subscription-based model in the longer term. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. As we transition to more software-only transactions, we anticipate that, unless we can replace the hardware revenue with additional software sales, our revenue growth will slow during the transition period, our gross margins may fluctuate and our operating results may be adversely impacted.
Further, as we transition more of our business toward a subscription-based model, our revenue may be impacted in the short term. The revenue associated with certain subscription purchases, such as with Nutanix Xi Cloud Services, will be recognized over the term of the subscription resulting in less upfront revenue as compared to our historical software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. This may also make it difficult to rapidly increase our revenue in any period through additional sales.
Our success also depends heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transition may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.
We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to rapidly grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near term.
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures related to expanding our research and development efforts, sales and market efforts, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline.
The enterprise IT market is rapidly changing and expanding, and we expect competition to continue to intensify in the future from both established competitors and new market entrants.
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems, and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers, such as Red Hat, Inc. and VMware, that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise clouds;

•
traditional IT systems vendors, such as Cisco Systems, Inc. ("Cisco"), Dell, Hewlett Packard Enterprise Company ("HPE"), Hitachi Data Systems Corporation ("Hitachi"), International Business Machines Corporation ("IBM"), and Lenovo Group Ltd., that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors, such as Dell, Hitachi and NetApp, Inc. ("NetApp"), which typically sell centralized storage products; and

•	providers of public cloud infrastructure, such as Amazon.com, Inc. ("Amazon"), Google Inc. and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware, and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently released its first hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which were emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. VMWare and Amazon also announced a partnership to offer a joint solution that may directly compete with our products. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to partner with us as an OEM or otherwise.

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
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we are in the process of transitioning our business to focus on more software-only transactions in the near term, and shift to a software as a service and software as a subscription model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for web-scale architectures caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.
Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. For example, improvements in hybrid cloud technologies, such as improvements in orchestration and automation tools, could emerge as a preferred alternative to our solutions, especially if they are introduced to the market before ours are. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premise infrastructure deployments that our platform currently supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including continued or accelerated decreases in the price of public cloud offerings and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.

If other IT vendors do not cooperate with us to ensure that our solutions interoperate with their products, including by providing us with early access to their new products or information about their new products, our product development efforts may be delayed or impaired, which could adversely affect our business, operating results and prospects.
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
If we fail to successfully execute on our planned transition to selling more cloud services which will be sold on a subscription-basis, our results of operations could be adversely affected.
We are beginning to transition portions of our business from on-premise products generating revenue through software licenses based on the life of the device, to selling our products and services as cloud-based offerings on a subscription business model. This shift requires a considerable investment of technical, financial, legal and sales resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We also intend to make investments in the supporting infrastructure for such cloud-based offerings and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications.
We believe a subscription-based revenue model has certain advantages over our current business model, including better predictability of revenue; however, it also presents a number of risks to us including the following:

•	arrangements entered into on a subscription basis generally delay when we can recognize revenue and can require up-front costs, which may be significant;

•
since revenue is recognized over the term of the customer agreement, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to rapidly increase our revenue through additional subscription sales in any one period;

•
subscription-based revenue arrangements are under short-term agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their subscription at any time, even if our customers are satisfied with our subscription products;

•
customers in a subscription arrangement may elect not to renew their contract upon expiration, or they may attempt to renegotiate pricing or other contractual terms at the point of, or prior to, renewal on terms that are less favorable to us;

•	investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations; and

•	there is no assurance that the solutions we offer on a subscription basis, including new revenue models or new products that we may introduce, will receive broad marketplace acceptance.
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
Our growth strategy is dependent in large part upon increasing sales of our solutions to new and existing large enterprises, service providers and government entities, particularly when such sales result in large orders for our solutions. Sales to these end customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller end customers, which can act as a disincentive to our sales team to pursue these larger end customers. These risks include:

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
Our growth depends on our existing end customers making additional purchases of software licenses and software upgrades and renewing and upgrading their support and entitlement agreements, and the failure of our end customers to do so could harm our business and operating results.
Our future success depends in part on purchases by our existing end customers of additional software licenses and appliances as well as renewals and upgrades to their support and entitlement agreements. If our end customers do not purchase additional software licenses or appliances or software upgrades, or renew or upgrade their support and entitlement agreements, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing support and entitlement agreements or purchasing additional appliances. End customers may choose not to renew their support and entitlement agreements or purchase additional appliances because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions, or renew or upgrade their support and entitlement agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.
We rely on our key personnel, and our Chief Executive Officer in particular, to grow our business, and the loss of one or more such key employees or the inability to attract and retain qualified personnel could harm our business.
Our success and future growth depends to a significant degree on the skills and continued services of our executive officers and key personnel. In particular, we are highly dependent on the services of Dheeraj Pandey, our Chief Executive Officer and Chairman, who is critical to the development of our technology, future vision and strategic direction. We do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of Mr. Pandey or any of our key employees or executive officers could disrupt our business and negatively impact our operating results, prospects and future growth. Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we are headquartered. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

If we do not effectively expand and train our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. In addition, as we transition our business to focus on software-only transactions and more cloud-based services on a subscription basis, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity. If our new sales employees do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only and subscription-based sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.
If we do not effectively structure our sales force to focus on the end customers that will primarily drive our growth strategy, our business will be adversely affected.
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals and continue to further refine this segmentation as our business changes. This process, which we anticipate will continue for the foreseeable future, has involved hiring new, and promoting existing members of our sales team into, global account manager roles that will focus exclusively on large sales to major accounts. We anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to implement, further impacting productivity. In addition, as our organization focuses more heavily on major accounts and large deals, the productivity of our traditional sales teams may be impacted. For example, we experienced what we believe was a short-term decrease in sales productivity of our North American sales teams, as well as a reduction in the number of large deals executed during the quarter ended January 31, 2017, due to the continued segmentation of our sales teams. Additionally, we are in the process of transitioning our business to focus primarily on software-only transactions, and we are adjusting our sales strategy and approach away from appliance sales. These potential fluctuations in sales productivity make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement our news sales structure in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels could adversely affect our business, operating results and cash flows.
We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEM partners, value added resellers and system integrators. Our OEM partners in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end customers represented 9% and 19%, respectively, of our total revenue for the fiscal year ended July 31, 2017, and represented 10% and 20%, respectively, of our total revenue for the fiscal year ended July 31, 2018. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
Recruiting and retaining qualified channel partners and training them in the use of our technologies require significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our growth strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Also, in certain international markets, we are in the process of transitioning our distribution model from contracting directly with hundreds of individual resellers to contracting with a smaller number of larger global distributors. Although we believe that this transition will make our sales channels more efficient and broader reaching in the long term in these markets, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process to our new partners may negatively affect our relationship with our existing end customers and channel partners and may cause us to lose prospective end customers or additional business from existing end customers. Upon completion of the transition to the new sales model, we will be more reliant on fewer channel partners, which may reduce our contact with our end customers making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing end customer requirements, estimate end customer demand, respond to evolving end customer needs and obtain subscription renewals from end customers.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;

•	our ability to attract new and retain existing end customers;

•	disruptions in our sales channels or termination of our relationship with important channel partners and OEMs;

•	the timing of revenue recognition for our sales, the impact of which is heightened by our shift toward software-only sales and shift to a subscription-based model;

•	reductions in end customers’ budgets for information technology purchases;

•	delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of ASC 606. For example, for the majority of fiscal 2017 and fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, which caused a negative impact on our gross margin. While the pricing of DRAM and NAND components has begun to decrease and we expect there to be less impact to our gross margins going forward as our solutions are increasingly being sold on a software-only basis, the pricing of components may continue to impact our gross margins. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
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
We rely substantially on Super Micro Computer, Inc. ("Super Micro") and Flextronics Systems Limited ("Flextronics") to assemble and test the Nutanix-branded NX series appliances. Our reliance on these contract manufacturers reduces our control over the manufacturing process and exposes us to risks, including reduced control over quality assurance, product costs and product supply and timing. Furthermore, our orders represent a relatively small percentage of the overall orders received by our third-party manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these contract manufacturers effectively, inaccurately forecast our component requirements, or if either of them experience delays or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our requirements for timely delivery, or we are unable to shift operations from one contract manufacturer to the other, our ability to ship high-quality solutions to our end customers on time could be severely impaired, we could incur substantial costs, such as costs relating to the expedited procurement of components or other associated inventory costs, and our business and operating results, competitive position and reputation could be harmed.

Our agreement with Super Micro automatically renews in May 2019 for successive one-year periods thereafter, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture our solutions. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. The agreement does not contain any minimum long-term commitment to manufacture our solutions and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change contract manufacturers, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions. For example, while we have already transitioned some of our manufacturing operations to Flextronics, we may encounter unexpected issues as we scale our operations with them. Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other contract manufacturers to provide us with adequate supplies of high-quality products could cause a delay in our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2018, we had approximately $23.1 million in the form of guarantees to our contract manufacturers related to certain components.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key components of our hardware appliances, and any disruption in the availability or quality of these components could delay shipments of our appliances and damage our channel partner or end customer relationships.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series appliances. These components are generally purchased on a purchase order basis through Super Micro or Flextronics and we do not have long-term supply contracts with our suppliers. Our reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in our appliances to ensure that they meet certain quality and performance specifications. If our supply of certain components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable to us, and we may be required to modify our solutions to interoperate with the replacement components. Any of these developments could extend our lead times, increase the costs of our components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.
We generally maintain minimal inventory for repairs and a number of evaluation and demonstration units, and generally acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry, component availability constraints, or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end customer relationships.

If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired and our competitive position, reputation, and operating results could be adversely affected. For example, for the majority of fiscal 2017 and fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.
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
We rely upon third parties for the warehousing and delivery of appliances and replacement parts for support, and we therefore have less control over these functions than we otherwise would.
We outsource the warehousing and delivery of appliances to a third-party logistics provider for worldwide fulfillment. In addition, some of our support offerings commit us to replace defective parts in our appliances as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic worldwide locations. As a result of relying on third parties, we have reduced control over shipping and logistics transactions and costs, quality control, security and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions and unanticipated costs as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have appliances or replacement products shipped in a timely manner, end customers may cancel their contracts with us, we may suffer reputational harm and our business, operating results and prospects may be adversely affected.
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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEM partners regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including:

•	lost revenue or lost OEM or other channel partners or end customers;

•	increased costs, including warranty expense and costs associated with end customer support, as well as development costs to remedy the errors or defects;

•	delays, cancellations, reductions or rescheduling of orders or shipments;

•	product returns or discounts; and

•	damage to our reputation and brand.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we will continue to expend significant resources and undertake various actions, including incurring accounting-related costs and implementing new internal controls and procedures, and providing significant management oversight. In addition, our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, or an adverse report from our independent auditors, could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ Stock Market.
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
In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition and prospects. As an example, the U.S. Department of Justice ("DOJ") and the General Services Administration ("GSA") have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition and prospects.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including noncompliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.
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
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC") and various state, local and foreign bodies and agencies.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States, with regulations such as the recently adopted a General Data Protection Regulation ("GDPR"), which became effective in May 2018, that superseded prior EU data protection legislation, impose more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Additionally, as a result of current and proposed data protection and privacy laws aimed at using personal data for marketing purposes, including the proposed ePrivacy Regulation to replace the ePrivacy Directive, we face an increased difficulty in marketing to current and potential customers, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in particular countries. As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations, and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Future laws, regulations, standards and other obligations, including the enforcement of the GDPR in courts, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm, as well as other negative consequences, including government investigations and penalties. We presently incorporate export control compliance requirements into our channel partner agreements; however, no assurance can be given that our channel partners will be able to comply with such requirements.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 37%, 42% and 44% of our total revenue from our international customers based on bill-to-location for fiscal 2016, 2017 and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2018, approximately 44% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world;

•
potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, which has been critical of existing and proposed trade agreements, such as the newly imposed tariffs for Chinese imports to the U.S.;

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

•	requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;

•	increased expenses incurred in establishing and maintaining corporate entities, office space, and equipment for our international operations;

•	difficulties in managing and staffing international offices and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	greater difficulty in identifying, attracting and retaining local experienced personnel, and the costs and expenses associated with such activities;

•	the challenge of managing a development team in geographically disparate locations;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	differing employment practices and labor relations issues;

•	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and

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
Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including:

•
If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could increase and our product release and upgrade schedules could be delayed.

•
Open source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for, and putting price pressure on, our solutions.

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
Adverse economic conditions or reduced IT spending may adversely impact our revenues and profitability.
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
Sales to our non-U.S. customers are taxed at a lower rate, which is contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these lower tax rates.
Changes in global tax laws could increase our worldwide tax rate and could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, Global Intangible Low Taxed Income; and a new minimum tax on certain foreign earnings. We are analyzing the TCJA to determine the full impact of the new tax law. In addition, international organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting, action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism.
A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have an adverse impact on our business and operating results. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.
If we are the victim of a cyber attack and our networks, computer systems or software solutions are breached or unauthorized access to customer data otherwise occurs, our business operations may be interrupted, our reputation may be damaged and we may incur significant liabilities.
Cyber attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive customer information have occurred at a number of large companies in recent years. As we transition to offering more cloud-based solutions, such as Xi Cloud Services, we may increasingly be the target of cyber threats. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently, and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing end customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. For example, in August 2018 we acquired Mainframe2, Inc. ("Frame"), in March 2018 we acquired Minjar, Inc. and Netsil Inc., in August 2016, we acquired Calm.io Pte. Ltd. and in September 2016, we acquired PernixData, Inc. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
These kinds of acquisitions or investments may result in unforeseen expenditures and operating and integration difficulties, especially if the acquisitions or investments are more complex in structure and scope, including due to the geographic location of the acquired company. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of companies that we may acquire, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition and prospects.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our solutions.
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") that will require us to perform due diligence and disclose and report whether our solutions contain conflict minerals. Although the SEC has recently provided guidance with respect to a portion of the conflict mineral filing requirements that may somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, and the requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.
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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for the purpose of accounting for the debt component of the Notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our Class A common stock.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share, except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.
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

•
changes in financial estimates by any analysts who follow our company, including as a result of our plan to transition our business to focus on more software-only transactions and our announced plan to transition toward a subscription-based model, or our failure to meet these estimates or the expectations of investors;

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2018, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
We are subject to the reporting and corporate governance requirements of the Exchange Act, the listing requirements of the NASDAQ Stock Market and other applicable securities rules and regulations, including the Sarbanes-Oxley Act and the Dodd-Frank Act. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an "emerging growth company," as defined in the Jumpstart Our Business Startups Act. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, results of operations and prospects. Although we have already hired additional employees to help comply with these requirements, we may need to further expand our legal and finance departments in the future, which will increase our costs and expenses.

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
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to focus our business on more software-only transactions in the short term and a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
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

Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through April 2024, we currently lease approximately 326,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Item 3. Legal Proceedings
We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock began trading publicly on the NASDAQ Stock Market under the ticker symbol "NTNX" on September 30, 2016. Prior to that time, there was no public market for our Class A common stock. The following table sets forth, for the periods indicated, the high and low sale prices of our Class A common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2017		Fiscal 2018
Fiscal Quarter:	High	Low	High	Low
First quarter	$44.46	$24.50	$28.50	$20.70
Second quarter	$34.69	$23.37	$38.41	$27.33
Third quarter	$33.10	$15.19	$55.51	$30.34
Fourth quarter	$24.41	$14.46	$63.71	$48.88
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of July 31, 2018, there were 137 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of July 31, 2018, there were approximately 66 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board of Directors may deem relevant.
Sale of Unregistered Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
Our IPO of Class A common stock was effected through Registration Statements on Form S-1 (File Nos. 333-208711 and 333-213876), which were declared or became effective on September 29, 2016. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission ("SEC"), pursuant to Rule 424(b) of the Securities Act of 1933, as amended ("Securities Act"), and other periodic reports previously filed with the SEC.
Purchases of Equity Securities by the Issuer
None.
Stock Performance Graph
The following graph shows a comparison from September 30, 2016 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) through July 31, 2018 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on September 30, 2016 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Quarter Ended
	September 30, 2016	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
Nutanix, Inc.	$100	$66.22	$81.81	$41.05	$57.42	$77.03	$86.76	$136.73	$132.14
NASDAQ Composite Index	$100	$97.62	$105.47	$114.05	$120.18	$127.29	$140.48	$134.22	$145.70
NASDAQ Computer Index	$100	$100.13	$106.47	$118.27	$126.08	$141.97	$152.77	$146.25	$161.12
The information on the above graph shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and shall not be incorporated by reference into any registration statement or other document filed by us with the SEC, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language in such filing, except as shall be expressly set forth by specific reference in such filing.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2018.

Item 6. Selected Consolidated Financial and Other Data
The selected consolidated statement of operations data for fiscal 2016, 2017, and 2018 and the consolidated balance sheet data as of July 31, 2017 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2015 and fiscal 2014 and the consolidated balance sheet data as of July 31, 2014, 2015, and 2016 were derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.
For the fiscal years ended July 31, 2016 and 2017, we have recast certain of the following financial data as a result of our adoption of Accounting Standard Update 2014-09, Revenue from Contracts with Customers ("ASC 606") in the first quarter of fiscal 2018, as indicated by the "as adjusted" note. Financial data for the fiscal years ended July 31, 2014 and 2015 has not been adjusted to reflect the adoption of ASC 606. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding our adoption of ASC 606.

	Fiscal Year Ended July 31,
	2014	2015	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$113,562	$200,833	$413,910	$673,297	$887,989
Support, entitlements and other services	13,565	40,599	89,500	172,606	267,468
Total revenue	127,127	241,432	503,410	845,903	1,155,457
Cost of revenue:
Product (1)(2)	52,417	80,900	133,541	249,393	276,127
Support, entitlements and other services (1)	8,495	20,059	37,246	77,938	109,903
Total cost of revenue	60,912	100,959	170,787	327,331	386,030
Gross profit	66,215	140,473	332,623	518,572	769,427
Operating expenses:
Sales and marketing (1)(2)	93,001	161,829	286,584	501,021	649,657
Research and development (1)	38,037	73,510	116,400	288,619	313,777
General and administrative (1)	13,496	23,899	34,265	77,341	86,401
Total operating expenses	144,534	259,238	437,249	866,981	1,049,835
Loss from operations	(78,319)	(118,765)	(104,626)	(348,409)	(280,408)
Other expense, net	(5,076)	(5,818)	(1,290)	(26,377)	(9,306)
Loss before provision for income taxes	(83,395)	(124,583)	(105,916)	(374,786)	(289,714)
Provision for income taxes	608	1,544	2,317	4,852	7,447
Net loss	$(84,003)	$(126,127)	$(108,233)	$(379,638)	$(297,161)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.30)	$(3.11)	$(2.46)	$(2.96)	$(1.81)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	36,520,107	40,509,481	43,970,381	128,295,563	164,091,302

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2014	2015	2016	2017	2018
	(in thousands)
Cost of revenue:
Product	$124	$363	$391	$3,066	$2,580
Support, entitlements and other services	194	718	968	10,411	8,945
Total cost of revenue	318	1,081	1,359	13,477	11,525
Sales and marketing	2,150	6,474	8,006	78,117	65,060
Research and development	2,243	5,411	6,259	109,044	74,389
General and administrative	1,149	4,174	4,432	30,853	26,894
Total stock-based compensation expense	$5,860	$17,140	$20,056	$231,491	$177,868
During the three months ended October 31, 2016, we recorded approximately $83.0 million of stock-based compensation expense related to performance stock awards, as we determined that the performance conditions (certain liquidity events, including our IPO, and the achievement of specified performance targets) were probable of achievement.

(2)	Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2014	2015	2016	2017	2018
	(in thousands)
Product cost of revenue	$—	$—	$—	$1,314	$5,641
Sales and marketing	—	—	—	915	914
Total amortization of intangible assets	$—	$—	$—	$2,229	$6,555

	As of July 31,
	2014	2015	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$57,485	$150,539	$185,200	$349,053	$934,303
Total assets	$118,964	$249,831	$411,715	$738,212	$1,599,880
Deferred revenue (current and non-current portion)	$36,477	$103,598	$218,481	$369,056	$631,207
Long-term debt	$—	$—	$73,260	$—	$429,598
Preferred stock warrant liability	$5,507	$11,683	$9,679	$—	$—
Convertible preferred stock	$172,075	$310,379	$310,379	$—	$—
Total stockholders’ (deficit) equity	$(130,775)	$(234,734)	$(285,827)	$217,063	$326,779

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K.
Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform that powers many of the world’s business applications and end user services by providing software solutions that digitize traditional silos of enterprise computing. Our solution allows our customers to virtualize various clouds - private, public, edge - into one seamless cloud enabling enterprises to choose the right cloud for the right application. Our enterprise cloud platform converges compute, virtualization, storage, networking, desktop, governance and security services in one integrated, simple to consume solution delivered through software. Further, our software and software as a service ("SaaS") solutions allow enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance. We underpin the platform with unique web-scale engineering and one-click operational simplicity that powers any scale deployment while giving customers the freedom of choice across various hardware platforms, across various virtualization solutions and across major public cloud providers.
Our enterprise cloud platform can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. For the fiscal year ended July 31, 2018, the weighted average term for such software licenses was approximately 3.5 years. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our original equipment manufacturer ("OEM") partners or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support.
Product revenue is generated primarily from the sales of our solution and is generally recognized upon transfer of control to the customer. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts and is recognized ratably over the term of those support contracts. Sales of our solution on appliances purchased from Nutanix have comprised the bulk of our historical product revenue; however, starting in the first quarter of fiscal 2018, more of our customers began buying appliances directly from our OEMs, or in some cases, purchasing separately sold term license subscriptions. We expect both of these trends to continue.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 10,600 end customers as of July 31, 2018, including over 700 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from over 7,000 as of July 31, 2017 to over 10,600 as of July 31, 2018. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. The majority of our sales and marketing investment is used to educate our end customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure ("VDI"), unified communications, and big data analytics and we have recently announced the capability to support both virtualized and non-virtualized applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.
We continue to invest heavily in the growth of our business, including the development of our solutions and build-out of our global sales force. The number of our full-time employees increased from approximately 2,800 as of July 31, 2017 to approximately 4,000 as of July 31, 2018. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina, Seattle, Washington and Belgrade, Serbia. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $503.4 million, $845.9 million and $1,155.5 million for fiscal 2016, 2017 and 2018, respectively, representing increases of 68.0% and 36.6% in fiscal 2017 and fiscal 2018, as compared to the prior year periods. Our net losses were $108.2 million, $379.6 million and $297.2 million for fiscal 2016, 2017 and 2018, respectively. Net cash provided by operating activities was $3.6 million, $13.8 million and $92.6 million for fiscal 2016, 2017 and 2018, respectively. Free cash flow, which is calculated as net cash provided by (used in) operating activities less purchases of property and equipment, was an outflow of $38.7 million and $36.4 million for fiscal 2016 and fiscal 2017, respectively, and an inflow of $30.2 million for fiscal 2018. As of July 31, 2018, we had an accumulated deficit of $1,028.1 million.
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023 (the "Notes"). The total net proceeds from this offering, after deducting the initial purchasers' discount of approximately $10.8 million, were approximately $564.2 million. Approximately $55.2 million of the proceeds were used to purchase a convertible note hedge, partially offset by the proceeds from the sale of warrants to purchase additional stock at a higher price. We incurred approximately $0.7 million of other issuance costs. The remaining proceeds from the Notes will be used for general corporate purposes, including working capital requirements, capital expenditures and potential acquisitions. For additional information, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
New Accounting Standards
We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), the new accounting standard related to revenue recognition, effective August 1, 2017. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of adjustments.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands, except percentages)
Total revenue	$503,410	$845,903	$1,155,457
Year-over-year percentage increase	(1)	68.0%	36.6%
Billings	$637,795	$990,467	$1,417,484
Gross profit	$332,623	$518,572	$769,427
Gross margin	66.1%	61.3%	66.6%
Adjusted gross profit	$333,982	$533,363	$786,593
Adjusted gross margin	66.3%	63.1%	68.1%
Total deferred revenue	$218,481	$369,056	$631,207
Net cash provided by operating activities	$3,636	$13,822	$92,555
Free cash flow	$(38,658)	$(36,359)	$30,183
Non-GAAP operating expenses	$418,552	$645,456	$883,244
Total end customers	3,770	7,050	10,610

(1)	Fiscal 2016 growth rate is not shown, as only fiscal 2016 and fiscal 2017 financial data was recast under ASC 606.
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

•	are used by management and the Board of Directors to understand and evaluate our performance and trends, as well as to provide a useful measure for period-to-period comparisons of our core business;

•	are widely used as a measure of financial performance to understand and evaluate companies in our industry; and

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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses have limitations as analytical tools, and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses are not substitutes for total revenue, gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP measures as follows:
Billings — We calculate billings by adding the change in deferred revenue, net of acquisitions, between the start and end of the period to total revenue recognized in the same period.
Adjusted gross profit and adjusted gross margin — We calculate adjusted gross margin as adjusted gross profit divided by total revenue. We define adjusted gross profit as gross profit adjusted to exclude stock-based compensation expense and the amortization of acquired intangible assets. Our presentation of adjusted gross profit should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
Free cash flow — We calculate free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.
Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense and costs associated with business combinations, such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of billings, adjusted gross profit, adjusted gross margin, free cash flow, and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands, except percentages)
Total revenue	$503,410	$845,903	$1,155,457
Change in deferred revenue, net of acquisitions	134,385	144,564	262,027
Billings (non-GAAP)	$637,795	$990,467	$1,417,484

Gross profit	$332,623	$518,572	$769,427
Stock-based compensation	1,359	13,477	11,525
Amortization of intangible assets	—	1,314	5,641
Adjusted gross profit (non-GAAP)	$333,982	$533,363	$786,593

Gross margin	66.1%	61.3%	66.6%
Stock-based compensation	0.2%	1.6%	1.0%
Amortization of intangibles	—%	0.2%	0.5%
Adjusted gross margin (non-GAAP)	66.3%	63.1%	68.1%

Net cash provided by operating activities	$3,636	$13,822	$92,555
Purchases of property and equipment	(42,294)	(50,181)	(62,372)
Free cash flow (non-GAAP)	$(38,658)	$(36,359)	$30,183

Operating expenses	$437,249	$866,981	$1,049,835
Stock-based compensation	(18,697)	(218,014)	(166,343)
Change in fair value of contingent consideration	—	(1,924)	2,423
Amortization of intangible assets	—	(915)	(914)
Acquisition-related costs	—	(672)	(1,757)
Operating expenses (non-GAAP)	$418,552	$645,456	$883,244
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" for details. If we are unable to address these challenges, our business and operating results could be adversely affected.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000. We have significantly increased our sales and marketing personnel, which grew by approximately 42% from July 31, 2017 to July 31, 2018. We estimate, based on past experience, that sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2018, we considered approximately 59% of our global sales team members to be fully ramped, while the remaining approximately 41% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end customers and to increase sales to existing end customers.
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
Market Adoption of Our Products
The public cloud has changed IT buyer expectations about the simplicity, agility, scalability, and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our platform, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our platform represents and the relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.
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
Continued Purchases and Upgrades within Existing Customer Base
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated maintenance, support and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our support and maintenance renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments and selling efforts are typically less. As of July 31, 2018, approximately 67% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including support and maintenance renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, to date in an amount that is more than 4.1x greater, on average, than their initial order. This number increases to approximately 10.1x, on average, for Global 2000 end customers who have been with us for 18 months or longer, and to more than 18.3x, on average, for our top 25 end customers as of July 31, 2018. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers. Our business and operating results will depend on our ability to sell additional products to our existing and future base of end customers.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold with or without an appliance, or sales of our solution on a subscription basis, could result in fluctuations in our revenue and gross margin. Sales where customers separately procure an appliance typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. Sales of subscription software include fixed-term licenses and other offerings with ongoing performance obligations, such as SaaS. Since our revenue is recognized as our performance obligations are delivered, sales in this manner may reflect lower revenue in a given period.
Historically, we have delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software which lasts for the life of the appliance. However, starting in the first quarter of fiscal 2018, more of our customers began buying appliances directly from our OEMs, or in some cases, purchasing separately sold subscription software. We expect to continue see increases in the sales of our solutions without hardware appliances and sales of subscription software, which will be reflected in further corresponding changes to our revenue and gross margin.
Revenue for our solutions, whether or not sold on an appliance by us or as a software subscription, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and "Critical Accounting Estimates" later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB"), issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner which depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB issued several amendments to the standard, including clarifications on the disclosure of prior period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, but early adoption as of the original effective date of August 1, 2017 was also permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required us to recast our historical financial information to conform with the new standard. The most significant impact of the standard related to the timing of revenue recognition for certain software licenses sold with post-contract support, for which we did not have vendor specific objective evidence ("VSOE") under the previous revenue recognition guidance. Under the new standard, the requirement to have VSOE for undelivered elements was eliminated and we now recognize revenue for such software licenses upon transfer of control to the customer. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impact to our provision for income taxes. For additional information on the impact to previously reported results, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Components of Our Results of Operations
Our results of operations for fiscal 2017 included significant cumulative stock-based compensation expense related to stock awards with performance conditions, referred to as performance stock awards, due to our initial public offering ("IPO"). Beginning in fiscal 2014, we began granting performance stock awards with vesting subject to (i) continuous service with us and (ii) the satisfaction of one or more performance conditions (a liquidity event or both a liquidity event and certain performance targets). As a result of our IPO, we began to recognize stock-based compensation expense related to these performance stock awards during the three months ended October 31, 2016, as the performance condition, a liquidity event or IPO, was deemed probable of achievement. The cumulative stock-based compensation expense recognized in the first quarter of fiscal 2017 was approximately $83.0 million and represented the portion of the awards for which the relevant service condition had been satisfied. We continue to amortize the expense over the remaining service period. Amortization during the fiscal years ended July 31, 2017 and 2018 related to these performance stock awards was approximately $120.9 million and $18.7 million, respectively. We expect the expense related to these awards to continue to decrease.
Revenue
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. For the fiscal year ended July 31, 2018, the weighted average term for such software licenses was approximately 3.5 years. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEM partners or directly from Nutanix. Our operating system is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.
Software revenue — A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, or upon making the software available to our customers when not sold with an appliance.
Hardware revenue — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from software entitlement and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software entitlement and support subscriptions, with terms ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software entitlement and support contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses, and, with respect to sales and marketing expense, sales commissions. Personnel costs also include stock-based compensation expense.
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
Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred. We expect R&D expense to increase in absolute dollars as we continue to invest in our future products and services, although R&D expense may fluctuate as a percentage of total revenue.
General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources, and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense to increase in absolute dollars, particularly due to additional legal, accounting, insurance, and other costs associated with our growth, although G&A expense may fluctuate as a percentage of total revenue.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with the Notes, foreign currency exchange gains or losses and gains or losses on investments. Upon the completion of our IPO during the three months ended October 31, 2016, we reclassified the convertible preferred stock warrants, which, prior to our IPO, were classified as a liability on our consolidated balance sheet and remeasured to fair value at each balance sheet date, with the corresponding changes in fair value recorded as other expense, into warrants to purchase Class B common stock. As a result, the convertible preferred stock liability was remeasured to its then fair value, which was based on the closing price of our Class A common stock on October 4, 2016, and reclassified to additional paid-in capital. Subsequent to the conversion of our convertible preferred stock warrants in connection with our IPO, we no longer remeasured them at fair value or incurred any charges related to changes in fair value. In addition, during the three months ended October 31, 2016, we fully repaid our outstanding $75.0 million of senior notes due April 15, 2019 ("2019 Notes") and incurred a loss on debt extinguishment. During the fiscal year ended July 31, 2018, we recognized $14.7 million of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and federal alternative minimum tax and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the fiscal years presented. The period-to-period comparison of results is not necessarily indicative of results for future periods. We adopted ASC 606, the new revenue recognition accounting standard, effective August 1, 2017. Prior period information presented has been adjusted to reflect the adoption of this new standard. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of adjustments.

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Revenue:
Product	$413,910	$673,297	$887,989
Support, entitlements and other services	89,500	172,606	267,468
Total revenue	503,410	845,903	1,155,457
Cost of revenue:
Product (1)(2)	133,541	249,393	276,127
Support, entitlements and other services (1)	37,246	77,938	109,903
Total cost of revenue	170,787	327,331	386,030
Gross profit	332,623	518,572	769,427
Operating expenses:
Sales and marketing (1)(2)	286,584	501,021	649,657
Research and development (1)	116,400	288,619	313,777
General and administrative (1)	34,265	77,341	86,401
Total operating expenses	437,249	866,981	1,049,835
Loss from operations	(104,626)	(348,409)	(280,408)
Other expense, net	(1,290)	(26,377)	(9,306)
Loss before provision for income taxes	(105,916)	(374,786)	(289,714)
Provision for income taxes	2,317	4,852	7,447
Net loss	$(108,233)	$(379,638)	$(297,161)

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Cost of revenue:
Product	$391	$3,066	$2,580
Support, entitlements and other services	968	10,411	8,945
Total cost of revenue	1,359	13,477	11,525
Sales and marketing	8,006	78,117	65,060
Research and development	6,259	109,044	74,389
General and administrative	4,432	30,853	26,894
Total stock-based compensation expense	$20,056	$231,491	$177,868

(2)	Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Product cost of revenue	$—	$1,314	$5,641
Sales and marketing	—	915	914
Total amortization of intangible assets	$—	$2,229	$6,555

	Fiscal Year Ended July 31,
	2016	2017	2018
	(as a percentage of total revenue)
Revenue:
Product	82.2%	79.6%	76.9%
Support, entitlements and other services	17.8%	20.4%	23.1%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	26.5%	29.5%	23.9%
Support, entitlements and other services	7.4%	9.2%	9.5%
Total cost of revenue	33.9%	38.7%	33.4%
Gross profit	66.1%	61.3%	66.6%
Operating expenses:
Sales and marketing	56.9%	59.2%	56.2%
Research and development	23.1%	34.1%	27.2%
General and administrative	6.8%	9.2%	7.5%
Total operating expenses	86.8%	102.5%	90.9%
Loss from operations	(20.7)%	(41.2)%	(24.3)%
Other expense, net	(0.3)%	(3.1)%	(0.8)%
Loss before provision for income taxes	(21.0)%	(44.3)%	(25.1)%
Provision for income taxes	0.5%	0.6%	0.6%
Net loss	(21.5)%	(44.9)%	(25.7)%

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Product	$413,910	$673,297	$259,387	62.7%	$673,297	$887,989	$214,692	31.9%
Support, entitlements and other services	89,500	172,606	83,106	92.9%	172,606	267,468	94,862	55.0%
Total revenue	$503,410	$845,903	$342,493	68.0%	$845,903	$1,155,457	$309,554	36.6%
Total revenue by bill-to-location was as follows:

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
U.S.	$319,296	$488,079	$168,783	52.9%	$488,079	$648,805	$160,726	32.9%
Europe, the Middle East and Africa	65,599	138,815	73,216	111.6%	138,815	224,392	85,577	61.6%
Asia Pacific	96,723	186,864	90,141	93.2%	186,864	240,247	53,383	28.6%
Other Americas	21,792	32,145	10,353	47.5%	32,145	42,013	9,868	30.7%
Total revenue	$503,410	$845,903	$342,493	68.0%	$845,903	$1,155,457	$309,554	36.6%
Product revenue increased year-over-year for both fiscal 2017 and fiscal 2018. The increase in product revenue reflects increased domestic and international demand for our solutions as we continue to penetrate and expand in global markets through increased sales and marketing activities. Our total end customer count increased from over 3,700 as of July 31, 2016 to over 7,000 as of July 31, 2017 and to over 10,600 as of July 31, 2018. Our product revenue during fiscal 2018 was also impacted by the reduction of hardware revenue from transactions where the hardware was not sold by us. We estimate that if we had sold the hardware in these transactions, our product revenue for the fiscal year ended July 31, 2018 would have been approximately $168.9 million higher. We continue to focus on more software-only transactions and therefore anticipate selling less hardware in future periods.
Support, entitlements and other services revenue increased year-over-year for both fiscal 2017 and fiscal 2018 in conjunction with the growth of our end customer base and the related support and software maintenance contracts.
Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Cost of product revenue	$133,541	$249,393	$115,852	86.8%	$249,393	$276,127	$26,734	10.7%
Product gross margin	67.7%	63.0%		(4.7)%	63.0%	68.9%		5.9%
Cost of support, entitlements and other revenue	$37,246	$77,938	$40,692	109.3%	$77,938	$109,903	$31,965	41.0%
Support, entitlements and other services gross margin	58.4%	54.8%		(3.6)%	54.8%	58.9%		4.1%
Total gross margin	66.1%	61.3%		(4.8)%	61.3%	66.6%		5.3%

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cost of product revenue
Cost of product revenue increased year-over-year for both fiscal 2017 and fiscal 2018 due primarily to the corresponding increases in product revenue. In addition, for both fiscal 2017 and fiscal 2018, as compared to the respective prior year periods, the cost of certain of our hardware components, specifically DRAM and NAND, increased due to supply constraints. The total cost of our DRAM and NAND components represented approximately 20%, 22% and 30% of cost of product revenue for the fiscal years ended July 31, 2016, 2017 and 2018, respectively. DRAM and NAND component prices increased by approximately 102% and 51% for fiscal 2017 and fiscal 2018, respectively, as compared to the prior year periods.
Product gross margin decreased by 4.7 percentage points, from 67.7% in fiscal 2016 to 63.0% in fiscal 2017, due primarily to an increase in stock-based compensation expense and an increase in amortization of intangible assets. This was partially offset by cost savings achieved in our procurement process and changes in product mix. Product gross margin increased by 5.9 percentage points, from 63.0% in fiscal 2017 to 68.9% in fiscal 2018, due primarily to a higher mix of software revenue, as we continue to focus on more software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2017 and fiscal 2018 due primarily to higher personnel-related costs relating to our global customer support organization. The increases in personnel-related costs were due primarily to increases in our customer support, entitlements and other services headcount of 62% from July 31, 2016 to July 31, 2017 and 56% from July 31, 2017 to July 31, 2018. Cost of support, entitlements and other services revenue in fiscal 2017 was also driven up by increased stock-based compensation expense related to pre-IPO grants that we started expensing in the first quarter of fiscal 2017.
Support, entitlements and other services gross margin decreased by 3.6 percentage points, from 58.4% in fiscal 2016 to 54.8% in fiscal 2017, due primarily to higher stock-based compensation expense, as discussed above. Support, entitlements and other services gross margin increased by 4.1 percentage points, from 54.8% in fiscal 2017 to 58.9% in fiscal 2018, due primarily to efficiencies gained in our support organization and personnel-related costs growing at a slower rate than support, entitlements and other services revenue.
Operating Expenses
Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$286,584	$501,021	$214,437	74.8%	$501,021	$649,657	$148,636	29.7%
Percent of total revenue	56.9%	59.2%			59.2%	56.2%
Sales and marketing expense increased year-over-year both for fiscal 2017 and fiscal 2018 due primarily to higher personnel-related costs and sales commissions, as our sales and marketing headcount increased by 42% year-over-year in both fiscal 2017 and 2018. Sales and marketing personnel-related costs for fiscal 2017 were also driven up by increased stock-based compensation expense related to pre-IPO grants that we started expensing in the first quarter of fiscal 2017. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our marketing activities related to brand awareness, promotions, trade shows, and partner programs.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Research and development	$116,400	$288,619	$172,219	148.0%	$288,619	$313,777	$25,158	8.7%
Percent of total revenue	23.1%	34.1%			34.1%	27.2%
Research and development expense increased year-over-year both for fiscal 2017 and fiscal 2018 due primarily to higher personnel-related costs, as our R&D headcount increased year-over-year by 40% in fiscal 2017 and 42% in fiscal 2018, including additional headcount from acquisitions, in an effort to continue the expansion of our product development activities. R&D personnel-related costs for fiscal 2017 were also driven up by increased stock-based compensation expense related to pre-IPO grants that we started expensing in the first quarter of fiscal 2017.
General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
General and administrative	$34,265	$77,341	$43,076	125.7%	$77,341	$86,401	$9,060	11.7%
Percent of total revenue	6.8%	9.2%			9.2%	7.5%
General and administrative expense increased year-over-year both for fiscal 2017 and fiscal 2018 due primarily to higher personnel-related costs, as our G&A headcount increased year-over-year by 24% in fiscal 2017 and 29% in fiscal 2018 in order to support our growing operations and international footprint. G&A personnel-related costs for fiscal 2017 were also driven up by increased stock-based compensation expense related to pre-IPO grants that we started expensing in the first quarter of fiscal 2017.
Other expense, net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Other expense, net	$(1,290)	$(26,377)	$25,087	1,944.7%	$(26,377)	$(9,306)	$(17,071)	(64.7)%
Other expense, net in fiscal 2017 was primarily related to a $23.1 million change in the fair value of our convertible preferred stock warrant liability and a $3.3 million loss on debt extinguishment resulting from the early extinguishment of the 2019 Notes.
Other expense, net in fiscal 2018 was primarily related to $14.7 million of interest expense associated with the amortization of the debt discount and issuance costs for the Notes and $3.6 million of foreign currency losses, partially offset by $9.1 million of interest income from short-term investments.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Provision for income taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2016	2017	$	%	2017	2018	$	%
	(in thousands, except percentages)
Provision for income taxes	$2,317	$4,852	$2,535	109.4%	$4,852	$7,447	$2,595	53.5%
The year-over-year increase in the provision for income taxes in fiscal 2017 was due primarily to increases in foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion, partially offset by a $1.5 million partial release of the U.S. valuation allowance from the PernixData acquisition. The net deferred tax liability from the PernixData acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and, as a result, we released a portion of the U.S. deferred tax asset valuation allowance.
The year-over-year increase in the provision for income taxes in fiscal 2018 was due primarily to the alternative minimum tax related to the migration of certain intangible assets and foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion. The increase was partially offset by a $3.9 million partial release of the U.S. valuation allowance related to acquisitions completed during fiscal 2018. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets, as revalued using the reduced federal tax rate.
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
Our initial analysis of the impact of the TCJA resulted in a significant reduction to our net U.S. deferred tax assets and valuation allowance and an immaterial impact to income tax expense due to the valuation allowance on our net U.S. deferred tax assets. Certain provisions of the TCJA are not effective for us until fiscal 2019. We continue to assess the impact of these provisions, but we do not currently anticipate that the net impact will be material to our fiscal 2019 effective income tax rate.
The income tax provisions for the fiscal years ended July 31, 2016, 2017 and 2018 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources
As of July 31, 2018, we had $306.0 million of cash and cash equivalents and $628.3 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
In January 2018, we issued Convertible Senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Net cash provided by operating activities	$3,636	$13,822	$92,555
Net cash used in investing activities	(46,504)	(176,094)	(503,555)
Net cash provided by financing activities	74,198	201,422	578,616
Net increase in cash and cash equivalents	$31,330	$39,150	$167,616
Cash Flows from Operating Activities
Net cash generated from operating activities was $3.6 million, $13.8 million and $92.6 million for fiscal 2016, 2017 and 2018, representing increases of $29.3 million, $10.2 million and $78.7 million, respectively, as compared to the prior year periods. The generation of cash during each fiscal year was due primarily to higher billings and collections, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $46.5 million for fiscal 2016 primarily consisted of $106.3 million of short-term investment purchases and $42.3 million of purchases of property and equipment, as we continue to invest in the long-term growth of our business, partially offset by $102.1 million of maturities of short-term investments.
Net cash used in investing activities of $176.1 million for fiscal 2017 primarily consisted of $242.5 million of short-term investment purchases, using a significant portion of the proceeds from our IPO, and $50.2 million of purchases of property and equipment, partially offset by $84.2 million of maturities of short-term investments and $32.6 million of sales of short-term investments.
Net cash used in investing activities of $503.6 million for fiscal 2018 primarily consisted of $716.4 million of short-term investment purchases, using a significant portion of the proceeds from the Notes, $62.4 million of purchases of property and equipment and $22.2 million of payments for business combinations, net of cash acquired, partially offset by $297.5 million of maturities of short-term investments.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cash Flows from Financing Activities
Net cash provided by financing activities of $74.2 million for fiscal 2016 primarily consisted of $73.3 million of net proceeds from the 2019 Notes and $3.1 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $3.2 million in payments for IPO costs.
Net cash provided by financing activities of $201.4 million for fiscal 2017 primarily consisted of net IPO proceeds of $254.5 million, after deducting underwriting discounts and commissions, and $32.3 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by the $76.6 million of repayment of the 2019 Notes, including debt extinguishment costs, a $7.1 million debt payment in conjunction with the PernixData acquisition and $1.7 million in payments for IPO costs.
Net cash provided by financing activities of $578.6 million for fiscal 2018 primarily consisted of $563.6 million of net proceeds from the Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the Notes and $72.0 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the Notes and a $1.7 million debt payment in conjunction with the Minjar acquisition.
Contractual Obligations
The following table summarizes our contractual obligations as of July 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$—	$575,000
Operating lease obligations	122,328	26,158	45,598	37,854	12,718
Other purchase commitments (2)	36,716	36,716	—	—	—
Purchase commitments with contract manufacturers (3)	23,059	23,059	—	—	—
Total	$757,103	$85,933	$45,598	$37,854	$587,718

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Purchase obligations pertaining to our normal operations.

(3)	Commitments in the form of guarantees to our contract manufacturers related to certain components.
As of July 31, 2018, payments related to our above outstanding non-cancelable lease obligations will be made through fiscal 2024.
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
As of July 31, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the table above, as it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of July 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Critical Accounting Policies and Estimates
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
Revenue Recognition
Some of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. For deliverables that we routinely sell separately, such as support and maintenance on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
The new standard related to revenue recognition, ASC 606, had a material impact on our consolidated financial statements. Refer to Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize uncertain tax positions only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.
The TCJA significantly changes existing U.S. tax law and includes numerous provisions that affect our business. Refer to Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards, including stock options and purchase rights issued to employees under our 2016 Employee Stock Purchase Plan ("2016 ESPP"), based on the estimated fair value of the awards on the grant date. We use the Black-Scholes-Merton ("Black-Scholes") option pricing model to estimate the fair value of stock options and 2016 ESPP purchase rights. The fair value of restricted stock units ("RSUs"), is measured using the fair value of our common stock on the date of the grant. The fair value of stock options and RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense using the accelerated attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.
Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
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
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that we are within the one-year measurement period.
Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.
Goodwill, Intangible Assets and Impairment Assessment
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination, and is allocated to our single reporting unit. We review our goodwill and other intangible assets determined to have an indefinite useful life, such as in-process research and development ("IPR&D"), for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment test, we determine the fair value of our reporting unit based on our enterprise value. We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed. We will compare the fair value of our reporting unit with its carrying amount and if the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized.
To date, we have not recorded any impairment charges related to our goodwill and intangible assets. However, deteriorating market conditions or any future events that negatively impact our business may result in an impairment charge.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Legal and Other Contingencies
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $11.8 million, $19.3 million and $31.2 million for fiscal 2016, 2017 and 2018, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Nutanix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows, for each of the three years in the period ended July 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2018

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nutanix, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the “Company”) as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2018, of the Company and our report dated September 21, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2018

NUTANIX, INC.
CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2017 *As Adjusted	2018
	(in thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$138,359	$305,975
Short-term investments	210,694	628,328
Accounts receivable, net of allowance of $132 and $815 as of July 31, 2017 and 2018	178,876	258,289
Deferred commissions—current	23,843	33,691
Prepaid expenses and other current assets	28,362	36,818
Total current assets	580,134	1,263,101
Property and equipment, net	58,072	85,111
Deferred commissions—non-current	49,684	80,688
Intangible assets, net	26,001	45,366
Goodwill	16,672	87,759
Other assets—non-current	7,649	37,855
Total assets	$738,212	$1,599,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$73,725	$65,503
Accrued compensation and benefits	57,521	85,398
Accrued expenses and other current liabilities	9,707	31,682
Deferred revenue—current	170,123	275,648
Total current liabilities	311,076	458,231
Deferred revenue—non-current	198,933	355,559
Convertible senior notes, net	—	429,598
Other liabilities—non-current	11,140	29,713
Total liabilities	521,149	1,273,101
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2017 and 2018; no shares issued and outstanding as of July 31, 2017 and 2018	—	—
Common stock, par value of $0.000025 per share— 1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2017 and 2018; 154,636,520 (93,570,171 Class A, 61,066,349 Class B) and 172,858,082 (135,109,672 Class A, 37,748,410 Class B) shares issued and outstanding as of July 31, 2017 and 2018	4	4
Additional paid-in capital	948,134	1,355,907
Accumulated other comprehensive loss	(106)	(1,002)
Accumulated deficit	(730,969)	(1,028,130)
Total stockholders’ equity	217,063	326,779
Total liabilities and stockholders’ equity	$738,212	$1,599,880
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
 See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands, except share and per share data)
Revenue:
Product	$413,910	$673,297	$887,989
Support, entitlements and other services	89,500	172,606	267,468
Total revenue	503,410	845,903	1,155,457
Cost of revenue:
Product	133,541	249,393	276,127
Support, entitlements and other services	37,246	77,938	109,903
Total cost of revenue	170,787	327,331	386,030
Gross profit	332,623	518,572	769,427
Operating expenses:
Sales and marketing	286,584	501,021	649,657
Research and development	116,400	288,619	313,777
General and administrative	34,265	77,341	86,401
Total operating expenses	437,249	866,981	1,049,835
Loss from operations	(104,626)	(348,409)	(280,408)
Other expense, net	(1,290)	(26,377)	(9,306)
Loss before provision for income taxes	(105,916)	(374,786)	(289,714)
Provision for income taxes	2,317	4,852	7,447
Net loss	$(108,233)	$(379,638)	$(297,161)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.46)	$(2.96)	$(1.81)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	43,970,381	128,295,563	164,091,302

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands)
Net loss	$(108,233)	$(379,638)	$(297,161)
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	2	(94)	(896)
Comprehensive loss	$(108,231)	$(379,732)	$(298,057)

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit *As Adjusted	Total Stockholders’ (Deficit) Equity *As Adjusted
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2015	76,319,511	$310,379	44,797,201	$1	$38,713	$(14)	$(273,434)	$(234,734)
Cumulative effect of adjustment from adoption of ASC 606	—	—	—	—	—	—	30,222	30,222
Stock-based compensation	—	—	—	—	20,056	—	—	20,056
Issuance of common stock upon exercise of stock options	—	—	1,573,577	—	2,675	—	—	2,675
Vesting of early exercised stock options	—	—	—	—	3,205	—	—	3,205
Repurchase of common stock from early exercised stock options	—	—	(287,127)	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—	980	—	—	980
Other comprehensive loss	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(108,233)	(108,233)
Balance - July 31, 2016	76,319,511	310,379	46,083,651	1	65,629	(12)	(351,445)	(285,827)
Conversion of convertible preferred stock to common stock upon IPO	(76,319,511)	(310,379)	76,319,511	2	310,377	—	—	310,379
Issuance of class A common stock upon IPO, net of issuance costs	—	—	17,100,500	1	249,169	—	—	249,170
Reclassification of convertible preferred stock warrant liability to APIC upon IPO	—	—	—	—	30,812	—	—	30,812
Issuance of common stock upon exercise of common stock warrants	—	—	775,554	—	77	—	—	77
Stock-based compensation	—	—	—	—	231,491	—	—	231,491
Issuance of common stock through employee equity incentive plans, net of repurchases	—	—	10,871,714	—	14,956	—	—	14,956
Issuance of common stock from ESPP purchase	—	—	1,246,054	—	16,946	—	—	16,946
Issuance of common stock for acquisitions	—	—	2,239,536	—	27,063	—		27,063
Vesting of early exercised stock options	—	—	—	—	1,614	—	—	1,614
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	114	114
Other comprehensive income	—	—	—	—	—	(94)		(94)
Net loss	—	—	—	—	—	—	(379,638)	(379,638)
Balance - July 31, 2017	—	—	154,636,520	4	948,134	(106)	(730,969)	217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	—	—	14,492,922	—	33,037	—	—	33,037
Issuance of common stock from ESPP purchase	—	—	2,417,850	—	39,009	—	—	39,009
Issuance of common stock for acquisitions	—	—	1,310,790	—	63,780	—		63,780
Vesting of early exercised stock options	—	—	—	—	681	—	—	681
Stock-based compensation	—	—	—	—	177,868	—	—	177,868
Equity component of convertible senior notes, net	—	—	—	—	148,598	—	—	148,598
Purchase of bond hedges related to the convertible senior notes	—	—	—	—	(143,175)			(143,175)
Sale of warrants related to the convertible senior notes					87,975			87,975
Other comprehensive loss	—	—	—	—	—	(896)	—	(896)
Net loss	—	—	—	—	—	—	(297,161)	(297,161)
Balance - July 31, 2018	—	$—	172,858,082	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.
See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(108,233)	$(379,638)	$(297,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,408	38,399	50,302
Stock-based compensation	20,056	231,491	177,868
Amortization of debt discount and issuance cost	—	—	14,685
Change in fair value of contingent consideration	—	1,924	(2,423)
Change in fair value of convertible preferred stock warrant liability	(2,004)	21,133	—
Loss on debt extinguishment	—	3,320	—
Other	129	764	(962)
Changes in operating assets and liabilities:
Accounts receivable, net	(71,406)	(67,382)	(79,273)
Deferred commissions	(21,724)	(24,006)	(40,852)
Prepaid expenses and other assets	(3,460)	(15,830)	(37,359)
Accounts payable	19,985	21,280	(16,469)
Accrued compensation and benefits	10,709	32,687	27,877
Accrued expenses and other liabilities	(1,209)	5,116	34,295
Deferred revenue	134,385	144,564	262,027
Net cash provided by operating activities	3,636	13,822	92,555
Cash flows from investing activities:
Purchases of investments	(106,345)	(242,525)	(716,417)
Maturities of investments	102,135	84,156	297,461
Sales of investments	—	32,640	—
Purchases of property and equipment	(42,294)	(50,181)	(62,372)
Payments for business combinations, net of cash acquired	—	(184)	(22,227)
Net cash used in investing activities	(46,504)	(176,094)	(503,555)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net	—	—	563,587
Payments for convertible note hedges	—	—	(143,175)
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	3,149	32,254	72,010
Proceeds from issuance of warrants	—	—	87,975
Payment of debt in conjunction with business combinations	—	(7,124)	(1,696)
Payments of offering costs	(3,186)	(1,717)	(85)
Proceeds from initial public offering, net of underwriting discounts and commissions	—	254,455	—
Repayment of senior notes	—	(75,000)	—
Debt extinguishment costs	—	(1,580)	—
Proceeds from issuance of senior notes, net	73,255	—	—
Other	980	134	—
Net cash provided by financing activities	74,198	201,422	578,616
Net increase in cash and cash equivalents	31,330	39,150	167,616
Cash and cash equivalents—beginning of period	67,879	99,209	138,359
Cash and cash equivalents—end of period	$99,209	$138,359	$305,975

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2016 *As Adjusted	2017 *As Adjusted	2018
	(in thousands)
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,455	$5,213	$10,116
Cash paid for interest	$2,188	$1,271	$—
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock for business combinations	$—	$27,063	$63,780
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,007	$5,591	$13,444
Vesting of early exercised stock options	$3,205	$1,614	$681
Offering costs included in accounts payable	$902	$85	$—
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$310,379	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$—	$30,812	$—

* See Note 3 for a summary of adjustments related to the adoption of the new revenue recognition standard.

 See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business
Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, "we," "us," "our" or "Nutanix") has operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America and Africa.
We provide a leading enterprise cloud platform that digitizes traditional silos of enterprise computing, converging compute, virtualization, storage, networking, desktop, governance and security services in one integrated solution. We primarily sell our products and services to end customers through distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners").
Initial Public Offering
In October 2016, we completed our initial public offering ("IPO") of Class A common stock, in which we sold 17,100,500 shares, including 2,230,500 shares pursuant to the underwriters’ over-allotment option. The shares were sold at an IPO price of $16.00 per share for net proceeds of $254.5 million, after deducting underwriting discounts and commissions of $19.2 million. Additionally, we incurred approximately $5.3 million offering costs. Immediately prior to the closing of our IPO, all outstanding shares of common stock were reclassified as Class B common stock, and all outstanding shares of our convertible preferred stock automatically converted into 76,319,511 shares of common stock on a one-to-one basis and then reclassified as shares of Class B common stock. Following the IPO, we have two classes of authorized common stock, Class A common stock, which entitles holders to one vote per share, and Class B common stock which entitles holders to 10 votes per share. Immediately prior to the closing of our IPO, 824,024 outstanding convertible preferred stock warrants automatically converted to common stock warrants, and then were reclassified as Class B common stock warrants. As a result of the automatic conversion of the convertible preferred stock warrants to Class B common stock warrants, we revalued the convertible preferred stock warrants as of the completion of the IPO and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements, as the common stock warrants are now deemed permanent equity. As of July 31, 2018, there were 34,180 Class B common stock warrants outstanding.
Principles of Consolidation
The accompanying consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on the previously reported net loss or accumulated deficit.
Effective August 1, 2017, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASC 606"), as discussed in detail in Note 3. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with ASC 606, as indicated by the "as adjusted" note. Certain prior period amounts have been adjusted as a result of our adoption of ASC 606. Refer to "Recently Adopted Accounting Pronouncements" below for more information.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling prices for products and related support; useful lives of intangible assets and property and equipment; allowance for doubtful accounts; determination of fair value of common stock and convertible preferred stock, fair value of stock-based awards and convertible preferred stock warrant liability; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; fair value of contingent consideration in a business combination; sales commissions expense; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration Risk
Credit Risk—Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Our deposits are with multiple institutions, however such deposits may exceed federally insured limits. We provide credit, in the normal course of business, to a number of companies and perform credit evaluations of our customers.
Concentration of Revenue and Accounts Receivable — We sell our products primarily through Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2016, 2017 and 2018, no end customer accounted for more than 10% of total revenue.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of July 31,
	Fiscal Year Ended July 31,
Partners	2016 As Adjusted (2)	2017 As Adjusted (2)	2018	2017	2018
Partner A	14%	(1)	10%	(1)	16%
Partner B	18%	19%	20%	12%	13%
Partner C	13%	16%	18%	14%	15%
Partner D	11%	10%	(1)	20%	(1)
Partner E	10%	(1)	(1)	(1)	(1)
Partner F	15%	14%	13%	18%	12%

(1)	Less than 10%

(2)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Vendor Risk — We rely on a limited number of suppliers for our contract manufacturing and certain raw material components. In instances where suppliers fail to perform their obligations, we may be unable to find alternative suppliers or satisfactorily deliver our products to our customers on time.
Summary of Significant Accounting Policies
Cash, Cash Equivalents and Short-Term Investments
We classify all highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.
We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation as of each balance sheet date. We classify and account for our marketable securities as available-for-sale securities. We classify our marketable securities with stated maturities greater than twelve months as short-term investments due to our intent and ability to use these securities to support our current operations.
Our marketable securities are recorded at their estimated fair value. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income (loss). We periodically review whether our securities may be other-than-temporarily impaired, including whether or not (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If one of these factors is met, we will record an impairment loss associated with our impaired investment. The impairment loss will be recorded as a write-down of investments in the consolidated balance sheets and a realized loss within other expense in the consolidated statements of operations.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the Notes is determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for doubtful accounts.
The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record an allowance for doubtful accounts in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record an allowance for doubtful accounts based on the length of time the receivable is past due and our historical experience of collections and write-offs.
The changes in the allowance for doubtful accounts are as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Allowance for doubtful accounts—beginning balance	$410	$132	$132
Charged to provision for doubtful accounts (credit)	(85)	—	815
Write-offs	(193)	—	(132)
Allowance for doubtful accounts—ending balance	$132	$132	$815
Property and Equipment
Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. We include the cost to acquire demonstration units and the related accumulated depreciation in property and equipment as such units are generally not available for sale. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions quarterly. We will record any adjustments to our preliminary estimates to goodwill, provided that it is within the one-year measurement period. Any contingent consideration payable is recognized at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.
Acquisition related costs incurred in connection with a business combination, other than those associated with the issuance of debt or equity securities, are expensed as incurred.
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill represents the future economic benefits arising from other assets acquired in a business combination or an acquisition that are not individually identified and separately recorded. The excess of the purchase price over the estimated fair value of net assets of businesses acquired in a business combination is recognized as goodwill.
Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and in-process research and development ("IPR&D"), resulting from business combinations. Finite-lived intangible assets are recorded at fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of product revenue and sales and marketing expense in the accompanying consolidated statements of operations. Amounts included in sales and marketing expense relate to customer relationships.
Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life, such as IPR&D, are not amortized, but instead tested for impairment at least annually, as of May 1 of each year. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (i) a significant adverse change in legal factors or in the business climate; (ii) a substantial decline in our market capitalization; (iii) an adverse action or assessment by a regulator; (iv) unanticipated competition; (v) loss of key personnel; (vi) a more likely-than-not expectation of the sale or disposal of a reporting unit or a significant portion thereof; (vii) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (viii) testing for recoverability of a significant asset group within a reporting unit; or (ix) a higher discount rate used in the impairment analysis as impacted by an increase in interest rates.
Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment test, we determine the fair value of our reporting unit based on our enterprise value. We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed. We compare the fair value of our reporting unit with its carrying amount and if the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized.
Long-lived assets, such as property and equipment and finite-lived intangible assets subject to depreciation and amortization, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Among the factors and circumstances we consider in determining recoverability are: (i) a significant decrease in the market price of a long-lived asset; (ii) a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition; and (v) current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.
There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets, and we did not record any impairment losses during fiscal 2016, 2017 or 2018.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Effective August 1, 2017, we adopted ASC 606 using the full retrospective method. Refer to Note 3 for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and commissions.
Cost of Revenue
Cost of revenue consists of cost of product revenue and cost of support, entitlements and other services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits and stock-based compensation. Allocated costs consist of certain facilities, depreciation and amortization, recruiting, and information technology costs allocated based on headcount.
Warranties
We generally provide a one-year warranty on hardware and a 90-day warranty on software licenses. The hardware warranty provides for parts replacement for defective components and the software warranty provides for bug fixes. With respect to the hardware warranty obligation, we have a warranty agreement with our contract manufacturers under which the contract manufacturers are generally required to replace defective hardware within three years of shipment. Furthermore, our post-contract customer support ("PCS") agreements provide for the same parts replacement that customers are entitled to under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the customers’ critical business applications. Substantially all customers purchase PCS agreements.
Given the warranty agreement with our contract manufacturers and considering that substantially all products are sold together with PCS agreements, we generally have very limited exposure related to warranty costs and therefore no warranty reserve has been recognized.
Research and Development
Our research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation and allocated facilities costs. Research and development costs are expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured based on the grant date fair value of share-based awards. The fair value of the stock options and purchase rights issued to employees under our 2016 Employee Stock Purchase Plan ("2016 ESPP") is estimated using the Black-Scholes-Merton ("Black-Scholes") option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield. We grant stock awards with service conditions only and with both service and performance conditions. We recognize stock-based compensation expense for employee stock awards with a service condition only using the straight-line method over the requisite service period of the awards, which is generally the vesting period. We use the accelerated attribution method to recognize stock-based compensation expense related to employee stock awards that contain both service and performance conditions. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.
We determine the fair value of stock awards issued to nonemployees on the date of grant, utilizing the Black-Scholes option pricing model. Stock-based compensation expense for stock awards issued to nonemployees is recognized over the requisite service period or when it is probable that the performance condition will be satisfied. Nonemployee awards subject to vesting are periodically remeasured to current fair value over the vesting period.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2016, 2017 and 2018, we recognized foreign currency losses of $1.5 million, $2.6 million and $3.6 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.
Segments
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. Accordingly, we have determined that we operate as a single operating and reportable segment.
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance on amounts that are more likely than not to be realized.
We record a liability for uncertain tax positions if it is not more likely than not to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. During the fiscal years ended July 31, 2016, 2017 and 2018, advertising expense was $6.5 million, $13.0 million and $14.6 million, respectively.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC 606. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner which depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has issued several amendments to the standard, including clarifications on the disclosure of prior period performance obligations and remaining performance obligations.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The new standard would have been effective for us beginning August 1, 2018, but early adoption as of the original effective date of August 1, 2017 was also permitted. We elected to early adopt the standard effective August 1, 2017 using the full retrospective method, which required a recast historical financial information to conform with the new standard. Refer to Note 3 for details of the impact to previously reported results.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments, with further clarifications made recently with the issuance of ASU 2018-03 and 2018-04. These new standards require equity securities to be measured at fair value, with changes in fair value recognized through net income, which results in greater variability in our net income. We adopted the standard on January 1, 2018 and it did not have any impact on the consolidated financial statements, since other than our investments in money market funds, which are reported as part of cash and cash equivalents, we do not have any other investments that are classified as equity securities. There are no unrealized gains or losses related to our investments in money market funds, as the fair value is equal to the face value.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We adopted this ASU effective November 1, 2017 and our adoption did not have any impact on the consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective August 1, 2017 and our adoption did not have a material impact on the consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. We adopted this ASU effective August 1, 2017 and our adoption did not have a material impact on the consolidated financial statements.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognition of right-to-use lease assets and lease liabilities for all leases, except for short-term leases, on the balance sheet of lessees. ASU 2016-02 is effective for us beginning August 1, 2019, with early adoption permitted. This new standard requires a modified retrospective transition approach and provides certain optional transition relief. We currently anticipate that the adoption of this standard will have a material impact on our consolidated balance sheets, given that we had operating lease commitments in excess of $100 million as of July 31, 2018. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities reported. However, we do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of operations, as the expense recognition under this new standard will be similar to current practice.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new standard will require us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for us beginning August 1, 2018, with early adoption permitted. We will adopt this standard in the first quarter of fiscal 2019 and anticipate an increase in deferred tax assets, which will be offset by a valuation allowance, thus resulting in an immaterial net impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. ASU 2016-18 is effective for us beginning August 1, 2018, with early adoption permitted. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. ASU 2018-07 is effective for us beginning August 1, 2019, with early adoption permitted. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements.
NOTE 2. BUSINESS COMBINATIONS
We completed two acquisitions in each of fiscal 2017 and fiscal 2018. The purchase price allocation for these acquisitions, discussed in detail below, reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs.
Our consolidated financial statements for the fiscal years ended July 31, 2017 and 2018 include the operations of the acquired companies from the dates the deals closed. Pro forma results of operations have not been presented because they are not material to our consolidated financial statements, either individually or in the aggregate. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in these acquisitions is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the knowledgeable and experienced workforce that joined us as part of the acquisitions. Goodwill will not be amortized, but will instead be tested for impairment annually, or more frequently if certain indicators of impairment are present.
Fiscal 2017 Acquisitions
Calm Acquisition
On August 22, 2016, we completed the acquisition of all outstanding shares of Calm.io Pte. Ltd. ("Calm"), a company based in Singapore, which specialized in container and DevOps automation, for an aggregate purchase price of approximately $7.7 million, net of cash acquired ("Calm Acquisition"). Total consideration consisted of 528,517 shares of our common stock and approximately $1.4 million of cash. The purchase price allocation primarily included approximately $4.8 million of goodwill and approximately $4.0 million of intangible assets, which primarily consisted of developed technology, to be amortized over an estimated economic life of approximately 4.8 years. Goodwill is not expected to be deductible for income tax purposes. We incurred approximately $0.6 million of acquisition-related costs.
PernixData Acquisition
On September 6, 2016, we completed the acquisition of PernixData, Inc. ("PernixData"), a company based in the U.S., which specialized in scale-out data acceleration and analytics, for an aggregate purchase price of $23.0 million, net of cash acquired ("PernixData Acquisition"). Total consideration consisted of 1,711,019 shares of our common stock and contingent consideration. Total potential contingent payments amounted to $19.0 million and may be payable over the next three years upon the achievement of certain operating milestones. Up to $7.5 million of the contingent payments were deemed to be part of the purchase price, which were limited based on certain closing conditions, including PernixData’s working capital upon completion of the acquisition. Up to $11.5 million of the contingent payments also required future services to be provided to us by the related employees and are being recorded as compensation expense over the service period. The fair value of the contingent consideration considered to be part of the purchase price was $2.4 million as of the acquisition date and was net of expected limitations of $1.8 million due to closing conditions. We incurred approximately $0.7 million of acquisition-related costs.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation primarily included $11.9 million of goodwill, which is expected to be deductible for income tax purposes, and intangible assets, consisting of $16.1 million related to IPR&D, $3.6 million related to developed technology, which will be amortized over an estimated economic life of five years, and $4.6 million related to customer relationships, which will be amortized over an estimated economic life of six years. During the first quarter of fiscal 2018, the technology related to the IPR&D was completed and made generally available. As such, we started amortizing the IPR&D during the first quarter of fiscal 2018. We are amortizing developed technology using the straight-line method over a useful life of five years.
Fiscal 2018 Acquisitions
Minjar Acquisition
On March 16, 2018, we completed the acquisition of Minjar, Inc. ("Minjar"), a privately held Delaware corporation with its offices in Bangalore, India ("Minjar Acquisition"). Minjar was a cloud technology solutions company, and the acquisition will complement and enhance our products, allowing us to offer customers new capabilities to better manage their multi-cloud deployments. At the close of the acquisition, all outstanding shares of Minjar capital stock and all in-the-money options and warrants to purchase Minjar capital stock were purchased or canceled in exchange for an aggregate purchase price of approximately $19.3 million, consisting of $18.8 million in cash and approximately $0.5 million of holdback liability. The holdback liability represents deferred payments to Minjar's former key employees to be released in installments during the two years following the date of acquisition. As the release of these deferred payments is not contingent upon the future and continued service, the $0.5 million holdback liability, which approximated fair value, was considered as part of the purchase price.
Certain portions of the consideration for the acquisition had been placed in escrow to secure the indemnification obligations of certain Minjar security holders. In addition to the $19.3 million purchase price, we also entered into employee holdback or deferred payment arrangements with former employees of Minjar who joined us after the acquisition, totaling approximately $4.4 million. As payment of these deferred payments is contingent upon the continuous service of the employees, they are being accounted for as compensation over the required service period of two years.
The preliminary purchase price allocation primarily includes approximately $18.0 million of goodwill, $7.0 million of intangible assets, which primarily consists of approximately $5.6 million related to developed technology and $1.4 million related to customer relationships, both of which will be amortized over an estimated economic life of five years, and $5.7 million of deferred income tax and other tax liabilities. Goodwill is not expected to be deductible for income tax purposes.
We recognized approximately $0.6 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses in the consolidated statement of operations during the fiscal year ended July 31, 2018.
Netsil Acquisition
On March 22, 2018, we completed the acquisition of Netsil Inc. ("Netsil"), a privately held Delaware corporation headquartered in San Francisco, California ("Netsil Acquisition"). This acquisition represents an opportunity for us to accelerate our ability to deliver native multi-cloud operations with the addition of application discovery and operations management. The aggregate purchase price of approximately $67.5 million consisted of approximately $3.7 million in cash and 1,206,364 unregistered shares of our Class A common stock with an aggregate fair value of approximately $63.8 million. The fair value of the shares of common stock issued was determined to be $52.87 per share, the closing price of our stock on March 22, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Netsil security holders.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary purchase price allocation primarily includes approximately $53.1 million of goodwill, $19.0 million of intangible assets, primarily related to developed technology, which will be amortized over an estimated economic life of seven years, $2.6 million of deferred income tax liabilities, and $1.4 million of assumed debt. Goodwill is not expected to be deductible for income tax purposes.
We recognized approximately $0.4 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses in the consolidated statement of operations during the fiscal year ended July 31, 2018.
The following table presents the preliminary aggregate purchase price allocation related to the acquisitions completed during fiscal 2017 and fiscal 2018:

	As of July 31,
	2017	2018
	(in thousands)
Goodwill	$16,672	$71,087
Amortizable intangible assets	28,230	25,920
Tangible assets acquired	2,884	842
Liabilities assumed	(16,988)	(11,041)
Total consideration	$30,798	$86,808

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.    REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Revenue Recognition
Effective August 1, 2017, we adopted ASC 606 using the full retrospective method, which required a recast of historical financial information to conform with the standard. The most significant impact of ASC 606 on our historical financial information relates to the timing of revenue recognition for certain software licenses sold with PCS, for which we did not have vendor specific objective evidence ("VSOE") of fair value under the previous revenue recognition guidance. Under ASC 606, the requirement to have VSOE for undelivered elements was eliminated and we now recognize revenue for such software licenses upon transfer of control to the customer. In addition, the adoption of ASC 606 also resulted in differences in the timing of recognition of contract costs, such as sales commissions, as well as the corresponding impact to the provision for income taxes. The adoption of the standard had no significant impact on the provision for income taxes and had no impact on the net cash from or used in operating, investing or financing activities on the consolidated statements of cash flows. See "ASC 606 Adoption Impact to Previously Reported Results" below for the impact of the adoption of the standard on the consolidated financial statements.
ASC 606 Adoption Impact to Previously Reported Results
We adjusted our consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Selected consolidated balance sheet line items, adjusted for the adoption of ASC 606, are as follows:

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

(3)	Impact of cumulative change in provision for income taxes

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected consolidated statement of operations line items, adjusted for the adoption of ASC 606, are as follows:

	Fiscal Year Ended July 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands, except per share data)
Revenue
Product	$350,798	$63,112	$413,910
Support, entitlements and other services	94,130	(4,630)	89,500
Total revenue	$444,928	$58,482	$503,410
Gross profit	$274,141	$58,482	$332,623
Operating expenses
Sales and marketing expenses	$288,493	$(1,909)	$286,584
Loss from operations	$(165,017)	$60,391	$(104,626)
Net loss	$(168,499)	$60,266	$(108,233)
Basic and diluted net loss per share	$(3.83)	$1.37	$(2.46)

	Fiscal Year Ended July 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands, except per share data)
Revenue
Product	$583,011	$90,286	$673,297
Support, entitlements and other services	183,858	(11,252)	172,606
Total revenue	$766,869	$79,034	$845,903
Gross profit	$439,538	$79,034	$518,572
Operating expenses
Sales and marketing expenses	$500,529	$492	$501,021
Loss from operations	$(426,951)	$78,542	$(348,409)
Net loss	$(458,011)	$78,373	$(379,638)
Basic and diluted net loss per share	$(3.57)	$0.61	$(2.96)
Revenue by geographic location, based on bill-to location, adjusted for the adoption of ASC 606, is as follows:

	Fiscal Year Ended July 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$280,800	$38,496	$319,296
Europe, the Middle East and Africa	81,320	(15,721)	65,599
Asia Pacific	63,610	33,113	96,723
Other Americas	19,198	2,594	21,792
Total revenue	$444,928	$58,482	$503,410

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended July 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
U.S.	$462,770	$25,309	$488,079
Europe, the Middle East and Africa	139,170	(355)	138,815
Asia Pacific	131,921	54,943	186,864
Other Americas	33,008	(863)	32,145
Total revenue	$766,869	$79,034	$845,903
Selected consolidated statement of cash flows line items, adjusted for the adoption of ASC 606, are as follows:

	Fiscal Year Ended July 31, 2016
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net loss	$(168,499)	$60,266	$(108,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$(19,813)	$(1,911)	$(21,724)
Accrued expenses and other liabilities	$(1,336)	$127	$(1,209)
Deferred revenue	$192,867	$(58,482)	$134,385

	Fiscal Year Ended July 31, 2017
	As Previously Reported	Impact of Adoption	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net loss	$(458,011)	$78,373	$(379,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred commissions	$(24,495)	$489	$(24,006)
Accrued expenses and other liabilities	$4,944	$172	$5,116
Deferred revenue	$223,598	$(79,034)	$144,564
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Recognition of revenue when, or as, performance obligations are satisfied — We satisfy performance obligations either over time or at a point in time, as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer.

Disaggregation of Revenue
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. For the fiscal year ended July 31, 2018, the weighted average term for such software licenses was approximately 3.5 years. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEM partners or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships. The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Software revenue	$287,603	$436,981	$630,675
Hardware revenue	126,307	236,316	257,314
Support, entitlements and other services revenue	89,500	172,606	267,468
Total revenue	$503,410	$845,903	$1,155,457
Software revenue — A majority of our product revenue is generated from the sale of our enterprise cloud platform. We also sell renewals of previously purchased software licenses. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, or upon making the software available to our customers when not sold with an appliance.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hardware revenue — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from software entitlement and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software entitlement and support subscriptions, with terms ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software entitlement and support contracts ratably over the contractual service period. The service period typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.
Contracts with multiple performance obligations — Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. For deliverables that are routinely sold separately, such as support and maintenance on our core offerings, SSP is determined by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, SSP is determined based on overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period goods are delivered or services are provided, or when the right to consideration is unconditional.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2017 and 2018 is presented in the accompanying consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commission expense in the consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, the amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle, and other factors. Deferred costs are periodically reviewed for impairment.
Deferred revenue — We record deferred revenue when cash payments are received in advance of performance. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2016	$218,481	$49,522
Additions	317,170	101,152
Revenue/commissions recognized	(172,606)	(77,147)
Assumed in a business combination	6,011	—
Balance as of July 31, 2017 (1)	369,056	73,527
Additions	529,495	150,122
Revenue/commissions recognized	(267,468)	(109,270)
Assumed in a business combination	124	—
Balance as of July 31, 2018	$631,207	$114,379

(1)	See details above for a summary of adjustments to deferred commissions and deferred revenue as a result of the adoption of ASC 606.
Of the $114.4 million deferred commissions balance as of July 31, 2018, we expect to recognize approximately 29% as commission expense over the next 12 months, and the remainder thereafter.
During the fiscal year ended July 31, 2017, we recognized revenue of approximately $101.6 million pertaining to amounts deferred as of July 31, 2016. During the fiscal year ended July 31, 2018, we recognized revenue of approximately $170.1 million pertaining to amounts deferred as of July 31, 2017.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $657.1 million as of July 31, 2018, of which we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE MEASUREMENTS
The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value as follows:

•	Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

•
Level II — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

•	Level III — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Cash equivalents and short-term investments
Our money market funds are classified within Level I due to the highly liquid nature of these assets and have unadjusted inputs, quoted prices in active markets for these assets at the measurement date from the financial institution that carries these investment securities. Our investments in available-for-sale debt securities such as commercial paper, corporate bonds and U.S. government securities are classified within Level II. The fair value of these securities is priced by using inputs based on non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models such as discounted cash flow techniques.
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2017
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$34,784	$—	$—	$34,784
Commercial paper	—	23,041	—	23,041
Short-term investments:
Corporate bonds	—	160,634	—	160,634
Commercial paper	—	36,084	—	36,084
U.S. government securities	—	13,976	—	13,976
Total measured at fair value	$34,784	$233,735	$—	$268,519
Cash				80,534
Total cash, cash equivalents and short-term investments				$349,053
Financial Liabilities:
Contingent consideration	$—	$—	$4,295	$4,295

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of July 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$41,763	$—	$—	$41,763
Commercial paper	—	77,818	—	77,818
U.S. government securities	—	4,985	—	4,985
Short-term investments:
Corporate bonds	—	448,458	—	448,458
Commercial paper	—	120,772	—	120,772
U.S. government securities	—	59,098	—	59,098
Total measured at fair value	41,763	711,131	—	752,894
Cash				181,409
Total cash, cash equivalents and short-term investments				$934,303
Financial Liabilities:
Contingent consideration	$—	$—	$1,872	$1,872
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the 0% Convertible Senior Notes, due in 2023 (the "Notes"). Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2017		As of July 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$—	$—	$429,598	$685,527
The carrying value of the Notes as of July 31, 2018 was net of the unamortized debt discount of $137.7 million and unamortized debt issuance costs of $7.7 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
A summary of the changes in the fair value of our contingent consideration, characterized as Level 3 in the fair value hierarchy, is as follows:

	Fiscal Year Ended July 31,
	2017	2018
	(in thousands)
Contingent consideration—beginning balance	$—	$4,295
Assumed in a business combination	2,371	—
Change in fair value (1)	1,924	(2,423)
Contingent consideration—ending balance	$4,295	$1,872

(1)	Recognized in the consolidated statements of operations within general and administrative expenses.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We remeasure the fair value of our Level 3 contingent consideration liability using a Monte Carlo simulation on projected future payments. The fair value is determined by calculating the net present value of the expected payments using significant inputs that are not observable in the market, including the probability of achieving the milestone, estimated bookings and discount rates. The fair value of the contingent consideration will increase or decrease according to the movement of the inputs.
NOTE 5. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2017 and 2018, unrealized gains and losses from our short-term investments were not material. As of July 31, 2017 and 2018, securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, at July 31, 2017 and 2018, there were no other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2018
(in thousands)
Due within one year	$463,940
Due in one year through three years	164,388
Total	$628,328
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of July 31,
		2017	2018
	(in months)	(in thousands)
Computer, production, engineering, and other equipment	36	$85,280	$131,805
Demonstration units	12	46,387	53,547
Leasehold improvements	(1)	10,562	19,916
Furniture and fixtures	60	4,744	7,636
Total property and equipment, gross		146,973	212,904
Less: Accumulated depreciation and amortization		(88,901)	(127,793)
Total property and equipment, net		$58,072	$85,111

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $26.4 million, $36.2 million and $43.7 million for the fiscal years ended July 31, 2016, 2017 and 2018, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
Intangible assets, net consists of the following:

	As of July 31,
	2017	2018
	(in thousands)
Indefinite-lived intangible asset:
In-process R&D (1)	$16,100	$—
Finite-lived intangible assets:
Developed technology (1)	7,300	47,500
Customer relationships	4,830	6,650
Total finite-lived intangible assets, gross	12,130	54,150
Total intangible assets, gross	28,230	54,150
Less:
Accumulated amortization of developed technology	(1,314)	(6,956)
Accumulated amortization of customer relationships	(915)	(1,828)
Total accumulated amortization	(2,229)	(8,784)
Intangible assets, net	$26,001	$45,366

(1)
We started amortizing in-process R&D during the first quarter of fiscal 2018, as the related technology was completed and made generally available in the first quarter of fiscal 2018. We are amortizing developed technology using the straight-line method over a useful life of five years. Based on the foregoing, the balance of in-process R&D is now presented as part of developed technology as of July 31, 2018.

The amortization expense related to our finite-lived intangible assets is being recognized in the consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships.
The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2017	2018
	(in thousands)
Intangible assets, net—beginning balance	$—	$26,001
Acquired intangible assets	28,230	25,920
Amortization of intangible assets (1)	(2,229)	(6,555)
Intangible assets, net—ending balance	$26,001	$45,366

(1)
Represents amortization expense related to finite-lived intangible assets recognized during the year in the consolidated statements of operations, within product cost of revenue and sales and marketing expenses.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization expense of our finite-lived intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019	$9,551
2020	9,511
2021	9,511
2022	8,314
2023	3,971
Thereafter	4,508
Total	$45,366
Goodwill
The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2016	$—
Acquired in Calm Acquisition	4,819
Acquired in PernixData Acquisition	11,853
Balance at July 31, 2017	16,672
Acquired in Netsil Acquisition	53,085
Acquired in Minjar Acquisition	18,002
Balance at July 31, 2018	$87,759
Other Assets—Non-Current
Other assets—non-current consists of the following:

	As of July 31,
	2017	2018
	(in thousands)
Other tax assets—non-current	$—	$30,927
Deferred tax assets—non-current	3,420	2,860
Other	4,229	4,068
Total other assets—non-current	$7,649	$37,855
Other tax assets—non-current as of July 31, 2018 represents a receivable associated with alternative minimum tax credit carryforwards which will be refundable as a result of the Tax Cuts and Jobs Act. For additional details, refer to Note 11.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of July 31,
	2017	2018
	(in thousands)
Contributions to ESPP withheld	$14,371	$21,931
Accrued commissions	20,388	21,660
Accrued bonus	7,342	12,129
Accrued vacation	6,286	10,548
Payroll taxes payable	3,434	9,563
Other	5,700	9,567
Total accrued compensation and benefits	$57,521	$85,398
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2017	2018
	(in thousands)
Income taxes payable (1)(2)	$3,873	$20,863
Accrued professional services	4,167	5,838
Other	1,667	4,981
Total accrued expenses and other current liabilities	$9,707	$31,682

(1)	Balance as of July 31, 2017 was adjusted to reflect the impact of the adoption of ASC 606 on income taxes. See Note 3 for a summary of adjustments.

(2)
The increase in income taxes payable during the fiscal year ended July 31, 2018 was due primarily to a payable related to the alternative minimum tax associated with the migration of certain intangible assets. For additional details, refer to Note 11.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. DEBT
Senior Notes
In April 2016, we issued an aggregate principal amount of $75.0 million of senior notes due on April 15, 2019 (the "2019 Notes") to a lender. The 2019 Notes contained a guaranteed minimum return to the holder of the 2019 Notes (the "Guaranteed Minimum Return"). In September 2016, we fully repaid all outstanding principal balance of the 2019 Notes and incurred approximately $3.3 million of loss on debt extinguishment, which consisted of $1.7 million of unamortized debt issuance costs and $1.6 million of debt extinguishment costs primarily related to the Guaranteed Minimum Return.
Convertible Senior Notes
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023 (the "Notes"), in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. This included $75.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the Notes. The total net proceeds from the Notes are as follows:

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
Based on the closing price of our Class A common stock of $48.89 on July 31, 2018, the if-converted value of the Notes was greater than the principal amount. However, since the price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended July 31, 2018, the Notes were not convertible during the fiscal quarter ending on July 31, 2018.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On or after October 15, 2022, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing conditions.
Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. We intend to settle the principal of the Notes in cash.
The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued or unpaid interest. A holder who converts their Notes in connection with certain corporate events that constitute a "make-whole fundamental change" per the indenture governing the Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus accrued and unpaid interest.
We may not redeem the Notes prior to the maturity date, and no sinking fund is provided for the Notes.
In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amount of the liability component of approximately $423.4 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $151.6 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The difference between the principal amount of the Notes and the liability component (the "debt discount") is amortized to interest expense using the effective interest method over the term of the Notes. The equity component of the Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
We incurred transaction costs related to the issuance of the Notes of approximately $11.5 million, consisting of an initial purchasers' discount of $10.8 million and other issuance costs of approximately $0.7 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the Notes. Transaction costs attributable to the liability component were approximately $8.5 million, recorded as debt issuance costs (presented as contra debt in the consolidated balance sheets), and are being amortized to interest expense over the term of the Notes. The transaction costs attributable to the equity component were approximately $3.0 million and were net with the equity component within stockholders’ equity.
The Notes consisted of the following:

As of July 31, 2018
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt discount (1)	(137,719)
Unamortized debt issuance costs (1)	(7,683)
Net carrying amount	$429,598
Carrying amount of equity component (2)	$148,598

(1)
Included in the consolidated balance sheets within "Convertible senior notes, net" and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of July 31, 2018, the remaining life of the Notes was approximately 53 months.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the Notes:

Fiscal Year Ended July 31, 2018
(in thousands)
Interest expense related to amortization of debt discount	$13,909
Interest expense related to amortization of debt issuance costs	776
Total interest expense	$14,685
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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the consolidated balance sheet as of July 31, 2018. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.
Impact to Earnings per Share
The Notes will have no impact to diluted earnings per share ("EPS") until they meet the criteria for conversion, as discussed above, as we intend to settle the principal amount of the Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the Notes when the price of our Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the Notes would be approximately 3.9 million shares if the average price of our Class A common stock was $73.46. However, upon conversion, there will be no economic dilution from the Notes, as exercise of the note hedges eliminate any dilution that would have otherwise occurred. The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES
Operating Leases
We have commitments for future payments related to our office facility leases and other contractual obligations. We lease our office facilities under non-cancelable operating lease agreements expiring through 2024. Certain of these lease agreements have free or escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term, with any free or escalating rent payments amortized as a reduction or addition of rent expense over the lease term.
Future minimum payments due under operating leases as of July 31, 2018 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019	$26,158
2020	23,849
2021	21,749
2022	20,739
2023	17,115
Thereafter	12,718
Total	$122,328
Rent expense incurred under operating leases was $7.6 million, $12.7 million and $19.0 million for the fiscal years ended July 31, 2016, 2017 and 2018, respectively.
Purchase Commitments
In the normal course of business, we make commitments with our third-party hardware product manufacturers to manufacture our inventory and non-standard components based on our forecasts. These commitments consist of obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge for firm, non-cancelable and unconditional purchase commitments with our third-party hardware product manufacturers for non-standard components when and if quantities exceed our future demand forecasts through a charge to cost of product sales. As of July 31, 2018, we had approximately $23.1 million in the form of guarantees to our contract manufacturers related to certain components and approximately $36.7 million of other non-cancelable purchase commitments pertaining to our normal operations.
Guarantees and Indemnifications
We have entered into agreements with some of our Partners and customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. The scope of such indemnification varies, and may include, in certain cases, the ability to cure the indemnification by modifying or replacing the product at our own expense, requiring the return and refund of the infringing product, procuring the right for the partner and/or customer to continue to use or distribute the product, as applicable, and/or defending the partner or customer against and paying any damages from third-party actions based upon claims of infringement. Other guarantees or indemnification arrangements include guarantees of product and service performance.
We have also agreed to indemnify our directors, executive officers and certain other officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as a director or officer of our company or that person’s services provided to any other company or enterprise at our request. We maintain director and officer insurance coverage that may enable us to recover a portion of any future amounts paid.
The fair value of liabilities related to indemnifications and guarantee provisions are not material and have not had any material impact on the consolidated financial statements to date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation
From time to time, we may become involved in various litigation and administrative proceedings relating to claims arising from our operations in the normal course of business. Management is not currently aware of any matters that may have a material adverse impact on our business, financial position, results of operations or cash flows.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
Immediately prior to the closing of our IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by our Board of Directors (the "Board"). As of July 31, 2018, there were 200,000,000 shares of preferred stock authorized with a par value of $0.000025 and no shares of preferred stock issued and outstanding.
Common Stock
In connection with our IPO, we established two classes of authorized common stock, Class A common stock and Class B common stock. All shares of common stock outstanding immediately prior to the IPO, including shares of common stock issued upon the conversion of the Convertible Preferred Stock, were converted into an equivalent number of shares of Class B common stock. As of July 31, 2018, we had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of July 31, 2018, we had 135,109,672 shares of Class A common stock issued and outstanding and 37,748,410 shares of Class B common stock issued and outstanding.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock are entitled to ten votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are generally automatically converted into shares of our Class A common stock upon sale or transfer. Shares issued in connection with exercises of stock options, vesting of restricted stock units, or shares purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of common stock warrants are converted into shares of our Class B common stock.
Common Stock Reserved for Issuance
As of July 31, 2018, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2018
Shares reserved for future equity grants	11,169,061
Shares underlying outstanding stock options	11,332,554
Shares underlying outstanding restricted stock units	23,597,499
Shares reserved for future employee stock purchase plan awards	1,682,461
Shares underlying outstanding common stock warrants	34,180
Total	47,815,755

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. EQUITY AWARD PLANS
Stock Plans
In June 2010, we adopted the 2010 Stock Plan ("2010 Plan"), in December 2011, we adopted the 2011 Stock Plan ("2011 Plan"), and in December 2015, the Board adopted the 2016 Equity Incentive Plan ("2016 Plan"), which was amended in September 2016 (collectively, the "Stock Plans"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our IPO. As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms.
Under the 2016 Plan, we may grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 7,731,826 shares pursuant to these provisions. As of July 31, 2018, we had reserved a total of 46,133,294 shares for the issuance of equity awards under the Stock Plans, of which 11,169,061 shares were still available for grant. On August 1, 2018, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 8,642,904 shares pursuant to the automatic increase provisions.
Restricted Stock Units
Below is a summary of RSU activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2017		2018
	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share
Outstanding at beginning of period	12,265,369	$13.23	17,376,090	$18.85
Granted	12,986,597	$21.84	14,947,403	$39.44
Released	(6,146,169)	$15.63	(5,823,800)	$19.96
Canceled/forfeited	(1,729,707)	$13.57	(2,902,194)	$22.34
Outstanding at end of period	17,376,090	$18.85	23,597,499	$31.20
Performance RSUs — We grant RSUs that contain both service and performance conditions to our executives and employees ("Performance RSUs"). Vesting of Performance RSUs is subject to continuous service and the satisfaction of certain liquidity events, including the expiration of a lock-up period established in connection with the IPO and/or specified performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of Performance RSUs are subject to the performance conditions actually being met. During the first quarter of fiscal 2017, we began to recognize stock-based compensation expense related to certain Performance RSUs with liquidity event performance conditions, as the satisfaction of the performance conditions for vesting became probable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
The Board determines the period over which stock options become exercisable and stock options generally vest over a four-year period. Stock options generally expire 10 years from the date of grant. The term of an ISO grant to a 10% stockholder will not exceed five years from the date of the grant. The exercise price of an ISO will not be less than 100% of the estimated fair value of the shares of common stock underlying the stock option (or 110% of the estimated fair value in the case of an ISO granted to a 10% stockholder) on the date of grant. The exercise price of an NSO is determined by the Board at the time of grant and is generally not less than 100% of the estimated fair value of the shares of common stock underlying the stock option on the date of grant.
The stock option activity under the Stock Plans is as follows:

	Fiscal Year Ended July 31,
	2017					2018
	Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in years)	(in thousands)			(in years)	(in thousands)
Outstanding at beginning of period	26,166,968	(1)	$4.39	7.5	$208,101	20,334,531	$4.59	6.4	$338,787
Options granted	1,047,950		$12.14			—	$—
Options exercised	(4,786,381)		$3.27			(8,672,623)	$3.81
Options canceled/forfeited	(2,094,006)		$8.89			(329,354)	$6.63
Outstanding at end of period	20,334,531		$4.59	6.4	$338,787	11,332,554	$5.12	5.6	$496,022
Exercisable at end of period	19,645,676		$4.43	6.3	$330,486	11,159,045	$5.01	5.5	$489,682
Vested and expected to vest at end of period	20,334,531		$4.59	6.4	$338,787	11,332,554	$5.12	5.6	$496,022

(1)
Includes 455,000 stock options with both service and performance conditions with a weighted average fair value per share of $3.78 (the "Performance Stock Options"). Vesting of the Performance Stock Options was subject to continuous service with us (the "service condition") and satisfaction of certain liquidity events (the "performance condition"). We recognized cumulative stock-based compensation expense related to the Performance Stock Options in the first quarter of fiscal 2017, as the performance condition was met upon the successful completion of our IPO. The cumulative stock-based compensation expense recorded in the first quarter of fiscal 2017 was for the portion of the awards for which the relevant service condition had been satisfied and the remaining expense is being recognized over the remaining service period.

Stock options exercisable as of July 31, 2017 includes 15,241,715 vested options and 4,403,961 unvested options with an early exercise provision. Stock options exercisable as of July 31, 2018 includes 9,660,757 vested options and 1,498,288 unvested options with an early exercise provision. The weighted average grant date fair value per share of stock options granted was $6.36 and $6.41 for the fiscal years ended July 31, 2016 and 2017, respectively. There were no options granted during fiscal 2018.
The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2016, 2017 and 2018 was $18.3 million, $73.9 million and $289.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $3.5 million, $15.6 million and $33.1 million for the fiscal years ended July 31, 2016, 2017 and 2018, respectively.
The total grant date fair value of stock options vested was $23.9 million, $16.1 million and $11.5 million for the fiscal years ended July 31, 2016, 2017 and 2018, respectively. The vested and expected to vest amounts included in the table above exclude 243,148 and 47,691 shares of early exercised stock options as of July 31, 2017 and 2018, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 ESPP, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 shares pursuant to these provisions.
The 2016 ESPP allows eligible employees to purchase shares of our Class A common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 1,000 shares on any purchase date. The 2016 ESPP provides for 12-month offering periods generally beginning in March and September of each year, and each offering period consists of two six-month purchase periods. The first offering period began in September 2016.
On each purchase date, participating employees will purchase Class A common stock at a price per share equal to 85% of the lesser of the fair market value of our Class A common stock on (i) the first trading day of the applicable offering period or (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of our Class A common stock on any purchase date in an offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
During the fiscal year ended July 31, 2018, 2,417,850 shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $39.0 million. As of July 31, 2018, 1,682,461 shares were available for future issuance under the 2016 ESPP. On August 1, 2018, the number of shares of Class A common stock available for issuance under the 2016 ESPP increased by 1,728,580 shares pursuant to the automatic increase provisions noted above.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2017	2018
Expected term (in years)	0.75	0.75
Risk-free interest rate	0.6%	1.4%
Volatility	51.0%	49.8%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018
	(in thousands)
Cost of revenue:
Product	$391	$3,066	$2,580
Support, entitlements and other services	968	10,411	8,945
Sales and marketing	8,006	78,117	65,060
Research and development	6,259	109,044	74,389
General and administrative	4,432	30,853	26,894
Total stock-based compensation expense	$20,056	$231,491	$177,868
Stock-based compensation expense for the fiscal year ended July 31, 2017 included cumulative stock-compensation expense related to stock awards with performance conditions, for which vesting was deemed probable in the first quarter of fiscal 2017 upon the successful completion of our IPO. Prior to fiscal 2017, no expense was recognized related to these stock awards, as vesting was not deemed probable. The cumulative stock-based compensation expense recorded in the first quarter of fiscal 2017 related to the portion of the awards for which the relevant service condition had been satisfied and we have continued to recognize the expense over the remaining service period. Stock-based compensation expense related to stock awards without performance conditions is recognized on a straight-line basis over the requisite service period.
As of July 31, 2018, unrecognized stock-based compensation expense related to the outstanding stock awards was approximately $647.9 million and is expected to be recognized over a weighted average period of approximately 2.7 years.
Determination of Fair Value
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option pricing model. Compensation expense related to options granted to nonemployees is recognized as the equity instruments vest, and such options are revalued at each reporting date. As a result, compensation expense related to unvested options granted to nonemployees fluctuates as the fair value of our common stock fluctuates.
The valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility of our common stock, risk-free interest rate and expected dividend yield.
The fair value of our stock options was estimated using the following weighted average assumptions:

	Fiscal Year Ended July 31,
	2016	2017
Fair value of common stock	$14.81	$12.14
Expected term (in years)	6.1	6.1
Risk-free interest rate	1.6%	1.3%
Volatility	42%	52%
Dividend yield	—%	—%
We did not grant any stock options during fiscal 2018. The fair value of each grant of stock options was determined using the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Common Stock — Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including but not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) recent private stock sales transactions; (iii) the prices, rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our business, given prevailing market conditions; (vii) the market performance of comparable publicly traded companies; (viii) our actual operating and financial performance; (ix) U.S. and global capital market conditions; (x) the illiquidity of stock-based awards involving securities in a private company; (xi) our stage of development; and (xii) our history and the timing of the introduction of new products and services.
Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on the NASDAQ Stock Market on the date of grant.
Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. For option grants that are considered to be "plain vanilla," we determine the expected term using the simplified method as provided by the Securities and Exchange Commission. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.
Risk-Free Interest Rate — The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.
Expected Volatility — Since we do not have a long trading history of our common stock, the expected volatility was derived from the average historical stock volatilities of several unrelated public companies within the industry that we consider to be comparable to our business over a period equivalent to the expected term of the stock option grants.
Dividend Rate — The expected dividend was assumed to be zero, as we have never paid dividends and have no current plans to do so.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Our Convertible Preferred Stock is considered a participating security. Participating securities do not have a contractual obligation to share in our losses. As such, for the periods we incur net losses, there is no impact on the calculated net loss per share attributable to common stockholders in applying the two-class method.
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding for the period, as their effect would be antidilutive. Potentially dilutive common shares include participating securities and shares issuable upon the exercise of stock options, the exercise of common stock warrants, the exercise of convertible preferred stock warrants, the vesting of RSUs, and each purchase under the 2016 ESPP, under the treasury stock method. In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.
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
Net Loss Per Share Attributable to Class A and Class B Common Stockholders
The computation of basic and diluted net loss per share is as follows:

	Fiscal Year Ended July 31,
	2016 As Adjusted (1)	2017 As Adjusted (1)	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(108,233)	$(379,638)	$(297,161)
Denominator:
Weighted average shares—basic and diluted	43,970,381	128,295,563	164,091,302
Net loss per share—basic and diluted	$(2.46)	$(2.96)	$(1.81)

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
The potential shares of common stock that would have been excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	As of July 31,
	2016	2017	2018
Convertible preferred stock	76,319,511	—	—
Outstanding stock options and RSUs	38,432,337	37,710,621	34,930,053
Employee stock purchase plan	—	1,447,385	1,310,653
Common stock subject to repurchase	954,215	243,148	47,691
Contingently issuable shares pursuant to a business combination	—	—	276,625
Common stock warrants	824,094	34,180	34,180
Total	116,530,157	39,435,334	36,599,202

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of the common stock warrants are converted into shares of our Class B common stock and are voluntarily convertible into shares of Class A common stock at the option of the holder.
NOTE 11. INCOME TAXES
Income Taxes
Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2016 As Adjusted (1)	2017 As Adjusted (1)	2018
	(in thousands)
Domestic	$(67,776)	$(304,363)	$(201,666)
Foreign	(38,140)	(70,423)	(88,048)
Loss before provision for income taxes	$(105,916)	$(374,786)	$(289,714)

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2016 As Adjusted (1)	2017 As Adjusted (1)	2018
	(in thousands)
Current:
U.S. federal	$—	$—	$2,059
State and local	140	193	429
Foreign	3,172	8,196	8,541
Total current taxes	3,312	8,389	11,029
Deferred:
U.S. federal	—	(1,342)	(3,387)
State and local	—	13	(718)
Foreign	(995)	(2,208)	523
Total deferred taxes	(995)	(3,537)	(3,582)
Provision for income taxes	$2,317	$4,852	$7,447

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 26.1% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2016 As Adjusted (1)	2017 As Adjusted (1)	2018
	(in thousands)
U.S. tax reform impact	$—	$—	$93,352
U.S. federal income tax at statutory rate	(36,011)	(127,427)	(75,779)
Stock-based compensation	3,655	6,701	(73,631)
Effect of foreign operations	15,144	16,891	26,117
Change in valuation allowance	19,268	86,941	25,274
Transfer pricing adjustments	—	11,822	4,584
Intangible asset migration	—	—	4,461
Non-deductible expenses	802	1,693	2,115
State income taxes	140	206	(290)
Warrant revaluation	(681)	7,185	—
Other	—	840	1,244
Total	$2,317	$4,852	$7,447

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
During the fiscal year ended July 31, 2016, we early adopted ASU 2015-17 on a prospective basis. As a result, we released $3.3 million of our non-current deferred tax assets, which are reported within other assets—non-current on the consolidated balance sheets, and $3.3 million of our current deferred tax liabilities, which are reported within accrued expenses and other liabilities on the consolidated balance sheets. We did not retrospectively adjust prior periods.
During the fiscal year ended July 31, 2017, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.
During the fiscal year ended July 31, 2018, our provision for income taxes was primarily attributable to the alternative minimum tax in the U.S. related to the migration of certain intangible assets and foreign tax provisions in certain foreign jurisdictions in which we conduct business, partially offset by a partial valuation allowance release in the U.S. due to acquisitions completed during fiscal 2018.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2017 As Adjusted (1)	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$135,929	$162,914
Tax credit carryforward	13,100	47,839
Deferred revenue	2,378	27,577
Stock-based compensation expense	27,512	21,252
Accruals and reserves	7,427	8,370
Property and equipment	1,118	—
Total deferred tax assets	187,464	267,952
Deferred tax liabilities:
Deferred commission expense	(22,535)	(27,829)
Goodwill and intangible assets	(483)	(5,909)
Property and equipment	—	(3,870)
Other	(75)	(497)
Total deferred tax liabilities	(23,093)	(38,105)
Valuation allowance	(161,195)	(226,987)
Net deferred tax assets	$3,176	$2,860

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.
The valuation allowance for deferred tax assets was $227.0 million as of July 31, 2018. The net increase in the total valuation allowance for the fiscal years ended July 31, 2017 and 2018 was $69.8 million and $65.8 million, respectively.
As of July 31, 2018, we had approximately $853.2 million of federal net operating loss carryforwards and $562.1 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2030. In addition, we had approximately $43.3 million of federal research credit carryforwards and $30.7 million of state research credit carryforwards. The federal credits will begin to expire in 2030 and the state credits can be carried forward indefinitely.
Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization. If an ownership change occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.
As of July 31, 2018, we held an aggregate of $146.5 million in cash and cash equivalents in our foreign subsidiaries, of which $122.6 million was denominated in U.S. dollars. None of our short-term investments were held in foreign subsidiaries as of July 31, 2018. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended July 31, 2018, we undertook an internal restructuring to align certain intangible assets with our U.S. business. These intangible assets will be subject to U.S. tax amortization.
We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2017	2018
	(in thousands)
Balance at the beginning of the year	$19,711	$42,655
Increases related to current year tax positions	22,571	58,727
Increases related to prior year tax positions	373	4,893
Decreases related to prior year tax positions	—	(14,559)
Balance at the end of the year	$42,655	$91,716
During the fiscal year ended July 31, 2018, the increase in unrecognized tax positions was primarily attributable to federal and state research and development credits, intercompany charges and business combinations in fiscal 2018.
As of July 31, 2018, if uncertain tax positions are fully recognized in the future, it would result in a $7.4 million impact to our effective tax rate, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.
We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2018, we had recognized immaterial accrued interest and penalties related to uncertain tax positions.
We file income tax returns in the U.S. federal jurisdiction as well as various U.S. states and foreign jurisdictions. The tax years 2009 and forward remain open to examination by the major jurisdictions in which we are subject to tax. These fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. We are subject to the continuous examination of income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations and do not anticipate a significant impact to the gross unrecognized tax benefits within the next 12 months related to these years.
Impact of U.S. Federal Income Tax Reform
In December 2017, the U.S. Congress passed and the President signed the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%, effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, the creation of new minimum taxes, such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax and a new minimum tax on certain foreign earnings.
As a result, we are required to remeasure our U.S. deferred tax assets and liabilities at the new tax rate. Our U.S. operation is in a net deferred tax asset position, offset by a full valuation allowance. We reduced our net deferred tax assets and the corresponding valuation allowance by $93.8 million.
The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We have performed an earnings and profits analysis, and as a result of our overall deficit in net accumulated earnings and profits, there will be no transition tax income tax effect in the current period.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax benefit and provision for the fiscal year ended July 31, 2018 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.
We have not yet made a policy election with respect to our treatment of any potential GILTI tax. Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. We are still in the process of analyzing the provisions of the TCJA associated with GILTI and the expected impact GILTI will have on us in the future.
Pursuant to SEC Staff Accounting Bulletin 118, which provides guidance on accounting for the tax effects of the TJCA, we will continue to evaluate the impact of various domestic and international provisions of the TCJA, as well as the impact of additional guidance that may be issued, to assess the full effects on our financial results.
NOTE 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic area by bill-to location:

	Fiscal Year Ended July 31,
	2016 As Adjusted (1)	2017 As Adjusted (1)	2018
	(in thousands)
U.S.	$319,296	$488,079	$648,805
Europe, the Middle East and Africa	65,599	138,815	224,392
Asia Pacific	96,723	186,864	240,247
Other Americas	21,792	32,145	42,013
Total revenue	$503,410	$845,903	$1,155,457

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.
Pursuant to our arrangement with one of our OEMs, prior to the fourth quarter of fiscal 2017, billings to this OEM were entirely attributed to Asia Pacific. Beginning in the fourth quarter of fiscal 2017, billings to this OEM were allocated to various geographic locations.
As of July 31, 2017 and 2018, $63.3 million and $130.0 million, respectively, of our long-lived assets, net were located in the United States.
NOTE 13. RELATED-PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the fiscal years ended July 31, 2016, 2017 and 2018, we did not have any material related party transactions.
In connection with the PernixData Acquisition, entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of our outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData Acquisition. One member of our Board is affiliated with Lightspeed Venture Partners. As of July 31, 2018, entities affiliated with Lightspeed Venture Partners owned approximately 6.7% of our total outstanding Class A and Class B common stock.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2018. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	October 31, 2016 (1)	January 31, 2017 (1)	April 30, 2017 (1)	July 31, 2017 (1)	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
	(unaudited, in thousands, except per share amounts)
Revenue:
Product	$153,536	$158,213	$160,076	$201,472	$219,052	$223,170	$221,117	$224,650
Support, entitlements and other services	35,025	41,001	45,594	50,986	56,500	63,574	68,296	79,098
Total revenue	188,561	199,214	205,670	252,458	275,552	286,744	289,413	303,748
Cost of revenue:
Product (3)(4)	52,210	58,403	62,593	76,187	85,162	83,217	66,680	41,068
Support, entitlements and other services (3)	17,552	18,443	20,613	21,330	23,460	25,311	28,935	32,197
Total cost of revenue	69,762	76,846	83,206	97,517	108,622	108,528	95,615	73,265
Gross profit	118,799	122,368	122,464	154,941	166,930	178,216	193,798	230,483
Operating expenses:
Sales and marketing (3)(4)	128,625	111,374	126,746	134,276	145,405	151,201	169,860	183,191
Research and development (3)	75,281	70,914	74,607	67,817	64,512	70,924	81,291	97,050
General and administrative (3)	29,372	15,481	15,610	16,878	16,052	15,948	24,929	29,472
Total operating expenses	233,278	197,769	216,963	218,971	225,969	238,073	276,080	309,713
Loss from operations	(114,479)	(75,401)	(94,499)	(64,030)	(59,039)	(59,857)	(82,282)	(79,230)
Other income (expense), net	(25,712)	(421)	303	(547)	(189)	(861)	(4,235)	(4,021)
Loss before provision for income taxes	(140,191)	(75,822)	(94,196)	(64,577)	(59,228)	(60,718)	(86,517)	(83,251)
Provision for income taxes	111	547	2,639	1,555	2,259	1,913	(843)	4,118
Net loss	$(140,302)	$(76,369)	$(96,835)	$(66,132)	$(61,487)	$(62,631)	$(85,674)	$(87,369)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (2)	$(1.89)	$(0.54)	$(0.67)	$(0.43)	$(0.39)	$(0.39)	$(0.51)	$(0.51)

(1)	Adjusted to include the impact of ASC 606. Refer to Note 3 for more details on the impact of the adoption of this standard.

(2)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted per share amounts.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Includes stock-based compensation as follows:

	Three Months Ended
	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
	(unaudited, in thousands)
Product cost of sales	$966	$848	$610	$642	$570	$684	$634	$692
Support, entitlements and other services cost of sales	3,350	2,389	2,471	2,201	2,072	2,133	1,951	2,789
Sales and marketing	33,891	15,528	15,726	12,972	13,766	15,942	18,051	17,301
Research and development	34,026	28,759	27,041	19,218	15,542	17,023	16,474	25,350
General and administrative	18,495	5,083	4,503	2,772	3,565	6,229	7,836	9,264
Total	$90,728	$52,607	$50,351	$37,805	$35,515	$42,011	$44,946	$55,396

(4)	Includes amortization of intangible assets as follows:

	Three Months Ended
	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
	(unaudited, in thousands)
Product cost of sales	$238	$360	$358	$358	$895	$1,164	$1,447	$2,135
Sales and marketing	167	248	250	250	211	192	222	289
Total	$405	$608	$608	$608	$1,106	$1,356	$1,669	$2,424

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SUBSEQUENT EVENT
Frame Acquisition
On August 24, 2018, we completed the acquisition of Mainframe2, Inc., ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California. Frame provides a cloud-based Windows desktop and application delivery service. The aggregate preliminary purchase price of approximately $129.7 million consisted of approximately $26.7 million in cash and 1,807,576 unregistered shares of our Class A common stock with an aggregate fair value of approximately $103.0 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Frame security holders.
We also entered into employee holdback or deferred payment arrangements with certain employees of Frame who joined Nutanix after the acquisition, totaling approximately $6.6 million. As payment of these deferred payments is contingent upon the continuous service of the employees, they are being accounted for as compensation over the required service period of three years. In addition, we also issued 643,746 unregistered shares of our Class A common stock to these Frame employees subject to their continuous employment with us. The fair value of the Class A common stock issued pursuant to the holdback arrangements was approximately $36.7 million, or $56.97 per share, the closing price of our Class A common stock on August 24, 2018. This holdback will be accounted for as stock-based compensation over the required three-year service period.
We are currently in the process of finalizing the accounting for this transaction and expect to complete our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of fiscal 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act")) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2018.
The effectiveness of our internal control over financial reporting as of July 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Limitations on the Effectiveness of Controls
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders ("2018 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2018.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Consolidated Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.
(a)(3) Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, between Nutanix, Inc. and U.S. Bank National Association and Form of 0% Convertible Senior Note due 2023.	8-K	001-37883	4.1	1/23/2018
10.1†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q/A	001-37883	10.1	7/5/2017
10.2	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-208711	10.1	12/22/2015
10.3+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.4+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.5+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.6+	2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.5	9/19/2016
10.7+	Employment Agreement, dated as of February 26, 2015, by and between the Registrant and Dheeraj Pandey.	S-1	333-208711	10.6	12/22/2015
10.8+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.9+	Offer Letter, dated as of October 15, 2017 by and between the Registrant and Lou Attanasio	10-Q	001-37883	10.1	12/13/2017
10.10+	Offer Letter, dated as of January 2, 2015, by and between the Registrant and Sunil Potti.	S-1	333-208711	10.9	12/22/2015
10.11+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.12+	Offer Letter, dated as of December 11, 2013, by and between the Registrant and Michael P. Scarpelli.	S-1	333-208711	10.12	12/22/2015
10.13+	Offer Letter, dated as of July 24, 2014, by and between the Registrant and John McAdam.	S-1	333-208711	10.13	12/22/2015
10.14+	Executive Bonus Plan.	S-1	333-208711	10.14	12/22/2015
10.15	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.16	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.17†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and between the Registrant and Super Micro Computer, Inc., as amended by Amendment One to OEM Purchase Agreement dated as of November 13, 2017	10-Q	001-37883	10.03	3/15/2018
10.18+	Offer Letter, dated as of August 8, 2016, by and between the Registrant and Sudheesh Nair Vadakkedath.	S-1/A	333-208711	10.19	9/12/2016
10.19+	Change of Control and Severance Policy.	S-1/A	333-208711	10.21	9/12/2016
10.20†	Integration Services Agreement, dated as of May 19, 2016, by and among the Registrant, Nutanix Netherlands B.V., Avnet, Inc. and Avnet Europe Comm. VA, Kouterveldstraat 20, B-1831, Belgium.	S-1/A	333-208711	10.18	5/27/2016
10.21+	Outside Director Compensation Policy.	10-Q	001-37883	10.1	3/10/2017
10.22+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall	10-Q	001-37883	10.1	3/15/2018
10.23†	Manufacturing Services Agreement, by and between Nutanix, Inc. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017	10-Q	001-37883	10.2	3/15/2018
10.24	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC	10-Q	001-37883	10.1	6/12/2018
10.25	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC	10-Q	001-37883	10.2	6/12/2018
10.26	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC	10-Q	001-37883	10.3	6/12/2018
10.27	Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC	10-Q	001-37883	10.4	6/12/2018
10.28	Purchase Agreement, dated January 17, 2018, by and among Nutanix, Inc. and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation	8-K	001-37883	10.1	1/23/2018
10.29	Form of Sales Incentive Plan by and between the Registrant and certain of its sales executives					X
21.1	List of subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

NUTANIX, INC.

Date: September 21, 2018	By:	/s/ Dheeraj Pandey
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

Signature	Title	Date
/s/ Dheeraj Pandey	Chief Executive Officer and Chairman (Principal Executive Officer)	September 21, 2018
Dheeraj Pandey

/s/ Duston M. Williams	Chief Financial Officer (Principal Financial Officer)	September 21, 2018
Duston M. Williams

/s/ Kenneth W. Long III	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	September 21, 2018
Kenneth W. Long III

/s/ Susan L. Bostrom	Director	September 21, 2018
Susan L. Bostrom

/s/ Craig Conway	Director	September 21, 2018
Craig Conway

/s/ Steven J. Gomo	Director	September 21, 2018
Steven J. Gomo

/s/ John McAdam	Director	September 21, 2018
John McAdam

/s/ Ravi Mhatre	Director	September 21, 2018
Ravi Mhatre

/s/ Jeffrey T. Parks	Director	September 21, 2018
Jeffrey T. Parks

/s/ Michael P. Scarpelli	Director	September 21, 2018
Michael P. Scarpelli