Form 10-Q
period 2018-10-31
Nutanix, Inc.
filed 2018-12-10
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2018, the registrant had 145,930,552 shares of Class A common stock, $0.000025 par value per share, and 33,206,369 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our future revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;

•	our business plan, our growth strategy and our ability to effectively manage our growth;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the productivity of our sales team;

•	our ability to develop new solutions, product features and technology and bring them to market in a timely manner;

•	market acceptance of new technology and recently introduced solutions;

•	the interoperability and availability of our solutions with and on third-party hardware platforms;

•
our plans and objectives for future operations, including plans to continue to invest in our global engineering, research and development and sales and marketing teams, and the impact of such investments on our operations;

•	our ability to increase sales of our solutions;

•	our ability to attract new end customers and retain and grow sales from our existing end customers;

•	our ability to maintain and strengthen our relationships with our channel and OEM partners;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our ability to maintain, protect and enhance our intellectual property;

•	our exposure to and ability to guard against cyber attacks;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	anticipated capital expenditures;

•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;

•
our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including recent changes in global tax laws;

•	economic and industry trends, projected growth or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	our plans for and the impact of changes to our business model, including our shift to a more subscription-based model;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only, and in the mix of the types of appliances we sell; and

•	the sufficiency of cash balances to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2018	October 31, 2018
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$305,975	$399,786
Short-term investments	628,328	565,189
Accounts receivable, net	258,289	237,682
Deferred commissions—current	33,691	34,742
Prepaid expenses and other current assets	36,818	39,621
Total current assets	1,263,101	1,277,020
Property and equipment, net	85,111	104,750
Deferred commissions—non-current	80,688	87,365
Intangible assets, net	45,366	79,830
Goodwill	87,759	184,994
Other assets—non-current	37,855	39,127
Total assets	$1,599,880	$1,773,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,503	$69,474
Accrued compensation and benefits	85,398	65,709
Accrued expenses and other current liabilities	31,682	28,552
Deferred revenue—current	275,648	307,195
Total current liabilities	458,231	470,930
Deferred revenue—non-current	355,559	394,605
Convertible senior notes, net	429,598	436,745
Other liabilities—non-current	29,713	39,487
Total liabilities	1,273,101	1,341,767
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2018 and October 31, 2018; no shares issued and outstanding as of July 31, 2018 and October 31, 2018	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2018 and October 31, 2018; 172,858,082 (135,109,672 Class A and 37,748,410 Class B) and 179,066,211 (141,366,331 Class A and 37,699,880 Class B) shares issued and outstanding as of July 31, 2018 and October 31, 2018	4	4
Additional paid-in capital	1,355,907	1,554,878
Accumulated other comprehensive loss	(1,002)	(1,168)
Accumulated deficit	(1,028,130)	(1,122,395)
Total stockholders’ equity	326,779	431,319
Total liabilities and stockholders’ equity	$1,599,880	$1,773,086

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2017	2018
	(in thousands, except share and per share data)
Revenue:
Product	$219,052	$224,346
Support, entitlements and other services	56,500	88,937
Total revenue	275,552	313,283
Cost of revenue:
Product	85,162	39,261
Support, entitlements and other services	23,460	34,845
Total cost of revenue	108,622	74,106
Gross profit	166,930	239,177
Operating expenses:
Sales and marketing	145,405	196,497
Research and development	64,512	110,531
General and administrative	16,052	27,339
Total operating expenses	225,969	334,367
Loss from operations	(59,039)	(95,190)
Other expense, net	(189)	(2,703)
Loss before provision for (benefit from) income taxes	(59,228)	(97,893)
Provision for (benefit from) income taxes	2,259	(3,628)
Net loss	$(61,487)	$(94,265)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.39)	$(0.54)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	156,780,631	175,445,969

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Net loss	$(61,487)	$(94,265)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(130)	(166)
Comprehensive loss	$(61,617)	$(94,431)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2017	154,636,520	$4	$948,134	$(106)	$(730,969)	$217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	3,989,701	—	7,968	—	—	7,968
Issuance of common stock from ESPP purchase	1,261,104	—	17,402	—	—	17,402
Vesting of early exercised stock options	—	—	249	—	—	249
Stock-based compensation	—	—	35,515	—	—	35,515
Other comprehensive loss	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(61,487)	(61,487)
Balance - October 31, 2017	159,887,325	$4	$1,009,268	$(236)	$(792,456)	$216,580

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2018	172,858,082	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629,079	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,127,728	—	26,318	—	—	26,318
Vesting of early exercised stock options	—	—	70	—	—	70
Issuance of common stock in connection with a business combination	2,451,322	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066,211	$4	$1,554,878	$(1,168)	$(1,122,395)	$431,319

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(61,487)	$(94,265)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,333	16,183
Stock-based compensation	35,515	65,925
Change in fair value of contingent consideration	282	(799)
Amortization of debt discount and issuance costs	—	7,148
Other	131	(759)
Changes in operating assets and liabilities:
Accounts receivable, net	7,326	23,497
Deferred commissions	(8,457)	(7,728)
Prepaid expenses and other assets (1)	(316)	(3,812)
Accounts payable	(6,504)	1,292
Accrued compensation and benefits	(7,220)	(19,689)
Accrued expenses and other liabilities	(293)	(7,442)
Deferred revenue	39,788	70,273
Net cash provided by operating activities (1)	10,098	49,824
Cash flows from investing activities:
Maturities of investments	35,920	143,409
Purchases of investments	(59,108)	(79,766)
Purchases of property and equipment	(17,965)	(29,832)
Payment for a business combination, net of cash and restricted cash acquired	—	(18,662)
Net cash (used in) provided by investing activities	(41,153)	15,149
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	25,231	29,890
Payment of debt in conjunction with a business combination	—	(991)
Payment of convertible notes issuance costs	—	(75)
Payment of offering costs	(85)	—
Net cash provided by financing activities	25,146	28,824
Net (decrease) increase in cash, cash equivalents and restricted cash (1)	$(5,909)	$93,797
Cash, cash equivalents and restricted cash—beginning of period (1)	139,497	307,098
Cash, cash equivalents and restricted cash—end of period (1)	$133,588	$400,895
Restricted cash (1)(2)	1,129	1,109
Cash and cash equivalents—end of period	$132,459	$399,786
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,066	$3,910
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with a business combination	$—	$102,978
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,084	$15,717
Vesting of early exercised stock options	$249	$70

(1)
During the first quarter of fiscal 2019, we adopted Accounting Standards Update ("ASU") No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. We adopted the standard retrospectively for the prior period presented. Our adoption of ASU 2016-18 did not have any significant impact on our condensed consolidated statements of cash flows.

(2)	Included within other assets—non-current in the condensed consolidated balance sheets.

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
We provide a leading enterprise cloud platform that digitizes the traditional silos of enterprise computing, converging compute, virtualization, storage, networking, desktop, governance and security services into one integrated solution. We primarily sell our products and services to end customers through distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners").
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission ("SEC"), on September 24, 2018. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on the previously reported net loss or accumulated deficit.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the best estimate of selling prices for products and related support; useful lives of intangible assets and property and equipment; allowance for doubtful accounts; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; fair value of contingent consideration in a business combination; sales commissions expense; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2017 and 2018, no end customer accounted for more than 10% of total revenue.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,
Partners	2017	2018	July 31, 2018	October 31, 2018
Partner A	17%	12%	16%	14%
Partner B	28%	11%	13%	(1)
Partner C	19%	22%	15%	16%
Partner D	10%	(1)	(1)	11%
Partner E	12%	12%	12%	13%

(1)	Less than 10%
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on September 24, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard was effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including interim reporting periods within those fiscal years. We adopted this ASU effective August 1, 2018 using a modified retrospective approach. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements, as the increase in our U.S. deferred tax assets was offset by a valuation allowance.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including interim reporting periods within those fiscal years. We adopted the new standard effective August 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from operating activities to changes in cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows were not material for any period presented.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the standard effective August 1, 2018, using the prospective approach, and our adoption did not have a material impact on the condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software, which standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the standard effective August 1, 2018, using the prospective approach, and our adoption did not have a significant impact on our condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In August 2018, the SEC issued Securities Act Release No. 33-10532, which amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity.  Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. We adopted this new guidance during the first quarter of fiscal 2019 and have included a reconciliation of the changes in stockholders' equity in this Quarterly Report on Form 10-Q.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which requires recognition of right-to-use lease assets and lease liabilities for all leases, except for short-term leases, on the balance sheet of lessees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We will adopt ASU 2016-02 effective August 1, 2019. This new standard requires a modified retrospective transition approach and provides certain optional transition relief. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets, given that we had operating lease commitments in excess of $100 million as of October 31, 2018. We expect that most of our operating lease commitments will be subject to the new standard and recognized as lease liabilities and right-of-use assets upon adoption, which will increase the total assets and total liabilities reported. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of operations, as the expense recognition under this new standard will be similar to current practice. We do not expect the adoption of this ASU to have a material impact on our condensed consolidated statements of cash flows.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years, and will be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax rate as a result of TCJA is recognized. We have not made a determination as to which alternative method we will use upon adoption of the standard, but we do not expect the adoption of this ASU to have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. We do not expect the adoption of this ASU to have a significant impact on our quarterly or annual disclosures.
Note 2. BUSINESS COMBINATION
Mainframe2, Inc.
On August 24, 2018, we completed the acquisition of Mainframe2, Inc. ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California ("Frame Acquisition"). Frame provides a cloud-based Windows desktop and application delivery service. The aggregate preliminary purchase price of approximately $129.7 million consisted of approximately $26.7 million in cash and 1,807,576 shares of our Class A common stock, with an aggregate fair value of approximately $103.0 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Frame security holders.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We also entered into employee holdback or deferred payment arrangements with certain employees of Frame who joined Nutanix after the acquisition, totaling approximately $43.3 million, of which $6.6 million will be paid in cash and $36.7 million will be paid in shares. As payment of these deferred payments is contingent upon the continuous service of the employees, they are being accounted for as post-combination compensation expense over the required service period of three years. As part of the share holdback arrangements, we issued 643,746 shares of our Class A common stock with a fair value of $56.97 per share, the closing price of our Class A common stock on August 24, 2018. This holdback is being accounted for as stock-based compensation over the required three-year service period. On September 21, 2018, we filed a Form S-3 registration statement with the SEC for the 2,451,322 shares of our Class A common stock that were issued as partial consideration in the Frame Acquisition.
Acquisition-related costs are expensed as incurred as general and administrative expenses on our condensed consolidated statement of operations. We incurred approximately $0.9 million of acquisition-related costs in connection with the Frame Acquisition, of which approximately $0.2 million was recognized during the three months ended October 31, 2018.
The following table presents the preliminary aggregate purchase price allocation related to our acquisition of Frame as of October 31, 2018:

Estimated Fair Value
(in thousands)
Goodwill	$97,143
Amortizable intangible assets	38,180
Tangible assets acquired	10,811
Liabilities assumed	(16,474)
Total consideration	$129,660

The $38.2 million of amortizable intangible assets includes $31.8 million related to developed technology and $2.2 million related to customer relationships, which will be amortized over an estimated economic life of five years, and $4.2 million related to trade name, which will be amortized over an estimated economic life of four years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in this acquisition is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the knowledgeable and experienced workforce that joined us as part of the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually or more frequently if certain indicators of impairment are present. Goodwill is not expected to be deductible for income tax purposes.
The purchase price allocation for Frame reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs.
Our condensed consolidated financial statements for the three months ended October 31, 2018 include the operations of Frame from the date of the acquisition. Pro forma results of operations have not been presented because they are not material to our condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3.    REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEM partners or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships. The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Non-portable software	$126,897	$146,570
Subscription	62,376	126,976
Hardware	80,838	32,547
Professional services	5,441	7,190
Total revenue	$275,552	$313,283

Prior to the first quarter of fiscal 2019, we disaggregated revenue into the following categories: software revenue, hardware revenue and support, entitlements and other services revenue. Software revenue included non-portable software and term-based software licenses. Under the new disaggregated revenue categories, included in the table above, term-based software licenses are included within subscription revenue and non-portable software is presented separately. Support, entitlements and other services revenue included software entitlement and support subscriptions and professional services. Under the new disaggregated revenue categories, software entitlement and support subscriptions are included within subscription revenue and professional services revenue is presented separately. There was no change to the presentation of hardware revenue.
Non-portable software revenue — Non-portable software revenue includes sales of our software operating system when delivered on a configured to order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance the software is delivered on. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
Subscription revenue — Subscription revenue is generated from the sales of software entitlement and support subscriptions, separately purchased software term-based licenses and cloud-based Software as a Service ("SaaS") offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period. These offerings represented approximately $51.1 million and $83.0 million of our subscription revenue for the three months ended October 31, 2017 and 2018, respectively. Revenue from our separately purchased software term-based licenses is generally recognized upon transfer of control to the customer, which happens when we make the software available to the customer. These software term-based licenses represented approximately $11.3 million and $44.0 million of our subscription revenue for the three months ended October 31, 2017 and 2018, respectively. For the quarter ended October 31, 2018, the weighted average term for these subscriptions was approximately 3.6 years.
Hardware revenue — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Contracts with multiple performance obligations — Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. For deliverables that we routinely sell separately, such as software entitlement and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. Unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was not material for any of the periods presented.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2018 and October 31, 2018 is presented in the accompanying condensed consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer contracts are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, the amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment.
Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertain to support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date.
Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Three Months Ended October 31, 2018
	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2018	$631,207	$114,379
Additions	159,210	33,958
Revenue/commissions recognized	(88,937)	(26,230)
Assumed in a business combination	320	—
Balance as of October 31, 2018	$701,800	$122,107
Of the $122.1 million deferred commissions balance as of October 31, 2018, we expect to recognize approximately 28% as commission expense over the next 12 months, and the remainder thereafter.
During the three months ended October 31, 2017, we recognized revenue of approximately $49.6 million pertaining to amounts deferred as of July 31, 2017. During the three months ended October 31, 2018, we recognized revenue of approximately $78.8 million pertaining to amounts deferred as of July 31, 2018.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $719.7 million as of October 31, 2018, of which we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.
Note 4.    FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$41,763	$—	$—	$41,763
Commercial paper	—	77,818	—	77,818
U.S. government securities	—	4,985	—	4,985
Short-term investments:
Corporate bonds	—	448,458	—	448,458
Commercial paper	—	120,772	—	120,772
U.S. government securities	—	59,098	—	59,098
Total measured at fair value	$41,763	$711,131	$—	$752,894
Cash				181,409
Total cash, cash equivalents and short-term investments				$934,303
Financial Liabilities:
Contingent consideration	$—	$—	$1,872	$1,872

	As of October 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$59,957	$—	$—	$59,957
Commercial paper	—	106,600	—	106,600
U.S. government securities	—	4,985	—	4,985
Short-term investments:
Corporate bonds	—	458,674	—	458,674
Commercial paper	—	57,247	—	57,247
U.S. government securities	—	49,268	—	49,268
Total measured at fair value	$59,957	$676,774	$—	$736,731
Cash				228,244
Total cash, cash equivalents and short-term investments				$964,975
Financial Liabilities:
Contingent consideration	$—	$—	$1,073	$1,073

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

	As of July 31, 2018		As of October 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$429,598	$685,527	$436,745	$634,513

The carrying value of the Notes as of October 31, 2018 was net of the unamortized debt discount of $130.9 million and unamortized debt issuance costs of $7.3 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
A summary of the changes in the fair value of our contingent consideration, characterized as Level 3 in the fair value hierarchy, is as follows:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Contingent consideration—beginning balance	$4,295	$1,872
Change in fair value (1)	282	(799)
Contingent consideration—ending balance	$4,577	$1,073

(1)	Recognized in the condensed consolidated statements of operations within general and administrative expenses.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 5.    BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2018 and October 31, 2018, unrealized gains and losses from our short-term investments were not material. As of July 31, 2018 and October 31, 2018, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, at July 31, 2018 and October 31, 2018, there were no other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2018
(in thousands)
Due within one year	$434,191
Due in one year through three years	130,998
Total	$565,189

Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2018	October 31, 2018
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$131,805	$153,647
Demonstration units	12	53,547	54,387
Leasehold improvements	(1)	19,916	26,138
Furniture and fixtures	60	7,636	9,580
Total property and equipment, gross		212,904	243,752
Less: accumulated depreciation		(127,793)	(139,002)
Total property and equipment, net		$85,111	$104,750

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $10.2 million and $12.5 million for the three months ended October 31, 2017 and 2018, respectively.
Goodwill and Intangible Assets, Net

The changes in the carrying value of goodwill during the three months ended October 31, 2018 were as follows:

Carrying Amount
(in thousands)
Balance as of July 31, 2018	$87,759
Acquired in Frame Acquisition	97,143
Other	92
Balance as of October 31, 2018	$184,994

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Intangible assets, net consists of the following:

	As of
	July 31, 2018	October 31, 2018
	(in thousands)
Developed technology	$47,500	$79,300
Customer relationships	6,650	8,860
Trade name	—	4,170
Total intangible assets, gross	54,150	92,330
Less:
Accumulated amortization of developed technology	(6,956)	(10,122)
Accumulated amortization of customer relationships	(1,828)	(2,204)
Accumulated amortization of trade name	—	(174)
Total accumulated amortization	(8,784)	(12,500)
Total intangible assets, net	$45,366	$79,830

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining nine months)	$13,060
2020	17,380
2021	17,380
2022	16,183
2023	10,856
Thereafter	4,971
Total	$79,830

Other Assets—Non-Current
Other assets—non-current consists of the following:

	As of
	July 31, 2018	October 31, 2018
	(in thousands)
Other tax assets—non-current	$30,927	$31,460
Deferred tax assets—non-current	2,860	2,810
Other	4,068	4,857
Total other assets—non-current	$37,855	$39,127

Other tax assets—non-current as of July 31, 2018 and October 31, 2018 represents a receivable associated with alternative minimum tax credit carryforwards which will be refundable as a result of the Tax Cuts and Jobs Act. For additional details, refer to Note 10.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2018	October 31, 2018
	(in thousands)
Accrued commissions	$21,660	$17,721
Accrued vacation	10,548	12,069
Payroll taxes payable	9,563	9,718
Contributions to ESPP withheld	21,931	8,907
Accrued bonus	12,129	7,848
Other	9,567	9,446
Total accrued compensation and benefits	$85,398	$65,709
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2018	October 31, 2018
	(in thousands)
Income taxes payable	$20,863	$19,571
Accrued professional services	5,838	3,124
Other	4,981	5,857
Total accrued expenses and other current liabilities	$31,682	$28,552

Note 6.     CONVERTIBLE SENIOR NOTES
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023 (the "Notes"), in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act of 1933, as amended. This included $75.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the Notes. The total net proceeds from the Notes are as follows:

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
Based on the closing price of our Class A common stock of $41.51 on October 31, 2018, the if-converted value of the Notes was greater than the principal amount. However, since the price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended October 31, 2018, the Notes are not convertible for the fiscal quarter commencing after October 31, 2018.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Notes consisted of the following:

As of October 31, 2018
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt discount (1)	(130,949)
Unamortized debt issuance costs (1)	(7,306)
Net carrying amount	$436,745
Carrying amount of equity component (2)	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of October 31, 2018, the remaining life of the Notes was approximately 50 months.
The following table sets forth the total interest expense recognized related to the Notes:

Three Months Ended October 31, 2018
(in thousands)
Interest expense related to amortization of debt discount	$6,770
Interest expense related to amortization of debt issuance costs	378
Total interest expense	$7,148

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2018 and October 31, 2018. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Future minimum payments due under operating leases as of October 31, 2018 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining nine months)	$22,196
2020	28,084
2021	25,506
2022	25,233
2023	24,151
Thereafter	18,315
Total	$143,485

Purchase Commitments
In the normal course of business, we make commitments with our third-party hardware product manufacturers to manufacture our inventory and non-standard components based on our forecasts. These commitments consist of obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge for firm, non-cancelable and unconditional purchase commitments with our third-party hardware product manufacturers for non-standard components when and if quantities exceed our future demand forecasts through a charge to cost of product revenue. As of October 31, 2018, we had approximately $60.0 million of non-cancelable purchase commitments pertaining to our normal operations, and approximately $126.6 million in the form of guarantees to our contract manufacturers related to certain components.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 8.     STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2018, we had 1,000,000,000 shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200,000,000 shares of Class B common stock authorized, with a par value of $0.000025 per share. As of October 31, 2018, we had 141,366,331 shares of Class A common stock issued and outstanding and 37,699,880 shares of Class B common stock issued and outstanding.
Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders. Holders of Class B common stock are entitled to 10 votes for each share of Class B common stock held on all matters submitted to a vote of stockholders. Except with respect to voting, the rights of the holders of Class A and Class B common stock are identical. Shares of Class B common stock are voluntarily convertible into shares of Class A common stock at the option of the holder and are generally automatically converted into shares of our Class A common stock upon a sale or transfer. Shares issued in connection with exercises of stock options, vesting of restricted stock units, or shares purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of common stock warrants are converted into shares of our Class B common stock.
Note 9. EQUITY INCENTIVE PLANS
Stock Plans
We have three equity incentive plans, the 2010 Stock Plan ("2010 Plan"), 2011 Stock Plan ("2011 Plan") and 2016 Equity Incentive Plan ("2016 Plan"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our initial public offering ("IPO"). As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan will remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms.
Under the 2016 Plan, we may grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 7,731,826 and 8,642,904 shares, respectively, pursuant to these provisions. As of October 31, 2018, we had reserved a total of 52,147,732 shares for the issuance of equity awards under the Stock Plans, of which 18,417,184 shares were still available for grant.
Restricted Stock Units
Performance RSUs — We grant RSUs that have both service and performance conditions to our executives and employees ("Performance RSUs"). Vesting of Performance RSUs is subject to continuous service and the satisfaction of certain performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of Performance RSUs are subject to the performance conditions actually being met.
Market Stock Units — In October 2018, the Compensation Committee of our Board of Directors approved the grant of 100,000 RSUs subject to certain market conditions ("MSUs") to our Chief Executive Officer ("CEO"), with a weighted average grant date fair value per unit of $25.16. The MSUs may vest based upon the achievement of an average stock price of $80 over a performance period of approximately 4.5 years (the “Performance Period”), subject to his continuous service on each vesting date. The average stock price will be calculated based on the average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the “Average Stock Price”). The Average Stock Price will be measured once per quarter during the Performance Period, and:

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

•
If the Average Stock Price on any given quarterly measurement date does not equal or exceed $80, then none of the MSUs will vest that quarter, and any unvested MSUs will carry over to the next quarter (the “Carryover MSUs”);

•	If the Average Stock Price on any given quarterly measurement date equals or exceeds $80, then 1/18th of the MSUs plus the applicable Carryover MSUs, if any, would vest; and/or

•	If the Average Stock Price never equals or exceeds $80 during the Performance Period, the MSUs would terminate at the end of the Performance Period.

We used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We will recognize stock-based compensation expense related to these MSUs using a graded vesting attribution method over the Performance Period. As of October 31, 2018, 100,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
Outstanding at July 31, 2018	23,597,499	$31.20
Granted	1,789,990	$44.14
Vested	(1,677,501)	$23.19
Canceled/forfeited	(371,928)	$28.39
Outstanding at October 31, 2018	23,338,060	$32.81

Stock Options
We did not grant any stock options during the three months ended October 31, 2018. A total of 950,965 stock options were exercised during the three months ended October 31, 2018, for an average exercise price per share of $3.87. As of October 31, 2018, 10,358,308 stock options, with a weighted average exercise price of $5.23 per share, a weighted average remaining contractual life of 5.4 years and an aggregate intrinsic value of $375.8 million, remained outstanding.
Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan ("2016 ESPP"), which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 and 1,728,580 shares, respectively, pursuant to these provisions.
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
During the three months ended October 31, 2018, 1,127,728 shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $26.3 million. As of October 31, 2018, 2,283,313 shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2017	2018
Expected term (in years)	0.75	0.79
Risk-free interest rate	1.25%	2.5%
Volatility	50.2%	49.5%
Dividend yield	—%	—%

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Cost of revenue:
Product	$570	$698
Support, entitlements and other services	2,072	3,157
Sales and marketing	13,766	22,606
Research and development	15,542	31,009
General and administrative	3,565	8,455
Total stock-based compensation expense	$35,515	$65,925

As of October 31, 2018, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $701.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.
Note 10. INCOME TAXES
The income tax provision of $2.3 million for the three months ended October 31, 2017 primarily consisted of foreign taxes on our international operations and U.S. state income taxes. The income tax benefit of $3.6 million for the three months ended October 31, 2018 primarily consisted of a $5.9 million U.S. valuation allowance release in connection with an acquisition, partially offset by foreign taxes on our international operations and U.S. state income taxes. The net deferred tax liability recorded in connection with this acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of our U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
In December 2017, the U.S. Congress passed, and the President signed, the Tax Cuts and Jobs Act, which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%, effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, the creation of new minimum taxes, such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax and a new minimum tax on certain foreign earnings.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. During the first quarter of fiscal 2019, the Company noted no additional guidance or information that affects the provisional amounts previously recorded. While we do not anticipate any remaining adjustments, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the TCJA.
The income tax benefit for the quarter ended October 31, 2018 is based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.
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
Note 11. NET LOSS PER SHARE
Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include participating securities and shares issuable upon the exercise of stock options, the exercise of common stock warrants, the exercise of convertible preferred stock warrants, the vesting of RSUs and each purchase under the 2016 ESPP, under the treasury stock method.
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended October 31,
	2017	2018
	(in thousands, except share and per share data)
Numerator:
Net loss	$(61,487)	$(94,265)
Denominator:
Weighted average shares—basic and diluted	156,780,631	175,445,969
Net loss per share attributable to common stockholders—basic and diluted	$(0.39)	$(0.54)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2017	2018
Outstanding stock options and RSUs	34,400,643	33,696,368
Employee stock purchase plan	2,089,383	1,596,411
Contingently issuable shares pursuant to business combinations	—	920,371
Common stock subject to repurchase	152,558	29,461
Common stock warrants	34,180	34,180
Total	36,676,764	36,276,791

Note 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
U.S.	$187,365	$181,006
Europe, the Middle East and Africa	37,444	54,776
Asia Pacific	44,859	67,238
Other Americas	5,884	10,263
Total revenue	$275,552	$313,283

As of July 31, 2018 and October 31, 2018, $130.0 million and $160.3 million, respectively, of our long-lived assets, net were located in the United States.
Note 13. RELATED PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the three months ended October 31, 2017 and 2018, we did not have any material related party transactions.
In connection with the acquisition of PernixData in the first quarter of fiscal 2017, entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of our outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData acquisition. One member of our Board is affiliated with Lightspeed Venture Partners. As of October 31, 2018, entities affiliated with Lightspeed Venture Partners owned approximately 6.5% of our total outstanding Class A and Class B common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2018 included in our Annual Report on Form 10-K filed on September 24, 2018. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in Part II, Item 1A of this Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform that powers many of the world’s business applications and end user services by providing software solutions that digitize the traditional silos of enterprise computing. Our solution allows our customers to virtualize various clouds - private, public, edge - into one seamless cloud enabling enterprises to choose the right cloud for the right application. Our enterprise cloud platform converges compute, virtualization, storage, networking, desktop, governance and security services into one integrated, simple to consume solution delivered through software. Further, our software and software as a service ("SaaS") solutions allow enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance. We underpin the platform with unique web-scale engineering and one-click operational simplicity that powers any scale deployment while giving customers the freedom of choice across various hardware platforms, across various virtualization solutions and across major public cloud providers.
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
Product revenue is generated primarily from the sales of our solution and is generally recognized upon transfer of control to the customer. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts and is recognized ratably over the term of those support contracts. Historically, we have delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the appliance. However, during fiscal 2018, most of our customers have transitioned to purchasing appliances directly from our OEMs. In addition, we have started an initiative to transition to a subscription business model, which includes transitioning our non-portable software sales to subscription term-based licenses, a trend that we expect to continue over the next several quarters.
We had a broad and diverse base of approximately 11,490 end customers as of October 31, 2018, including approximately 720 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 7,810 as of October 31, 2017 to approximately 11,490 as of October 31, 2018. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. The majority of our sales and marketing investment is used to educate our end customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and non-virtualized applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.

We continue to invest heavily in the growth of our business, including the development of our solutions and build-out of our global sales force. The number of our full-time employees increased from approximately 3,010 as of October 31, 2017 to approximately 4,380 as of October 31, 2018. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina, Seattle, Washington and Belgrade, Serbia. We have also expanded our international sales and marketing presence by continuing to build out our global teams. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $275.6 million and $313.3 million for the three months ended October 31, 2017 and 2018, respectively, an increase of 13.7%. Our net losses were $61.5 million and $94.3 million for the three months ended October 31, 2017 and 2018, respectively. Net cash provided by operating activities was $10.1 million and $49.8 million for the three months ended October 31, 2017 and 2018, respectively. Free cash flow, which is calculated as net cash provided by operating activities less purchases of property and equipment, was an outflow of $7.9 million for the three months ended October 31, 2017 and an inflow of $20.0 million for the three months ended October 31, 2018. As of October 31, 2018, we had an accumulated deficit of $1.1 billion.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Three Months Ended October 31,
	2017	2018
	(in thousands, except percentages)
Total revenue	$275,552	$313,283
Year-over-year percentage increase	46.1%	13.7%
Subscription revenue	$62,376	$126,976
Software and support revenue	$194,714	$280,736
Total billings	$315,340	$383,556
Subscription billings	$98,902	$194,764
Software and support billings	$234,502	$351,009
Gross profit	$166,930	$239,177
Adjusted gross profit	$170,467	$246,200
Gross margin	60.6%	76.3%
Adjusted gross margin	61.9%	78.6%
Total deferred revenue	$408,844	$701,800
Net cash provided by operating activities	$10,098	$49,824
Free cash flow	$(7,867)	$19,992
Non-GAAP operating expenses	$192,603	$272,065
Total end customers	7,810	11,490

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Disaggregation of revenue:
Non-portable software revenue	$126,897	$146,570
Subscription revenue	62,376	126,976
Hardware revenue	80,838	32,547
Professional services revenue	5,441	7,190
Total revenue	$275,552	$313,283

Disaggregation of billings:
Non-portable software billings	$126,897	$146,570
Subscription billings	98,902	194,764
Hardware billings	80,838	32,547
Professional services billings	8,703	9,675
Total billings	$315,340	$383,556
Non-portable software — Non-portable software revenue includes sales of our software operating system when delivered on a configured to order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance the software is delivered on. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
Subscription — Subscription revenue is generated from the sales of software entitlement and support subscriptions, separately purchased software term-based licenses and cloud-based SaaS offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period. These offerings represented approximately $51.1 million and $83.0 million of our subscription revenue for the three months ended October 31, 2017 and 2018, respectively. Revenue from our separately purchased software term-based licenses is generally recognized upon transfer of control to the customer, which happens when we make the software available to the customer. These software term-based licenses represented approximately $11.3 million and $44.0 million of our subscription revenue for the three months ended October 31, 2017 and 2018, respectively. For the quarter ended October 31, 2018, the weighted average term for these subscriptions was approximately 3.6 years.
Hardware — In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
Professional services — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Billings is a performance measure which management believes provides useful information to investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Free cash flow is a performance measure that provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which management believes provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, subscription billings, professional services billings, software and support billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, professional services revenue, software and support revenue, gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP measures as follows:
Total billings — We calculate total billings by adding the change in deferred revenue, net of acquisitions, between the start and end of the period to total revenue recognized in the same period.
Subscription billings— We calculate subscription billings by adding the change in subscription deferred revenue, net of acquisitions, between the start and end of the period to subscription revenue recognized in the same period.
Professional services billings— We calculate professional services billings by adding the change in professional services deferred revenue, net of acquisitions, between the start and end of the period to professional services revenue recognized in the same period.
Software and support billings— We calculate software and support billings by adding the change in software and support deferred revenue, net of acquisitions, between the start and end of the period to software and support revenue recognized in the same period. Software and support revenue and billings include software and support, entitlements and other services revenue and billings.
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

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2017	2018
	(in thousands, except percentages)
Total revenue	$275,552	$313,283
Change in deferred revenue, net of acquisitions	39,788	70,273
Total billings (non-GAAP)	$315,340	$383,556

Gross profit	$166,930	$239,177
Stock-based compensation	2,642	3,855
Amortization of intangible assets	895	3,168
Adjusted gross profit (non-GAAP)	$170,467	$246,200

Gross margin	60.6%	76.3%
Stock-based compensation	1.0%	1.2%
Amortization of intangible assets	0.3%	1.1%
Adjusted gross margin (non-GAAP)	61.9%	78.6%

Net cash provided by operating activities	$10,098	$49,824
Purchases of property and equipment	(17,965)	(29,832)
Free cash flow (non-GAAP)	$(7,867)	$19,992

Operating expenses	$225,969	$334,367
Stock-based compensation	(32,873)	(62,070)
Change in fair value of contingent consideration	(282)	799
Amortization of intangible assets	(211)	(550)
Acquisition-related costs	—	(481)
Operating expenses (non-GAAP)	$192,603	$272,065

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Subscription revenue	$62,376	$126,976
Change in subscription deferred revenue, net of acquisitions (1)	36,526	67,788
Subscription billings	$98,902	$194,764

Professional services revenue	$5,441	$7,190
Change in professional services deferred revenue	3,262	2,485
Professional services billings	$8,703	$9,675

Software revenue	$138,214	$191,799
Hardware revenue	80,838	32,547
Product revenue	219,052	224,346
Support, entitlements and other services revenue	56,500	88,937
Total revenue	$275,552	$313,283

Total software and support revenue (2)	$194,714	$280,736
Change in software and support deferred revenue, net of acquisitions (1)	39,788	70,273
Software and support billings (2)	$234,502	$351,009

(1)	Amount for the three months ended October 31, 2018 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

(2)	Software and support revenue and billings include software and support, entitlements and other services revenue and billings.
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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, and as part of this, we intend to specifically expand our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000. We have significantly increased our sales and marketing personnel, which grew by approximately 40% from October 31, 2017 to October 31, 2018. We estimate, based on past experience, that sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2018, we considered approximately 58% of our global sales team members to be fully ramped, while the remaining approximately 42% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team to acquire new end customers and to increase sales to existing end customers.
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

Market Adoption of Our Products
The public cloud has changed IT buyer expectations about the simplicity, agility, scalability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our platform, both as compared to traditional datacenter architectures, as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our platform represents and the relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.
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
Continued Purchases and Upgrades within Existing Customer Base
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2018, approximately 65% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, to date in an amount that is more than 4.1x greater, on average, than their initial order. This number increases to approximately 10.1x, on average, for Global 2000 end customers who have been with us for 18 months or longer, and to more than 19.0x, on average, for our top 25 end customers as of October 31, 2018. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers. Our business and operating results will depend on our ability to sell additional products to our existing and future base of end customers.
Changes in Product Mix and Associated Accounting Impact
Shifts in the mix of whether our solutions are sold with or without an appliance, or sales of our solution on a subscription basis, could result in fluctuations in our revenue and gross margin. Sales where customers separately procure an appliance typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. Sales of subscription software include fixed-term licenses and other offerings with ongoing performance obligations, such as SaaS. Since revenue is recognized as performance obligations are delivered, sales in this manner may reflect lower revenue in a given period.
Historically, we have delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the appliance. However, starting in the first quarter of fiscal 2018, more of our customers began buying appliances directly from our OEMs, or in some cases, purchasing separately sold subscription software. We expect to continue to see increases in the sales of our solutions without hardware appliances and sales of subscription software, which will be reflected in further corresponding changes to our revenue and gross margin.
Revenue for our solutions, whether or not sold on an appliance by us or as a software subscription, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEM partners or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of our sales are made through channel partners and OEM relationships.
Product revenue — Product revenue consists of software and hardware revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, or upon making the software available to the customer when not sold with an appliance. In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
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
Cost of Revenue
Cost of product revenue — Cost of product revenue consists of costs paid to third-party contract manufacturers, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses and stock-based compensation, and allocated costs, consisting of certain facilities, depreciation and amortization, recruiting and information technology costs allocated based on headcount.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of wages, benefits, bonuses and, with respect to sales and marketing expenses, sales commissions. Personnel costs also include stock-based compensation expense.
Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue to increase in absolute dollars as we increase the size of our global sales and marketing organizations. Sales and marketing expense may fluctuate as a percentage of total revenue.
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

General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense to increase in absolute dollars, particularly due to additional legal, accounting, insurance and other costs associated with our growth, although G&A expense may fluctuate as a percentage of total revenue.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), foreign currency exchange gains or losses and gains or losses on investments. During the three months ended October 31, 2018, we recognized $7.1 million of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Revenue:
Product	$219,052	$224,346
Support, entitlements and other services	56,500	88,937
Total revenue	275,552	313,283
Cost of revenue:
Product (1)(2)	85,162	39,261
Support, entitlements and other services (1)	23,460	34,845
Total cost of revenue	108,622	74,106
Gross profit	166,930	239,177
Operating expenses:
Sales and marketing (1)(2)	145,405	196,497
Research and development (1)	64,512	110,531
General and administrative (1)	16,052	27,339
Total operating expenses	225,969	334,367
Loss from operations	(59,039)	(95,190)
Other expense, net	(189)	(2,703)
Loss before provision for (benefit from) income taxes	(59,228)	(97,893)
Provision for (benefit from) income taxes	2,259	(3,628)
Net loss	$(61,487)	$(94,265)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$570	$698
Support, entitlements and other services cost of revenue	2,072	3,157
Sales and marketing	13,766	22,606
Research and development	15,542	31,009
General and administrative	3,565	8,455
Total stock-based compensation expense	$35,515	$65,925

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$895	$3,168
Sales and marketing	211	550
Total amortization of intangible assets	$1,106	$3,718

	Three Months Ended October 31,
	2017	2018
	(as a percentage of total revenue)
Revenue:
Product	79.5%	71.6%
Support, entitlements and other services	20.5%	28.4%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	30.9%	12.6%
Support, entitlements and other services	8.5%	11.1%
Total cost of revenue	39.4%	23.7%
Gross profit	60.6%	76.3%
Operating expenses:
Sales and marketing	52.8%	62.7%
Research and development	23.4%	35.3%
General and administrative	5.8%	8.7%
Total operating expenses	82.0%	106.7%
Loss from operations	(21.4)%	(30.4)%
Other expense, net	(0.1)%	(0.9)%
Loss before provision for (benefit from) income taxes	(21.5)%	(31.3)%
Provision for (benefit from) income taxes	0.8%	(1.2)%
Net loss	(22.3)%	(30.1)%

Comparison of the Three Months Ended October 31, 2017 and 2018
Revenue

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Product	$219,052	$224,346	$5,294	2%
Support, entitlements and other services	56,500	88,937	32,437	57%
Total revenue	$275,552	$313,283	$37,731	14%

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
U.S.	$187,365	$181,006	$(6,359)	(3)%
Europe, the Middle East and Africa	37,444	54,776	17,332	46%
Asia Pacific	44,859	67,238	22,379	50%
Other Americas	5,884	10,263	4,379	74%
Total revenue	$275,552	$313,283	$37,731	14%
The increase in product revenue for the three months ended October 31, 2018 reflects increased demand for our solutions as we continue to penetrate and expand in global markets through increased sales and marketing activities. Our total end customer count increased from approximately 7,810 as of October 31, 2017 to approximately 11,490 as of October 31, 2018. Our product revenue during the three months ended October 31, 2018 was also impacted by the reduction of hardware revenue from transactions where the hardware was not sold by us. We estimate that if we had sold the hardware in these transactions, our product revenue for the three months ended October 31, 2017 and 2018 would have been approximately $8 million and $104 million higher, respectively. We continue to focus on more software-only transactions.
Support, entitlements and other services revenue increased in the three months ended October 31, 2018, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Cost of product revenue	$85,162	$39,261	$(45,901)	(54)%
Product gross margin	61.1%	82.5%
Cost of support, entitlements and other services revenue	$23,460	$34,845	$11,385	49%
Support, entitlements and other services gross margin	58.5%	60.8%
Total gross margin	60.6%	76.3%
Cost of product revenue
Cost of product revenue decreased for the three months ended October 31, 2018, as compared to the prior year period, due primarily to the decrease in hardware revenue, reflecting our continued shift to software-only transactions, which have a higher margin as compared to hardware sales.
Product gross margin increased by 21.4 percentage points for the three months ended October 31, 2018, as compared to the prior year period. The gross margin increase was due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.

Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2018, as compared to the prior year period, due to higher personnel costs relating to our global customer support organization. The increase in personnel costs was driven primarily by a 59% increase in our customer support, entitlements and other services headcount from October 31, 2017 to October 31, 2018.
Support, entitlements and other services gross margin increased by 2.3 percentage points for the three months ended October 31, 2018, as compared to the prior year period. The gross margin increase was due primarily to efficiencies gained in our support organization and personnel-related costs growing at a slower rate than support, entitlements and other services revenue.
Operating Expenses
Sales and marketing

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$145,405	$196,497	$51,092	35%
Percent of total revenue	52.8%	62.7%
Sales and marketing expense increased for the three months ended October 31, 2018, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, as our sales and marketing headcount increased by 40% from October 31, 2017 to October 31, 2018. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our marketing activities related to brand awareness, promotions, trade shows and partner programs.
Research and development

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Research and development	$64,512	$110,531	$46,019	71%
Percent of total revenue	23.4%	35.3%
For the three months ended October 31, 2018, R&D expense increased, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, as R&D headcount increased 52% from October 31, 2017 to October 31, 2018 in an effort to continue the expansion of our product development activities. This increase includes additional headcount and stock-based compensation expense related to employees who joined Nutanix through acquisitions.
General and administrative

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
General and administrative	$16,052	$27,339	$11,287	70%
Percent of total revenue	5.8%	8.7%
For the three months ended October 31, 2018, G&A expense increased as compared to the prior year period. The increase was due primarily to higher personnel-related costs, including stock-based compensation expense, as G&A headcount increased 42% from October 31, 2017 to October 31, 2018 in order to support our growing business.

Other Expense, Net

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Other expense, net	$(189)	$(2,703)	$(2,514)	1,330%
Other expense, net for the three months ended October 31, 2017 was primarily related to foreign currency losses, partially offset by interest earned on short-term investments. Other expense, net for the three months ended October 31, 2018 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended October 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,259	$(3,628)	$(5,887)	(261)%
The income tax benefit for the three months ended October 31, 2018, as compared to the income tax expense for the three months ended October 31, 2017, was due primarily to a U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination, partially offset by an increase in foreign taxes, as we continued our global expansion.
In December 2017, the U.S. Congress passed, and the President signed, the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses. For additional details, refer to Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of October 31, 2018, we had $399.8 million of cash and cash equivalents, $1.1 million of restricted cash and $565.2 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings and the continuing market acceptance of our products. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2017	2018
	(in thousands)
Net cash provided by operating activities	$10,098	$49,824
Net cash (used in) provided by investing activities	(41,153)	15,149
Net cash provided by financing activities	25,146	28,824
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,909)	$93,797
During the first quarter of fiscal 2019, we retrospectively adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Our statement of cash flows for the three months ended October 31, 2017 has been adjusted to conform to the new standard. Our adoption of ASU 2016-18 did not have a material impact our statements of cash flows. For additional information on this new standard, see Note 1 of Part I, Item 1, of this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Net cash provided by operating activities was $49.8 million for the three months ended October 31, 2018, an increase of $39.7 million as compared to the three months ended October 31, 2017. The increase in cash provided by operating activities for the three months ended October 31, 2018 was due primarily to higher billings and collections, partially offset by higher operating expenses, as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $41.2 million for the three months ended October 31, 2017 included $59.1 million of short-term investment purchases and $18.0 million of purchases of property and equipment, as we continue to invest in the long-term growth of our business, partially offset by $35.9 million of maturities of short-term investments.
Net cash provided by investing activities of $15.1 million for the three months ended October 31, 2018 included $143.4 million of maturities of short-term investments, partially offset by $79.8 million of short-term investment purchases, $29.8 million of purchases of property and equipment, and an $18.7 million payment for a business combination, net of cash and restricted cash acquired.
Cash Flows from Financing Activities
Net cash provided by financing activities of $25.1 million for the three months ended October 31, 2017 primarily consisted of $25.2 million of net proceeds from the sale of shares through employee equity incentive plans.
Net cash provided by financing activities of $28.8 million for the three months ended October 31, 2018 primarily consisted of $29.9 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million payment of debt in conjunction with an acquisition completed during the first quarter of fiscal 2019.

Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2018:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations	143,485	29,567	52,465	48,814	12,639
Other purchase commitments (2)	59,973	59,973	—	—	—
Purchase commitments with contract manufacturers (3)	126,643	126,643	—	—	—
Total	$905,101	$216,183	$52,465	$623,814	$12,639

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Purchase obligations pertaining to our normal operations.

(3)	Commitments in the form of guarantees to our contract manufacturers related to certain components.
As of October 31, 2018, payments related to our above outstanding non-cancelable lease obligations will be made through 2024.
From time to time, we make commitments with our contract manufacturers, which consist of obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge to product cost of revenue for firm, non-cancelable and unconditional purchase commitments with contract manufacturers for non-standard components when and if quantities exceed our future demand forecasts. Our historical charges have not been material.
As of October 31, 2018, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of October 31, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change the results from those reported.
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.
Recent Accounting Pronouncements
See Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally and we are exposed to market risk in the ordinary course of business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.
Foreign Currency Risk
Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $6.1 million and $9.1 million for the three months ended October 31, 2017 and 2018, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $379.6 million, $297.2 million and $94.3 million for fiscal 2017, fiscal 2018 and the three months ended October 31, 2018, respectively. As of October 31, 2018, we had an accumulated deficit of $1.1 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
Our relationships with our original equipment manufacturer ("OEM") partners continue to shift as industry dynamics change, and our OEM partners may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies ("Dell") is not just an OEM partner, but also a competitor of ours, and accounted for 11% and 8% of our total billings in fiscal 2017 and fiscal 2018, respectively. Dell owns EMC Corporation ("EMC"), as well as a majority of outstanding voting power in VMware Inc. ("VMware") and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms, which would compete directly with our core solutions. Also, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.
Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606"), which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEM partners will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 10% and 9% of our total revenue in fiscal 2017 and fiscal 2018, respectively.
Our financial performance, including revenue growth, in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods with total revenue of $845.9 million, $1.2 billion, $275.6 million and $313.3 million for fiscal 2017, fiscal 2018 and the three months ended October 31, 2017 and 2018, respectively. While we have recently experienced significant revenue growth, you should not consider such revenue growth as indicative of our future performance and we may not achieve similar revenue growth in future periods.
In addition, we are in the process of transitioning our business to focus on more software-only transactions and have started to transition toward a subscription-based model in the longer term. Software-only sales typically reflect higher gross margins and lower revenue in a given period, as compared to software sales deployed on off-the-shelf servers, since the sale does not include the revenue or cost of the hardware components in an appliance. As we transition to more software-only transactions, we anticipate that, unless we can replace the hardware revenue with additional software sales, our revenue growth will slow during the transition period, our gross margins may fluctuate and our operating results may be adversely impacted.
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
Our success also depends heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business and consumption model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transition may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.
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
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware, and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently released its first hyperconverged solution. Some of our competitors may expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which were emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. VMware and Amazon also announced a partnership to offer a joint solution that may directly compete with our products. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, a joint Dell and VMware offering would compete directly with our core solutions and Dell may be incentivized to sell its own solutions over our products.
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
Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. For example, improvements in hybrid cloud technologies, such as improvements in orchestration and automation tools, could emerge as a preferred alternative to our solutions, especially if they are introduced to the market before ours are. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premise infrastructure deployments that our platform currently supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including continued or accelerated decreases in the price of public cloud offerings and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.
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

•
since revenue is recognized over the term of the customer agreement in certain transactions, any decrease in customer purchases of our subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to rapidly increase our revenue through additional subscription sales in any one period;

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

If we fail to properly execute on our transition to selling our products and services, including our cloud-based offerings, on a subscription business model our business and operating results would be adversely affected, and our stock price could decline.

If we fail to develop or introduce new or enhanced solutions on a timely or cost-effective basis, our ability to attract and retain end customers could be impaired and our brand, reputation and competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, application mobility, and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.
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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we transition our business to focus on software-only transactions and more cloud-based services on a subscription basis, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity. If our new sales employees do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only and subscription-based sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers or increasing sales to our existing customer base, our business, operating results and prospects will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end customers represented 17% and 28%, respectively, of our total revenue for three months ended October 31, 2017 and 12% and 11%, respectively, for the three months ended October 31, 2018. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include:

•	the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;

•	our ability to attract new and retain existing end customers;

•	disruptions in our sales channels or shifts in our relationships with important channel partners and OEMs;

•	the timing of revenue recognition for our sales, the impact of which is heightened by our shift toward software-only sales and shift to a subscription-based model;

•	reductions in end customers’ budgets for information technology purchases;

•	delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

•
the mix of solutions sold, including the mix between appliance and software-only sales and the mix of the types of appliances that we sell, and the mix of revenue between products and support, entitlements and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to focus on more software-only transactions;

•
our ability to develop, introduce and ship in a timely manner new solutions and product enhancements that meet customer requirements, and market acceptance of such new solutions and product enhancements;

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including consolidation or partnerships among our competitors or resellers, new entrants or discounting of prices;

•	the amount and timing of expenses to grow our business and the extent to which we are able to take advantage of economies of scale or to leverage our relationships with OEM or channel partners;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integrating and consolidating the results of acquired businesses;

•	the amount and timing of stock-based compensation expenses;

•	our ability to control the costs of our solutions and their key components, or to pass along any cost increases to our end customers;

•	general economic, industry and market conditions; and

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
Because we depend on manufacturers of hardware to timely and cost-effectively produce and ship the hardware on which we run our software, we are susceptible to delays and pricing fluctuations, which would cause our business to be adversely affected.
We rely on manufacturers to produce the hardware appliances on which our software runs, which exposes us to risks, including reduced control over quality assurance, product costs, product supply and timing and potential reputational harm. Furthermore, our orders represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them experience delays or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability to consume out software will be delayed, which will adversely affect our business and operating results, competitive position and reputation.
In particular, we rely substantially on Super Micro Computer, Inc. ("Super Micro") and Flextronics Systems Limited ("Flextronics") to assemble and test the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Super Micro automatically renews in May 2019 for successive one-year periods thereafter, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. The agreement does not contain any minimum long-term commitment to manufacture NX-branded appliances and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change the manufacturer of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.
Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of October 31, 2018, we had approximately $126.6 million in the form of guarantees to our contract manufacturers related to certain components.

There are a limited number of suppliers, and in some cases single-source suppliers, for several key components in the NX-branded appliances, and any disruption in the availability or quality of these components could delay shipments of the NX-branded appliances and damage our channel partner or end customer relationships.
We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series appliances. These components are generally purchased on a purchase order basis through Super Micro or Flextronics and we do not have long-term supply contracts with our suppliers. Our reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in NX-branded appliances to ensure that they meet certain quality and performance specifications. If our supply of certain components is disrupted or delayed, or if we need to replace existing suppliers, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable to us, and we may be required to modify our solutions to interoperate with the replacement components. Any of these developments could extend our lead times, increase the costs of our components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.
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
Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, as we continue to expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.
Our solutions are highly technical and may contain undetected defects, which could cause data unavailability, unauthorized access to, loss, or corruption that might, in turn, result in liability to our end customers and harm to our reputation and business.
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEM partners regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including:

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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. For example, California recently enacted the California Consumer Privacy Act ("CCPA") that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Moreover, as a result of current and proposed data protection and privacy laws aimed at using personal data for marketing purposes, including the ePrivacy Regulation to replace the ePrivacy Directive in the European Union, we face an increased difficulty in marketing to current and potential customers, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. There also remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States. As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations under the foregoing and other laws and regulations relating to privacy and data protection, and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. Current or future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 42%, 44%, 32% and 42% of our total revenue from our international customers based on bill-to-location for fiscal 2017 and fiscal 2018 and the three months ended October 31, 2017 and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2018, approximately 46% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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

If we are the victim of a cyber attack or other cyber security incident and our networks, computer systems or software solutions are breached or unauthorized access to customer data otherwise occurs, our business operations may be interrupted, our reputation may be damaged and we may incur significant liabilities.
Cyber attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive customer information have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attacks. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services, and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, employee error, malfeasance or otherwise. As we transition to offering more cloud-based solutions, such as Xi Cloud Services, we may increasingly be the target of cyber threats. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently, and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing end customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses. For example, in August 2018 we acquired Mainframe2, Inc., in March 2018 we acquired Minjar, Inc. and Netsil Inc., in August 2016, we acquired Calm.io Pte. Ltd. and in September 2016, we acquired PernixData, Inc. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

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
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options ("ASC 470-20"), an entity must separately account for the liability and equity components of the convertible debt instruments, such as the Notes, that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for the purpose of accounting for the debt component of the Notes. As a result, we are required to record non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include the amortization of the debt discount, which could adversely affect our reported or future financial results or the trading price of our Class A common stock.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2018, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
a) Unregistered Sales of Equity Securities
See the descriptions in Item 3.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 3, 2018.
Purchases of Equity Securities by the Issuer
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws	S-1/A	333-208711	3.4	5/27/2016
10.1	Fifth Amendment to the Office Lease by and between the Company and Hudson Metro Plaza, LLC, dated as of October 1, 2018					X
10.2	Office Lease for 1741 Technology Dr. by and between the Company and Hudson Concourse, LLC dated as of September 5, 2018					X
10.3†	Amendment Two to the Original Equipment Manufacturer (OEM) Purchase Agreement by and between the Company and Super Micro Computer, Inc., dated as of October 31, 2018					X
10.4+	Amended and Restated Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2018	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)