Form 10-Q
period 2019-01-31
Nutanix, Inc.
filed 2019-03-12
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
As of February 28, 2019, the registrant had 149,142,169 shares of Class A common stock, $0.000025 par value per share, and 32,957,329 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

•
the amount and timing of investments to grow our business and our plans and objectives for future operations, including plans to continue to invest in our global engineering, research and development and sales and marketing teams, and continued investment in sales and marketing programs, and the impact of such investments;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2018	January 31, 2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$305,975	$466,010
Short-term investments	628,328	499,915
Accounts receivable, net	258,289	247,600
Deferred commissions—current	33,691	36,934
Prepaid expenses and other current assets	36,818	49,456
Total current assets	1,263,101	1,299,915
Property and equipment, net	85,111	125,924
Deferred commissions—non-current	80,688	93,100
Intangible assets, net	45,366	75,473
Goodwill	87,759	184,819
Other assets—non-current	37,855	41,907
Total assets	$1,599,880	$1,821,138

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,503	$69,045
Accrued compensation and benefits	85,398	86,460
Accrued expenses and other current liabilities	31,682	16,424
Deferred revenue—current	275,648	337,424
Total current liabilities	458,231	509,353
Deferred revenue—non-current	355,559	442,435
Convertible senior notes, net	429,598	444,012
Other liabilities—non-current	29,713	39,807
Total liabilities	1,273,101	1,435,607
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2018 and January 31, 2019; no shares issued and outstanding as of July 31, 2018 and January 31, 2019	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2018 and January 31, 2019; 172,858,082 (135,109,672 Class A and 37,748,410 Class B) and 182,033,860 (149,076,531 Class A and 32,957,329 Class B) shares issued and outstanding as of July 31, 2018 and January 31, 2019	4	4
Additional paid-in capital	1,355,907	1,630,834
Accumulated other comprehensive loss	(1,002)	(149)
Accumulated deficit	(1,028,130)	(1,245,158)
Total stockholders’ equity	326,779	385,531
Total liabilities and stockholders’ equity	$1,599,880	$1,821,138

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands, except share and per share data)
Revenue:
Product	$223,170	$236,932	$442,222	$461,278
Support, entitlements and other services	63,574	98,428	120,074	187,365
Total revenue	286,744	335,360	562,296	648,643
Cost of revenue:
Product	83,217	45,966	168,379	85,227
Support, entitlements and other services	25,311	40,016	48,771	74,861
Total cost of revenue	108,528	85,982	217,150	160,088
Gross profit	178,216	249,378	345,146	488,555
Operating expenses:
Sales and marketing	151,201	213,707	296,606	410,204
Research and development	70,924	123,037	135,436	233,568
General and administrative	15,948	28,788	32,000	56,127
Total operating expenses	238,073	365,532	464,042	699,899
Loss from operations	(59,857)	(116,154)	(118,896)	(211,344)
Other expense, net	(861)	(4,399)	(1,050)	(7,102)
Loss before provision for (benefit from) income taxes	(60,718)	(120,553)	(119,946)	(218,446)
Provision for (benefit from) income taxes	1,913	2,210	4,172	(1,418)
Net loss	$(62,631)	$(122,763)	$(124,118)	$(217,028)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.39)	$(0.68)	$(0.78)	$(1.22)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	161,737,428	179,444,648	159,251,964	177,428,029

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Net loss	$(62,631)	$(122,763)	$(124,118)	$(217,028)
Other comprehensive loss, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(484)	1,019	(614)	853
Comprehensive loss	$(63,115)	$(121,744)	$(124,732)	$(216,175)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended January 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2017	154,636,520	$4	$948,134	$(106)	$(730,969)	$217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	3,989,701	—	7,968	—	—	7,968
Issuance of common stock from ESPP purchase	1,261,104	—	17,402	—	—	17,402
Vesting of early exercised stock options	—	—	249	—	—	249
Stock-based compensation	—	—	35,515	—	—	35,515
Other comprehensive loss	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(61,487)	(61,487)
Balance - October 31, 2017	159,887,325	4	1,009,268	(236)	(792,456)	216,580
Issuance of common stock through employee equity incentive plans	4,178,590		11,419	—	—	11,419
Vesting of early exercised stock options	—	—	186	—	—	186
Stock-based compensation	—	—	42,011	—	—	42,011
Equity component of the convertible senior notes, net	—	—	148,598	—	—	148,598
Sale of warrants related to the convertible senior notes	—	—	87,975	—	—	87,975
Cost of the bond hedges related to the convertible senior notes	—	—	(143,175)	—	—	(143,175)
Other comprehensive loss	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	(62,631)	(62,631)
Balance - January 31, 2018	164,065,915	$4	$1,156,282	$(720)	$(855,087)	$300,479

	Six Months Ended January 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2018	172,858,082	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629,079	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,127,728	—	26,318	—	—	26,318
Vesting of early exercised stock options	—	—	70	—	—	70
Issuance of common stock in connection with a business combination	2,451,322	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066,211	4	1,554,878	(1,168)	(1,122,395)	431,319
Issuance of common stock through employee equity incentive plans	2,967,649	—	3,341	—	—	3,341
Vesting of early exercised stock options	—	—	50	—	—	50
Stock-based compensation	—	—	72,565	—	—	72,565
Other comprehensive loss	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	(122,763)	(122,763)
Balance - January 31, 2019	182,033,860	$4	$1,630,834	$(149)	$(1,245,158)	$385,531

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2018	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(124,118)	$(217,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,015	35,005
Stock-based compensation	77,526	138,490
Change in fair value of contingent consideration	(3,955)	(795)
Amortization of debt discount and issuance costs	738	14,415
Other	141	(1,121)
Changes in operating assets and liabilities:
Accounts receivable, net	(490)	13,579
Deferred commissions	(26,101)	(15,655)
Prepaid expenses and other assets (1)	(2,832)	(16,495)
Accounts payable	(16,560)	7,554
Accrued compensation and benefits	17,789	1,062
Accrued expenses and other liabilities	2,415	(19,029)
Deferred revenue	108,944	148,332
Net cash provided by operating activities (1)	56,512	88,314
Cash flows from investing activities:
Maturities of investments	84,927	297,596
Purchases of investments	(183,102)	(167,066)
Purchases of property and equipment	(31,993)	(72,383)
Payment for a business combination, net of cash and restricted cash acquired	—	(18,662)
Net cash (used in) provided by investing activities	(130,168)	39,485
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	36,819	33,364
Payment of debt in conjunction with a business combination	—	(991)
Proceeds from issuance of convertible senior notes, net	564,219	(75)
Proceeds from issuance of warrants	87,975	—
Payments for convertible note hedges	(143,175)	—
Payment of offering costs	(85)	—
Net cash provided by financing activities	545,753	32,298
Net increase in cash, cash equivalents and restricted cash (1)	$472,097	$160,097
Cash, cash equivalents and restricted cash—beginning of period (1)	139,497	307,098
Cash, cash equivalents and restricted cash—end of period (1)	$611,594	$467,195
Restricted cash (1)(2)	1,148	1,185
Cash and cash equivalents—end of period	$610,446	$466,010
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,077	$24,023
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with a business combination	$—	$102,978
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,673	$9,026
Vesting of early exercised stock options	$435	$120
Convertible senior notes offering costs included in accounts payable and accrued liabilities	$707	$—

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
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the Securities and Exchange Commission ("SEC") on September 24, 2018. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications had no impact on the previously reported net loss or accumulated deficit.
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
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2018 and 2019, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,
Partners	2018	2019	2018	2019	July 31, 2018	January 31, 2019
Partner A	(1)	(1)	12%	10%	16%	(1)
Partner B	18%	11%	23%	11%	13%	(1)
Partner C	16%	23%	17%	22%	15%	19%
Partner D	10%	(1)	10%	(1)	(1)	12%
Partner E	14%	12%	14%	12%	12%	13%

(1)	Less than 10%
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
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of right-of-use lease assets and lease liabilities for all leases, except for short-term leases, on the condensed consolidated balance sheets of lessees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We will adopt the standard effective August 1, 2019 and we intend to elect certain practical expedients, including the transition option that will allow us to not have to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets, given that we had operating lease commitments in excess of $150 million as of January 31, 2019, on an undiscounted basis. We expect that most of our operating lease commitments will be subject to the new standard and will be recognized as lease liabilities and right-of-use assets upon adoption, which will increase our total assets and total liabilities reported. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of operations, as the expense recognition under the new standard will be similar to current practice. We do not expect the adoption of this standard to have a material impact on our condensed consolidated statements of cash flows.
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
Note 2. BUSINESS COMBINATION
Mainframe2, Inc.
On August 24, 2018, we completed the acquisition of Mainframe2, Inc. ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California ("Frame Acquisition"). Frame provides a cloud-based Windows desktop and application delivery service. The aggregate preliminary purchase price of approximately $129.6 million consisted of approximately $26.6 million in cash and 1,807,576 shares of our Class A common stock, with an aggregate fair value of approximately $103.0 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Frame security holders.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We also entered into employee holdback or deferred payment arrangements with certain employees of Frame who joined Nutanix after the acquisition, totaling approximately $43.3 million, of which $6.6 million will be paid in cash (cash holdback) and $36.7 million will be satisfied by issuing shares of our Class A common stock (share holdback). As earning the share holdback and payment of the cash holdback are contingent upon the continuous service of the employees, they are being accounted for as post-combination compensation expense over the required service period of three years. The 643,746 shares of our Class A common stock related to the $36.7 million share holdback have a fair value of $56.97 per share, the closing price of our Class A common stock on August 24, 2018, and had been issued at closing and are currently being held in escrow. This holdback is being accounted for as stock-based compensation over the required three-year service period. On September 21, 2018, we filed a Form S-3 registration statement with the SEC for the 2,451,322 shares of our Class A common stock that were issued as partial consideration in the Frame Acquisition.
Acquisition-related costs are expensed as incurred as general and administrative expenses on our condensed consolidated statement of operations. We incurred approximately $0.9 million of acquisition-related costs in connection with the Frame Acquisition, of which approximately $0.2 million was recognized during the six months ended January 31, 2019.
The following table presents the preliminary aggregate purchase price allocation related to our acquisition of Frame as of January 31, 2019:

Estimated Fair Value
(in thousands)
Goodwill	$96,968
Amortizable intangible assets	38,180
Tangible assets acquired	10,811
Liabilities assumed	(16,359)
Total consideration	$129,600

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
Our condensed consolidated financial statements for the three and six months ended January 31, 2019 include the operations of Frame from the date of the acquisition. Pro forma results of operations have not been presented because they are not material to our condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3.    REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while separately purchased software typically has a term of one to five years. Configured to order appliances, including our Nutanix-branded NX hardware line, are typically sold through Partners and can be purchased from one of our OEM partners or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships. The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Subscription	$74,187	$157,356	$136,563	$284,332
Non-portable software	129,210	131,621	256,107	278,191
Hardware	77,999	37,919	158,837	70,466
Professional services	5,348	8,464	10,789	15,654
Total revenue	$286,744	$335,360	$562,296	$648,643

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
Subscription revenue — Subscription revenue is generated from the sales of software entitlement and support subscriptions, separately purchased software term-based licenses and cloud-based Software as a Service ("SaaS") offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $58.2 million and $109.3 million of our subscription revenue for the three and six months ended January 31, 2018 and approximately $91.8 million and $174.8 million of our subscription revenue for the three and six months ended January 31, 2019, respectively. Revenue from our separately purchased software term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These software term-based licenses represented approximately $16.0 million and $27.3 million of our subscription revenue for the three and six months ended January 31, 2018 and approximately $65.6 million and $109.5 million of our subscription revenue for the three and six months ended January 31, 2019, respectively. For the three and six months ended January 31, 2018, the weighted average term for these subscriptions was approximately 4.0 years and 3.7 years, respectively. For the three and six months ended January 31, 2019, the weighted average term for these subscriptions was approximately 3.8 years.
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
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2018 and January 31, 2019 is presented in the accompanying condensed consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Sales commissions for renewals of customer support subscriptions are not commensurate with the commissions paid for the acquisition of the initial contract given the substantive difference in commission rates in proportion to their respective contract values. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract. Accordingly, the amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment.
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
Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2018	$631,207	$114,379
Additions	159,210	33,958
Revenue/commissions recognized	(88,937)	(26,230)
Assumed in a business combination	320	—
Balance as of October 31, 2018	701,800	122,107
Additions	176,487	37,280
Revenue/commissions recognized	(98,428)	(29,353)
Balance as of January 31, 2019	$779,859	$130,034

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

During the three and six months ended January 31, 2018, we recognized revenue of approximately $55.0 million and $96.5 million pertaining to amounts deferred as of October 31, 2017 and July 31, 2017, respectively. During the three and six months ended January 31, 2019, we recognized revenue of approximately $85.7 million and $151.6 million pertaining to amounts deferred as of October 31, 2018 and July 31, 2018, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $787.3 million as of January 31, 2019, of which we expect to recognize approximately 44% over the next 12 months, and the remainder thereafter.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	As of January 31, 2019
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$91,072	$—	$—	$91,072
Commercial paper	—	123,621	—	123,621
U.S. government securities	—	4,993	—	4,993
Short-term investments:
Corporate bonds	—	419,630	—	419,630
Commercial paper	—	36,053	—	36,053
U.S. government securities	—	44,232	—	44,232
Total measured at fair value	$91,072	$628,529	$—	$719,601
Cash				246,324
Total cash, cash equivalents and short-term investments				$965,925
Financial Liabilities:
Contingent consideration	$—	$—	$1,077	$1,077

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

	As of July 31, 2018		As of January 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$429,598	$685,527	$444,012	$709,406

The carrying value of the Notes as of January 31, 2019 was net of the unamortized debt discount of $124.1 million and unamortized debt issuance costs of $6.9 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
A summary of the changes in the fair value of our contingent consideration, characterized as Level 3 in the fair value hierarchy, is as follows:

	Six Months Ended January 31,
	2018	2019
	(in thousands)
Contingent consideration—beginning balance	$4,295	$1,872
Change in fair value (1)	(3,955)	(795)
Contingent consideration—ending balance	$340	$1,077

(1)	Recognized in the condensed consolidated statements of operations within general and administrative expenses.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Note 5.    BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2018 and January 31, 2019, unrealized gains and losses from our short-term investments were not material. As of July 31, 2018 and January 31, 2019, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, at July 31, 2018 and January 31, 2019, there were no other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2019
(in thousands)
Due within one year	$373,943
Due in one year through two years	125,972
Total	$499,915

Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2018	January 31, 2019
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$131,805	$174,358
Demonstration units	12	53,547	55,300
Leasehold improvements	(1)	19,916	37,424
Furniture and fixtures	60	7,636	11,460
Total property and equipment, gross		212,904	278,542
Less: accumulated depreciation		(127,793)	(152,618)
Total property and equipment, net		$85,111	$125,924

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $10.3 million and $20.6 million for the three and six months ended January 31, 2018 and $14.5 million and $26.9 million for the three and six months ended January 31, 2019, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Goodwill and Intangible Assets, Net

The changes in the carrying value of goodwill during the six months ended January 31, 2019 were as follows:

Carrying Amount
(in thousands)
Balance as of July 31, 2018	$87,759
Acquired in Frame Acquisition	96,968
Other	92
Balance as of January 31, 2019	$184,819

Intangible assets, net consists of the following:

	As of
	July 31, 2018	January 31, 2019
	(in thousands)
Developed technology	$47,500	$79,300
Customer relationships	6,650	8,860
Trade name	—	4,170
Total intangible assets, gross	54,150	92,330
Less:
Accumulated amortization of developed technology	(6,956)	(13,821)
Accumulated amortization of customer relationships	(1,828)	(2,602)
Accumulated amortization of trade name	—	(434)
Total accumulated amortization	(8,784)	(16,857)
Total intangible assets, net	$45,366	$75,473

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining six months)	$8,702
2020	17,380
2021	17,380
2022	16,183
2023	10,856
Thereafter	4,972
Total	$75,473

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Other Assets—Non-Current
Other assets—non-current consists of the following:

	As of
	July 31, 2018	January 31, 2019
	(in thousands)
Other tax assets—non-current	$30,927	$33,538
Deferred tax assets—non-current	2,860	2,988
Other	4,068	5,381
Total other assets—non-current	$37,855	$41,907

Other tax assets—non-current as of July 31, 2018 and January 31, 2019 includes a receivable associated with estimated corporate income tax payments, which are refundable over a four-year period. For additional details, refer to Note 10.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2018	January 31, 2019
	(in thousands)
Contributions to ESPP withheld	$21,931	$25,478
Accrued commissions	21,660	17,131
Accrued vacation	10,548	12,695
Payroll taxes payable	9,563	11,192
Accrued bonus	12,129	9,366
Other	9,567	10,598
Total accrued compensation and benefits	$85,398	$86,460
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2018	January 31, 2019
	(in thousands)
Accrued professional services	$5,838	$5,324
Income taxes payable	20,863	3,623
Other	4,981	7,477
Total accrued expenses and other current liabilities	$31,682	$16,424

The decrease in income taxes payable from July 31, 2018 to January 31, 2019 was due primarily to an $18.0 million estimated corporate income tax payment during the second quarter of fiscal 2019.

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
Based on the closing price of our Class A common stock of $51.23 on January 31, 2019, the if-converted value of the Notes was greater than the principal amount. However, since the price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended January 31, 2019, the Notes are not convertible for the fiscal quarter commencing after January 31, 2019.
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
The Notes consisted of the following:

As of January 31, 2019
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt discount (1)	(124,067)
Unamortized debt issuance costs (1)	(6,921)
Net carrying amount	$444,012
Carrying amount of equity component (2)	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of January 31, 2019, the remaining life of the Notes was approximately 47 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Interest expense related to amortization of debt discount	$699	$6,883	$699	$13,653
Interest expense related to amortization of debt issuance costs	39	384	39	762
Total interest expense	$738	$7,267	$738	$14,415

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2018 and January 31, 2019. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7.    COMMITMENTS AND CONTINGENCIES
Operating Leases
We have commitments for future payments related to our office facility leases and other contractual obligations. We lease our office facilities under non-cancelable operating lease agreements expiring through 2026. Certain of these lease agreements have free or escalating rent payments. We recognize rent expense under such agreements on a straight-line basis over the lease term, with any free or escalating rent payments amortized as a reduction or addition of rent expense over the lease term.
Future minimum payments due under operating leases as of January 31, 2019 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining six months)	$18,280
2020	32,629
2021	29,112
2022	27,304
2023	24,886
Thereafter	18,510
Total	$150,721

Purchase Commitments
In the normal course of business, we make commitments with our third-party hardware product manufacturers to manufacture our inventory and non-standard components based on our forecasts. These commitments pertain to obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge to cost of product revenue for firm, non-cancelable and unconditional purchase commitments with our third-party hardware product manufacturers for non-standard components when and if we determine that it is probable that certain quantities will exceed our future demand forecasts. As of January 31, 2019, we had approximately $57.4 million of non-cancelable purchase commitments pertaining to our normal operations, and approximately $75.1 million in the form of guarantees to our contract manufacturers related to certain components.
In March 2019, we entered into an agreement with an OEM that provides server, storage and networking hardware, services and support. Through this agreement, the OEM will manufacture and deliver its hardware and provide services and hardware support, and we will provide our software and software support. The agreement includes a commitment from us that this collaboration will yield certain minimum dollar revenue achievements for the OEM over a twenty-seven-month period. If such revenue targets are not achieved, we may be required to pay the OEM between $0 and $73 million in shortfall payments over the course of the twenty-seven-month period.
Note 8.     STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2019, we had 1,000,000,000 shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200,000,000 shares of Class B common stock authorized, with a par value of $0.000025 per share. As of January 31, 2019, we had 149,076,531 shares of Class A common stock issued and outstanding and 32,957,329 shares of Class B common stock issued and outstanding.
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
Under the 2016 Plan, we may grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 7,731,826 and 8,642,904 shares, respectively, pursuant to these provisions. As of January 31, 2019, we had reserved a total of 49,180,083 shares for the issuance of equity awards under the Stock Plans, of which 17,248,535 shares were still available for grant.
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
Market Stock Units — In October 2018, the Compensation Committee of our Board of Directors approved the grant of 100,000 RSUs subject to certain market conditions ("MSUs") to our Chief Executive Officer ("CEO"), with a weighted average grant date fair value per unit of $25.16. The MSUs will vest based upon the achievement of an average stock price of $80 over a performance period of approximately 4.5 years (the “Performance Period”), subject to his continuous service on each vesting date. The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the “Average Stock Price”). The Average Stock Price is measured once per quarter during the Performance Period, and:

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

We used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period. As of January 31, 2019, 100,000 MSUs remained outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
Outstanding at July 31, 2018	23,597,499	$31.20
Granted	3,267,214	$43.76
Vested	(4,011,266)	$25.75
Canceled/forfeited	(669,295)	$28.83
Outstanding at January 31, 2019	22,184,152	$34.11

Stock Options
We did not grant any stock options during the six months ended January 31, 2019. A total of 1,584,849 stock options were exercised during the six months ended January 31, 2019, with an average exercise price per share of $4.43. As of January 31, 2019, 9,713,216 stock options, with a weighted average exercise price of $5.22 per share, a weighted average remaining contractual life of 5.2 years and an aggregate intrinsic value of $446.9 million, remained outstanding.
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
During the six months ended January 31, 2019, 1,127,728 shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $26.3 million. As of January 31, 2019, 2,283,313 shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2018	2019
Expected term (in years)	0.75	0.79
Risk-free interest rate	1.25%	2.5%
Volatility	50.2%	49.5%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue:
Product	$684	$872	$1,254	$1,570
Support, entitlements and other services	2,133	3,373	4,205	6,530
Sales and marketing	15,942	23,462	29,708	46,068
Research and development	17,023	34,679	32,565	65,688
General and administrative	6,229	10,179	9,794	18,634
Total stock-based compensation expense	$42,011	$72,565	$77,526	$138,490

As of January 31, 2019, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $691.8 million and is expected to be recognized over a weighted average period of approximately 2.6 years.
Note 10. INCOME TAXES
The income tax provisions of $1.9 million and $4.2 million for the three and six months ended January 31, 2018, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. The income tax provision of $2.2 million for the three months ended January 31, 2019 primarily consisted of foreign taxes on our international operations and U.S. state income taxes, partially offset by a tax benefit related to the change in tax law. The income tax benefit of $1.4 million for the six months ended January 31, 2019 primarily consisted of a $5.9 million U.S. valuation allowance release in connection with an acquisition and a tax benefit related to the change in tax law, partially offset by foreign taxes on our international operations and U.S. state income taxes. The net deferred tax liability recorded in connection with this acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of our U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. During the second quarter of fiscal 2019, we completed our analysis based on the current legislative updates related to the TCJA and noted no additional guidance or information that affects the provisional amounts previously recorded. Although our analysis of the tax effects of the TCJA is complete, there may be additional tax effects that could impact our future consolidated financial statements upon the finalization of any laws, regulations or additional TCJA guidance.
In January 2018, the FASB released guidance on the accounting for the GILTI provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. During the second quarter of fiscal 2019, we elected to treat any potential GILTI inclusions as a period cost.

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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(62,631)	$(122,763)	$(124,118)	$(217,028)
Denominator:
Weighted average shares—basic and diluted	161,737,428	179,444,648	159,251,964	177,428,029
Net loss per share attributable to common stockholders—basic and diluted	$(0.39)	$(0.68)	$(0.78)	$(1.22)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three and Six Months Ended January 31,
	2018	2019
Outstanding stock options and RSUs	37,328,263	31,897,368
Employee stock purchase plan	2,031,761	1,526,701
Contingently issuable shares pursuant to business combinations	—	920,371
Common stock subject to repurchase	107,631	15,326
Common stock warrants	34,180	34,180
Total	39,501,835	34,393,946

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
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
U.S.	$165,775	$180,654	$353,140	$361,660
Europe, the Middle East and Africa	51,729	69,630	89,173	124,406
Asia Pacific	59,293	71,772	104,152	139,010
Other Americas	9,947	13,304	15,831	23,567
Total revenue	$286,744	$335,360	$562,296	$648,643

As of July 31, 2018 and January 31, 2019, $130.0 million and $169.9 million, respectively, of our long-lived assets, net were located in the United States.
Note 13. RELATED PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the three and six months ended January 31, 2018 and 2019, we did not have any material related party transactions.
In connection with the acquisition of PernixData in the first quarter of fiscal 2017, entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of our outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData acquisition. One member of our Board is affiliated with Lightspeed Venture Partners. As of January 31, 2019, entities affiliated with Lightspeed Venture Partners owned approximately 6.4% of our total outstanding Class A and Class B common stock.

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
We had a broad and diverse base of approximately 12,410 end customers as of January 31, 2019, including approximately 760 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 8,870 as of January 31, 2018 to approximately 12,410 as of January 31, 2019. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. The majority of our sales and marketing investment is used to educate our end customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and non-virtualized applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.

We continue to invest heavily in the growth of our business, including the development of our solutions, build-out of our global sales force and other sales and marketing initiatives. The number of our full-time employees increased from approximately 3,230 as of January 31, 2018 to approximately 4,700 as of January 31, 2019. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina, Seattle, Washington and Belgrade, Serbia. We have also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional lead generation spending to increase pipeline growth. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $562.3 million and $648.6 million for the six months ended January 31, 2018 and 2019, respectively, an increase of 15.4%. Our software and support revenue was $403.5 million and $578.2 million for the six months ended January 31, 2018 and 2019, respectively, an increase of 43.3%. Our net losses were $124.1 million and $217.0 million for the six months ended January 31, 2018 and 2019, respectively. Net cash provided by operating activities was $56.5 million and $88.3 million for the six months ended January 31, 2018 and 2019, respectively. Free cash flow, which is calculated as net cash provided by operating activities less purchases of property and equipment, was $24.5 million and $15.9 million for the six months ended January 31, 2018 and 2019, respectively. As of January 31, 2019, we had an accumulated deficit of $1.2 billion.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands, except percentages)
Total revenue	$286,744	$335,360	$562,296	$648,643
Year-over-year percentage increase	43.9%	17.0%	45.0%	15.4%
Subscription revenue	$74,187	$157,356	$136,563	$284,332
Software and support revenue	$208,745	$297,441	$403,459	$578,177
Total billings	$355,900	$413,419	$671,240	$796,975
Subscription billings	$136,577	$233,616	$235,479	$428,380
Software and support billings	$274,510	$375,500	$509,012	$726,509
Gross profit	$178,216	$249,378	$345,146	$488,555
Adjusted gross profit	$182,197	$257,478	$352,664	$503,678
Gross margin	62.2%	74.4%	61.4%	75.3%
Adjusted gross margin	63.5%	76.8%	62.7%	77.7%
Total deferred revenue	$478,000	$779,859	$478,000	$779,859
Net cash provided by operating activities	$46,414	$38,490	$56,512	$88,314
Free cash flow	$32,386	$(4,061)	$24,519	$15,931
Non-GAAP operating expenses	$202,396	$296,502	$394,999	$568,567
Total end customers	8,870	12,410	8,870	12,410

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31, 2019
	2018	2019	2018	2019
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$74,187	$157,356	$136,563	$284,332
Non-portable software revenue	129,210	131,621	256,107	278,191
Hardware revenue	77,999	37,919	158,837	70,466
Professional services revenue	5,348	8,464	10,789	15,654
Total revenue	$286,744	$335,360	$562,296	$648,643

Disaggregation of billings:
Subscription billings	$136,577	$233,616	$235,479	$428,380
Non-portable software billings	130,997	131,621	257,894	278,191
Hardware billings	81,387	37,919	162,225	70,466
Professional services billings	6,939	10,263	15,642	19,938
Total billings	$355,900	$413,419	$671,240	$796,975
Subscription — Subscription revenue is generated from the sales of software entitlement and support subscriptions, separately purchased software term-based licenses and cloud-based SaaS offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $58.2 million and $109.3 million of our subscription revenue for the three and six months ended January 31, 2018 and approximately $91.8 million and $174.8 million of our subscription revenue for the three and six months ended January 31, 2019, respectively. Revenue from our separately purchased software term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These software term-based licenses represented approximately $16.0 million and $27.3 million of our subscription revenue for the three and six months ended January 31, 2018 and approximately $65.6 million and $109.5 million of our subscription revenue for the three and six months ended January 31, 2019, respectively. For the three and six months ended January 31, 2019, the weighted average term for these subscriptions was approximately 3.8 years.
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

Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor total billings, subscription billings, professional services billings, software and support billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings, subscription billings, professional services billings and software and support billings are performance measures which management believes provide useful information to investors, as they represent the dollar values under binding purchase orders received and billed during a given period. Free cash flow is a performance measure that provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which management believes provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
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
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31, 2019
	2018	2019	2018	2019
	(in thousands, except percentages)
Total revenue	$286,744	$335,360	$562,296	$648,643
Change in deferred revenue, net of acquisitions	69,156	78,059	108,944	148,332
Total billings (non-GAAP)	$355,900	$413,419	$671,240	$796,975

Gross profit	$178,216	$249,378	$345,146	$488,555
Stock-based compensation	2,817	4,245	5,459	8,100
Amortization of intangible assets	1,164	3,692	2,059	6,860
Other	—	163	—	163
Adjusted gross profit (non-GAAP)	$182,197	$257,478	$352,664	$503,678

Gross margin	62.2%	74.4%	61.4%	75.3%
Stock-based compensation	0.9%	1.3%	1.0%	1.3%
Amortization of intangible assets	0.4%	1.1%	0.3%	1.1%
Other	—%	—%	—%	—%
Adjusted gross margin (non-GAAP)	63.5%	76.8%	62.7%	77.7%

Net cash provided by operating activities	$46,414	$38,490	$56,512	$88,314
Purchases of property and equipment	(14,028)	(42,551)	(31,993)	(72,383)
Free cash flow (non-GAAP)	$32,386	$(4,061)	$24,519	$15,931

Operating expenses	$238,073	$365,532	$464,042	$699,899
Stock-based compensation	(39,194)	(68,320)	(72,067)	(130,390)
Amortization of intangible assets	(192)	(666)	(403)	(1,216)
Change in fair value of contingent consideration	4,237	(4)	3,955	795
Acquisition-related costs	(528)	(40)	(528)	(521)
Operating expenses (non-GAAP)	$202,396	$296,502	$394,999	$568,567

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Subscription revenue	$74,187	$157,356	$136,563	$284,332
Change in subscription deferred revenue, net of acquisitions (1)	62,390	76,260	98,916	144,048
Subscription billings	$136,577	$233,616	$235,479	$428,380

Professional services revenue	$5,348	$8,464	$10,789	$15,654
Change in professional services deferred revenue	1,591	1,799	4,853	4,284
Professional services billings	$6,939	$10,263	$15,642	$19,938

Software revenue	$145,171	$199,013	$283,385	$390,812
Hardware revenue	77,999	37,919	158,837	70,466
Product revenue	223,170	236,932	442,222	461,278
Support, entitlements and other services revenue	63,574	98,428	120,074	187,365
Total revenue	$286,744	$335,360	$562,296	$648,643

Total software and support revenue (1)	$208,745	$297,441	$403,459	$578,177
Change in software and support deferred revenue, net of acquisitions (2) (3)	65,765	78,059	105,553	148,332
Software and support billings (1)	$274,510	$375,500	$509,012	$726,509

(1)	Software and support revenue and billings include software and support, entitlements and other services revenue and billings.

(2)	Amount for the six months ended January 31, 2019 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

(3)	Approximately $3.4 million of hardware was included in deferred revenue as of January 31, 2018.
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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, expanding our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, as well as other sales and marketing initiatives, such as additional lead generation spending to increase our pipeline growth. We have significantly increased our sales and marketing personnel, which grew by approximately 39% from January 31, 2018 to January 31, 2019. We estimate, based on past experience, that sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2019, we considered approximately 61% of our global sales team members to be fully ramped, while the remaining approximately 39% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team and continue investing in sales and marketing initiatives to acquire new end customers and to increase sales to existing end customers.

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
Continued Purchases and Upgrades within Existing Customer Base
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2019, approximately 65% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, to date in an amount that is more than 4.1x greater, on average, than their initial order. This number increases to approximately 10.2x, on average, for Global 2000 end customers who have been with us for 18 months or longer, and to more than 21.7x, on average, for our top 25 end customers as of January 31, 2019. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers. Our business and operating results will depend on our ability to sell additional products to our existing and future base of end customers.
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
Product revenue — Product revenue consists of software and hardware revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, or upon making the software available to the customer when not sold with an appliance. In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.
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
Cost of Revenue
Cost of product revenue — Cost of product revenue consists of costs paid to third-party contract manufacturers, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses and stock-based compensation, cloud-based costs associated with our SaaS offerings, and allocated costs, consisting of certain facilities, depreciation and amortization, recruiting and information technology costs allocated based on headcount.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During the three and six months ended January 31, 2018, we recognized $0.7 million of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes. During the three and six months ended January 31, 2019, we recognized $7.3 million and $14.4 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(in thousands)
Revenue:
Product	$223,170	$236,932	$442,222	$461,278
Support, entitlements and other services	63,574	98,428	120,074	187,365
Total revenue	286,744	335,360	562,296	648,643
Cost of revenue:
Product (1)(2)	83,217	45,966	168,379	85,227
Support, entitlements and other services (1)	25,311	40,016	48,771	74,861
Total cost of revenue	108,528	85,982	217,150	160,088
Gross profit	178,216	249,378	345,146	488,555
Operating expenses:
Sales and marketing (1)(2)	151,201	213,707	296,606	410,204
Research and development (1)	70,924	123,037	135,436	233,568
General and administrative (1)	15,948	28,788	32,000	56,127
Total operating expenses	238,073	365,532	464,042	699,899
Loss from operations	(59,857)	(116,154)	(118,896)	(211,344)
Other expense, net	(861)	(4,399)	(1,050)	(7,102)
Loss before provision for (benefit from) income taxes	(60,718)	(120,553)	(119,946)	(218,446)
Provision for (benefit from) income taxes	1,913	2,210	4,172	(1,418)
Net loss	$(62,631)	$(122,763)	$(124,118)	$(217,028)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$684	$872	$1,254	$1,570
Support, entitlements and other services cost of revenue	2,133	3,373	4,205	6,530
Sales and marketing	15,942	23,462	29,708	46,068
Research and development	17,023	34,679	32,565	65,688
General and administrative	6,229	10,179	9,794	18,634
Total stock-based compensation expense	$42,011	$72,565	$77,526	$138,490

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$1,164	$3,692	$2,059	$6,860
Sales and marketing	192	666	403	1,216
Total amortization of intangible assets	$1,356	$4,358	$2,462	$8,076

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2019	2018	2019
	(as a percentage of total revenue)
Revenue:
Product	77.8%	70.7%	78.6%	71.1%
Support, entitlements and other services	22.2%	29.3%	21.4%	28.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	29.0%	13.7%	29.9%	13.1%
Support, entitlements and other services	8.8%	11.9%	8.7%	11.6%
Total cost of revenue	37.8%	25.6%	38.6%	24.7%
Gross profit	62.2%	74.4%	61.4%	75.3%
Operating expenses:
Sales and marketing	52.7%	63.7%	52.7%	63.2%
Research and development	24.7%	36.7%	24.1%	36.0%
General and administrative	5.6%	8.6%	5.7%	8.7%
Total operating expenses	83.0%	109.0%	82.5%	107.9%
Loss from operations	(20.8)%	(34.6)%	(21.1)%	(32.6)%
Other expense, net	(0.3)%	(1.3)%	(0.2)%	(1.1)%
Loss before provision for (benefit from) income taxes	(21.1)%	(35.9)%	(21.3)%	(33.7)%
Provision for (benefit from) income taxes	0.7%	0.7%	0.7%	(0.2)%
Net loss	(21.8)%	(36.6)%	(22.0)%	(33.5)%

Comparison of the Three and Six Months Ended January 31, 2018 and 2019
Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Product	$223,170	$236,932	$13,762	6%	$442,222	$461,278	$19,056	4%
Support, entitlements and other services	63,574	98,428	34,854	55%	120,074	187,365	67,291	56%
Total revenue	$286,744	$335,360	$48,616	17%	$562,296	$648,643	$86,347	15%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
U.S.	$165,775	$180,654	$14,879	9%	$353,140	$361,660	$8,520	2%
Europe, the Middle East and Africa	51,729	69,630	17,901	35%	89,173	124,406	35,233	40%
Asia Pacific	59,293	71,772	12,479	21%	104,152	139,010	34,858	33%
Other Americas	9,947	13,304	3,357	34%	15,831	23,567	7,736	49%
Total revenue	$286,744	$335,360	$48,616	17%	$562,296	$648,643	$86,347	15%
The increase in product revenue for the three and six months ended January 31, 2019 reflects increased demand for our solutions as we continue to penetrate and expand in global markets through increased sales and marketing efforts. Our total end customer count increased from approximately 8,870 as of January 31, 2018 to approximately 12,410 as of January 31, 2019. Our product revenue during the three and six months ended January 31, 2019 was also impacted by the reduction of hardware revenue from transactions where the hardware was not sold by us. We estimate that if we had sold the hardware in these transactions, our product revenue would have been approximately $14 million and $22 million higher for the three and six months ended January 31, 2018 and approximately $111 million and $215 million for the three and six months ended January 31, 2019, respectively. We continue to focus on more software-only transactions.
Support, entitlements and other services revenue increased in the three and six months ended January 31, 2019, as compared to the respective prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Cost of product revenue	$83,217	$45,966	$(37,251)	(45)%	$168,379	$85,227	$(83,152)	(49)%
Product gross margin	62.7%	80.6%			61.9%	81.5%
Cost of support, entitlements and other services revenue	$25,311	$40,016	$14,705	58%	$48,771	$74,861	$26,090	53%
Support, entitlements and other services gross margin	60.2%	59.3%			59.4%	60.0%
Total gross margin	62.2%	74.4%			61.4%	75.3%
Cost of product revenue
Cost of product revenue decreased for the three and six months ended January 31, 2019, as compared to the respective prior year periods, due primarily to the decreases in hardware revenue, reflecting our shift to software-only transactions, which have a higher margin as compared to hardware sales.
Product gross margin increased by 17.9 and 19.6 percentage points for the three and six months ended January 31, 2019, respectively, as compared to the prior year periods. The gross margin increases were due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2019, as compared to the respective prior year periods, due to higher personnel costs relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 60% increase in our customer support, entitlements and other services headcount from January 31, 2018 to January 31, 2019.
Support, entitlements and other services gross margin decreased by 0.9 percentage point for the three months ended January 31, 2019, as compared to the prior year period, due primarily to higher costs related to the ramp up for new products. Support, entitlements and other services gross margin increased by 0.6 percentage point for the six months ended January 31, 2019, as compared to the prior year period, due primarily to efficiencies gained in our support organization and personnel-related costs growing at a slower rate than support, entitlements and other services revenue.
Operating Expenses
Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$151,201	$213,707	$62,506	41%	$296,606	$410,204	$113,598	38%
Percent of total revenue	52.7%	63.7%			52.7%	63.2%
Sales and marketing expense increased for the three and six months ended January 31, 2019, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as our sales and marketing headcount increased by 39% from January 31, 2018 to January 31, 2019. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our sales and marketing activities related to brand awareness, promotions, trade shows, partner programs and lead generation.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Research and development	$70,924	$123,037	$52,113	73%	$135,436	$233,568	$98,132	72%
Percent of total revenue	24.7%	36.7%			24.1%	36.0%
For the three and six months ended January 31, 2019, R&D expense increased, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as R&D headcount increased 51% from January 31, 2018 to January 31, 2019 in an effort to continue the expansion of our product development activities, including new products. This increase includes additional headcount and stock-based compensation expense related to employees who joined Nutanix through acquisitions.
General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
General and administrative	$15,948	$28,788	$12,840	81%	$32,000	$56,127	$24,127	75%
Percent of total revenue	5.6%	8.6%			5.7%	8.7%
For the three and six months ended January 31, 2019, G&A expense increased as compared to the respective prior year periods. The increase was due primarily to higher personnel-related costs, including stock-based compensation expense, as G&A headcount increased 45% from January 31, 2018 to January 31, 2019 in order to support our growing business.
Other Expense, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Other expense, net	$(861)	$(4,399)	$(3,538)	411%	$(1,050)	$(7,102)	$(6,052)	576%
Other expense, net for the three and six months ended January 31, 2018 was primarily related to foreign currency losses, partially offset by interest earned on short-term investments. Other expense, net for the three and six months ended January 31, 2019 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$1,913	$2,210	$297	16%	$4,172	$(1,418)	$(5,590)	(134)%
The increase in the income tax provision for the three months ended January 31, 2019, as compared to the prior year period, was due primarily to an increase in foreign taxes, as we continued our global expansion, partially offset by a tax benefit related to the change in tax law. The income tax benefit for the six months ended January 31, 2019, as compared to the income tax provision for the six months ended January 31, 2018, was due primarily to a U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination and a tax benefit related to the change in tax law, partially offset by an increase in foreign taxes, as we continued our global expansion.
In December 2017, the U.S. Congress passed, and the President signed, the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses. For additional details, refer to Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
As of January 31, 2019, we had $466.0 million of cash and cash equivalents, $1.2 million of restricted cash and $499.9 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2018	2019
	(in thousands)
Net cash provided by operating activities	$56,512	$88,314
Net cash (used in) provided by investing activities	(130,168)	39,485
Net cash provided by financing activities	545,753	32,298
Net increase in cash, cash equivalents and restricted cash	$472,097	$160,097
During the first quarter of fiscal 2019, we retrospectively adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Our statement of cash flows for the six months ended January 31, 2018 has been adjusted to conform to the new standard. Our adoption of ASU 2016-18 did not have a material impact our statements of cash flows. For additional information on this new standard, see Note 1 of Part I, Item 1, of this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Net cash provided by operating activities was $88.3 million for the six months ended January 31, 2019, an increase of $31.8 million as compared to the six months ended January 31, 2018. The increase in cash provided by operating activities for the six months ended January 31, 2019 was due primarily to higher billings and collections, partially offset by an estimated corporate income tax payment and higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $130.2 million for the six months ended January 31, 2018 included $183.1 million of short-term investment purchases and $32.0 million of purchases of property and equipment, as we continued to invest in the long-term growth of our business, partially offset by $84.9 million of maturities of short-term investments.
Net cash provided by investing activities of $39.5 million for the six months ended January 31, 2019 included $297.6 million of maturities of short-term investments, partially offset by $167.1 million of short-term investment purchases, $72.4 million of purchases of property and equipment, and an $18.7 million payment for a business combination, net of cash and restricted cash acquired.

Cash Flows from Financing Activities
Net cash provided by financing activities of $545.8 million for the six months ended January 31, 2018 primarily consisted of $564.2 million of net proceeds from the Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the Notes and $36.8 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the Notes.
Net cash provided by financing activities of $32.3 million for the six months ended January 31, 2019 primarily consisted of $33.4 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million payment of debt in conjunction with an acquisition completed during the first quarter of fiscal 2019.
Contractual Obligations
The following table summarizes our contractual obligations as of January 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations	150,721	35,098	58,779	49,295	7,549
Other purchase commitments (2)	57,403	57,403	—	—	—
Purchase commitments with contract manufacturers (3)	75,080	75,080	—	—	—
Total	$858,204	$167,581	$58,779	$624,295	$7,549

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Purchase obligations pertaining to our normal operations.

(3)	Commitments in the form of guarantees to our contract manufacturers related to certain components.
As of January 31, 2019, payments related to our above outstanding non-cancelable lease obligations will be made through 2026.
From time to time, we make commitments with our contract manufacturers, which pertain to obligations for on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge to cost of product revenue for firm, non-cancelable and unconditional purchase commitments with our third-party hardware product manufacturers for non-standard components when and if we determine that it is probable that certain quantities will exceed our future demand forecasts. Our historical charges have not been material.
In March 2019, we entered into an agreement with an OEM that provides server, storage and networking hardware, services and support. Through this agreement, the OEM will manufacture and deliver its hardware and provide services and hardware support, and we will provide our software and software support. The agreement includes a commitment from us that this collaboration will yield certain minimum dollar revenue achievements for the OEM over a twenty-seven-month period. If such revenue targets are not achieved, we may be required to pay the OEM between $0 and $73 million in shortfall payments over the course of the twenty-seven-month period.
As of January 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of January 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $13.7 million and $19.5 million for the six months ended January 31, 2018 and 2019, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $379.6 million, $297.2 million and $217.0 million for fiscal 2017, fiscal 2018 and the six months ended January 31, 2019, respectively. As of January 31, 2019, we had an accumulated deficit of $1.2 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
Traditional IT infrastructure architecture is entrenched in the datacenters of many of our end customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skillsets of IT administrators. As a result, our sales efforts often involve extensive efforts to educate our end customers as to the benefits and capabilities of our solutions, particularly as we continue to pursue large organizations as end customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.

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
We have experienced significant revenue growth in recent periods with total revenue of $845.9 million, $1.2 billion, $562.3 million and $648.6 million for fiscal 2017, fiscal 2018 and the six months ended January 31, 2018 and 2019, respectively. While we have recently experienced significant revenue growth, you should not consider such revenue growth as indicative of our future performance and we may not achieve similar revenue growth in future periods. For example, we recently announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased lead generation spending, and the hiring of additional sales people. However, the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
In addition, we have started to transition toward a subscription-based model and our revenue may be impacted in the short term. The revenue associated with certain subscription purchases, such as with Nutanix Xi Cloud Services, will be recognized over the term of the subscription resulting in less upfront revenue as compared to our historical software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. This may also make it difficult to rapidly increase our revenue in any period through additional sales.
Following our transition to software-only sales and due to the ongoing transition toward a subscription-based model, our success will also depend heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business and consumption model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transitions may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to rapidly grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to realizing the anticipated benefits, and the return on these investments may be lower, or may develop more slowly than we expect. For example, we recently announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, such as increased lead generation spending, and the hiring of additional sales people. The return on these initiatives may not be as high or may take longer to realize than expected and may impact our revenue growth and profitability in the near future.
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
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems, and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers, such as Red Hat and VMware, that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise clouds;

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
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we transitioned our business to focus on more software-only transactions, and are in the process of shifting to a software as a service and software as a subscription model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for hybrid cloud technology caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.

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
If we fail to successfully execute on our planned transition to selling more cloud services, which would be sold on a subscription-basis, our results of operations could be adversely affected.
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

We believe a subscription-based revenue model has certain advantages over our current business model, however, it also presents a number of risks to us including the following:

•	arrangements entered into on a subscription basis may delay when we can recognize revenue and can require up-front costs, which may be significant;

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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we transition our business to focus on software-only transactions and more cloud-based services on a subscription basis, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity.
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
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals and continue to further refine this segmentation as our business changes. This process, which we anticipate will continue for the foreseeable future, has involved hiring new, and promoting existing members of our sales team into, global account manager roles that will focus exclusively on large sales to major accounts. We anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to implement, further impacting productivity. In addition, as our organization focuses more heavily on major accounts and large deals, the productivity of our traditional sales teams may be impacted. For example, we experienced what we believe was a short-term decrease in sales productivity of our North American sales teams, as well as a reduction in the number of large deals executed during the quarter ended January 31, 2017, due to the continued segmentation of our sales teams. Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business. These potential fluctuations in sales productivity make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement our news sales structure in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end customers represented 12% and 23%, respectively, of our total revenue for the six months ended January 31, 2018 and 10% and 11%, respectively, for the six months ended January 31, 2019. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of ASC 606. For example, during fiscal 2017 and the majority of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, which caused a negative impact on our gross margin. While the pricing of DRAM and NAND components has begun to decrease and we expect there to be less impact to our gross margins going forward as our solutions are increasingly being sold on a software-only basis, the pricing of components may continue to impact our gross margins. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.
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

Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of January 31, 2019, we had approximately $75.1 million in the form of guarantees to our contract manufacturers related to certain components.
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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired and our competitive position, reputation, and operating results could be adversely affected. For example, during fiscal 2017 and the majority of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.
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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as the recent U.S. federal government shutdown which began in December 2018, and recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

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
A number of companies, both within and outside of the enterprise computing infrastructure industry, hold a large number of patents covering aspects of storage, servers and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. Based upon our review of these claims, we believe we have meritorious defenses to the allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solution infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our solution in the affected territories and we could incur other costs.

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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 42%, 44%, 37% and 44% of our total revenue from our international customers based on bill-to-location for fiscal 2017 and fiscal 2018 and the six months ended January 31, 2018 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2019, approximately 47% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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
Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a relative strengthening of the U.S. dollar could increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

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
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, Global Intangible Low Taxed Income; and a new minimum tax on certain foreign earnings. In addition, international organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting, action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations, and additional guidance. In addition, we have continued to evaluate our corporate structure. In July 2018, we migrated certain intellectual property to the United States. If any of the TCJA regulations and technical corrections that are issued in the future are retroactive to the period we migrated our intellectual property, our future tax obligations and effective tax rate could be materially impacted in the period issued. Furthermore, any changes to the taxation of undistributed foreign earnings, if any, could change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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
Cyber attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive customer information have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attacks. Computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become more prevalent in our industry, particularly against cloud services, and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, employee error, malfeasance or otherwise. As we transition to offering more cloud-based solutions, such as Nutanix Xi Cloud Services, we may increasingly be the target of cyber threats. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently, and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation, harm customer confidence, hurt our sales and expansion into new markets or cause us to lose existing end customers. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2019, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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
None.
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

Date: March 11, 2019	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)