Form 10-Q
period 2019-04-30
Nutanix, Inc.
filed 2019-06-05
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.000025 par value per share	NTNX	NASDAQ Global Select Market
As of May 31, 2019, the registrant had 157,407,982 shares of Class A common stock, $0.000025 par value per share, and 28,550,563 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

•	our ability to increase sales of our solutions;

•	our ability to attract new end customers and retain and grow sales from our existing end customers;

•	our ability to maintain and strengthen our relationships with our channel partners and OEMs;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our ability to maintain, protect and enhance our intellectual property;

•	our exposure to and ability to guard against cyber attacks;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	anticipated capital expenditures;

•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;

•
our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including recent changes in global tax laws;

•	economic and industry trends, projected growth or trend analysis;

•	our ability to attract and retain qualified employees and key personnel;

•	our plans for, the timing of, and the impact of changes to our business model, including our shift to a more subscription-based model;

•	our expectations concerning future shifts in the mix of whether our solutions are sold as an appliance or as software-only, and in the mix of the types of appliances we sell; and

•	the sufficiency of cash balances to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2018	April 30, 2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$305,975	$445,119
Short-term investments	628,328	495,633
Accounts receivable, net	258,289	244,445
Deferred commissions—current	33,691	40,309
Prepaid expenses and other current assets	36,818	73,744
Total current assets	1,263,101	1,299,250
Property and equipment, net	85,111	134,562
Deferred commissions—non-current	80,688	98,889
Intangible assets, net	45,366	71,118
Goodwill	87,759	185,180
Other assets—non-current	37,855	12,820
Total assets	$1,599,880	$1,801,819

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,503	$82,597
Accrued compensation and benefits	85,398	75,032
Accrued expenses and other current liabilities	31,682	20,019
Deferred revenue—current	275,648	361,432
Total current liabilities	458,231	539,080
Deferred revenue—non-current	355,559	476,830
Convertible senior notes, net	429,598	451,399
Other liabilities—non-current	29,713	29,064
Total liabilities	1,273,101	1,496,373
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2018 and April 30, 2019; no shares issued and outstanding as of July 31, 2018 and April 30, 2019	—	—
Common stock, par value of $0.000025 per share—1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2018 and April 30, 2019; 172,858,082 (135,109,672 Class A and 37,748,410 Class B) and 185,900,407 (153,349,844 Class A and 32,550,563 Class B) shares issued and outstanding as of July 31, 2018 and April 30, 2019	4	5
Additional paid-in capital	1,355,907	1,760,083
Accumulated other comprehensive (loss) income	(1,002)	329
Accumulated deficit	(1,028,130)	(1,454,971)
Total stockholders’ equity	326,779	305,446
Total liabilities and stockholders’ equity	$1,599,880	$1,801,819

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands, except share and per share data)
Revenue:
Product	$221,117	$184,794	$663,339	$646,072
Support, entitlements and other services	68,296	102,830	188,370	290,195
Total revenue	289,413	287,624	851,709	936,267
Cost of revenue:
Product	66,680	29,528	235,059	114,755
Support, entitlements and other services	28,935	45,549	77,706	120,410
Total cost of revenue	95,615	75,077	312,765	235,165
Gross profit	193,798	212,547	538,944	701,102
Operating expenses:
Sales and marketing	169,860	245,703	466,466	655,907
Research and development	81,291	137,982	216,727	371,550
General and administrative	24,929	33,040	56,929	89,167
Total operating expenses	276,080	416,725	740,122	1,116,624
Loss from operations	(82,282)	(204,178)	(201,178)	(415,522)
Other expense, net	(4,235)	(3,212)	(5,285)	(10,314)
Loss before (benefit from) provision for income taxes	(86,517)	(207,390)	(206,463)	(425,836)
(Benefit from) provision for income taxes	(843)	2,423	3,329	1,005
Net loss	$(85,674)	$(209,813)	$(209,792)	$(426,841)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.51)	$(1.15)	$(1.30)	$(2.38)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	166,845,544	182,962,921	161,709,365	179,235,498

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Net loss	$(85,674)	$(209,813)	$(209,792)	$(426,841)
Other comprehensive loss, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(517)	478	(1,131)	1,331
Comprehensive loss	$(86,191)	$(209,335)	$(210,923)	$(425,510)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended April 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2017	154,636,520	$4	$948,134	$(106)	$(730,969)	$217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	3,989,701	—	7,968	—	—	7,968
Issuance of common stock from ESPP purchase	1,261,104	—	17,402	—	—	17,402
Stock-based compensation	—	—	35,515	—	—	35,515
Vesting of early exercised stock options	—	—	249	—	—	249
Other comprehensive loss	—	—	—	(130)	—	(130)
Net loss	—	—	—	—	(61,487)	(61,487)
Balance - October 31, 2017	159,887,325	4	1,009,268	(236)	(792,456)	216,580
Issuance of common stock through employee equity incentive plans	4,178,590		11,419	—	—	11,419
Stock-based compensation	—	—	42,011	—	—	42,011
Equity component of the convertible senior notes, net	—	—	148,598	—	—	148,598
Sale of warrants related to the convertible senior notes	—	—	87,975	—	—	87,975
Cost of the bond hedges related to the convertible senior notes	—	—	(143,175)	—	—	(143,175)
Vesting of early exercised stock options	—	—	186	—	—	186
Other comprehensive loss	—	—	—	(484)	—	(484)
Net loss	—	—	—	—	(62,631)	(62,631)
Balance - January 31, 2018	164,065,915	4	1,156,282	(720)	(855,087)	300,479
Issuance of common stock through employee equity incentive plans	3,748,870	—	9,825	—	—	9,825
Issuance of common stock from ESPP purchase	1,156,746	—	21,607	—	—	21,607
Issuance of common stock in connection with a business combination	1,310,790	—	63,780	—	—	63,780
Stock-based compensation	—	—	44,946	—	—	44,946
Vesting of early exercised stock options	—	—	135	—	—	135
Other comprehensive loss	—	—	—	(517)	—	(517)
Net loss	—	—	—	—	(85,674)	(85,674)
Balance - April 30, 2018	170,282,321	$4	$1,296,575	$(1,237)	$(940,761)	$354,581

	Nine Months Ended April 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2018	172,858,082	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629,079	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,127,728	—	26,318	—	—	26,318
Issuance of common stock in connection with a business combination	2,451,322	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Vesting of early exercised stock options	—	—	70	—	—	70
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066,211	4	1,554,878	(1,168)	(1,122,395)	431,319
Issuance of common stock through employee equity incentive plans	2,967,649	—	3,341	—	—	3,341
Stock-based compensation	—	—	72,565	—	—	72,565
Vesting of early exercised stock options	—	—	50	—	—	50
Other comprehensive income	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	(122,763)	(122,763)
Balance - January 31, 2019	182,033,860	4	1,630,834	(149)	(1,245,158)	385,531
Issuance of common stock through employee equity incentive plans	2,980,448	—	3,154	—	—	3,154
Issuance of common stock from ESPP purchase	880,354	1	30,899	—	—	30,900
Issuance of common stock in connection with a business combination	5,745	—	327	—	—	327
Stock-based compensation	—	—	94,832	—	—	94,832
Vesting of early exercised stock options	—	—	37	—	—	37
Other comprehensive income	—	—	—	478	—	478
Net loss	—	—	—	—	(209,813)	(209,813)
Balance - April 30, 2019	185,900,407	$5	$1,760,083	$329	$(1,454,971)	$305,446

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2018	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(209,792)	$(426,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,013	55,740
Stock-based compensation	122,472	233,322
Change in fair value of contingent consideration	(3,371)	(832)
Amortization of debt discount and issuance costs	7,654	21,802
Other	(186)	(1,837)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,307)	16,734
Deferred commissions	(29,201)	(24,819)
Prepaid expenses and other assets (1)	(5,333)	(5,095)
Accounts payable	(6,407)	18,461
Accrued compensation and benefits	3,700	(10,366)
Accrued expenses and other liabilities	(1,147)	(31,180)
Deferred revenue	170,709	206,735
Net cash provided by operating activities (1)	69,804	51,824
Cash flows from investing activities:
Maturities of investments	147,868	460,563
Purchases of investments	(485,777)	(324,581)
Purchases of property and equipment	(46,089)	(94,815)
Payments for business combinations, net of cash and restricted cash acquired	(22,792)	(19,017)
Net cash (used in) provided by investing activities	(406,790)	22,150
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	68,186	67,277
Payment of contingent consideration associated with a business combination	—	(1,040)
Payment of debt in conjunction with business combinations	(1,428)	(991)
Proceeds from issuance of convertible senior notes, net	563,937	(75)
Proceeds from issuance of warrants	87,975	—
Payments for convertible note hedges	(143,175)	—
Payment of offering costs	(85)	—
Net cash provided by financing activities	575,410	65,171
Net increase in cash, cash equivalents and restricted cash (1)	$238,424	$139,145
Cash, cash equivalents and restricted cash—beginning of period (1)	139,497	307,098
Cash, cash equivalents and restricted cash—end of period (1)	$377,921	$446,243
Restricted cash (1)(2)	1,132	1,124
Cash and cash equivalents—end of period	$376,789	$445,119
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,038	$26,731
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with business combinations	$63,780	$103,305
Purchases of property and equipment included in accounts payable and accrued liabilities	$9,285	$11,671
Vesting of early exercised stock options	$570	$157
Convertible senior notes offering costs included in accounts payable and accrued liabilities	$425	$—

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
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2018 and 2019, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,
Partners	2018	2019	2018	2019	July 31, 2018	April 30, 2019
Partner A	(1)	(1)	10%	10%	16%	(1)
Partner B	15%	10%	20%	11%	13%	(1)
Partner C	18%	26%	17%	23%	15%	25%
Partner D	(1)	(1)	10%	(1)	(1)	(1)
Partner E	13%	13%	13%	12%	12%	13%

(1)	Less than 10%
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, filed with the SEC on September 24, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard was effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including interim reporting periods within those fiscal years. We adopted this ASU effective August 1, 2018 using a modified retrospective approach. The adoption of the new standard did not have a material impact on our condensed consolidated financial statements.
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
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases, which requires the recognition of right-of-use lease assets and lease liabilities for all leases, except for short-term leases, on the condensed consolidated balance sheets of lessees. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We will adopt the standard effective August 1, 2019 and we intend to elect certain practical expedients, including the transition option that will allow us to not have to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. We currently anticipate that the adoption of this standard will have a material impact on our condensed consolidated balance sheets, given that we had operating lease commitments in excess of $175 million as of April 30, 2019, on an undiscounted basis. We expect that most of our operating lease commitments will be subject to the new standard and will be recognized as lease liabilities and right-of-use assets upon adoption, which will increase our total assets and total liabilities reported. However, we do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated statements of operations, as the expense recognition under the new standard will be similar to current practice. We do not expect the adoption of this standard to have a material impact on our condensed consolidated statements of cash flows.
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
Note 2. BUSINESS COMBINATION
Mainframe2, Inc.
On August 24, 2018, we completed the acquisition of Mainframe2, Inc. ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California ("Frame Acquisition"). Frame provides a cloud-based Windows desktop and application delivery service. The aggregate preliminary purchase price of approximately $130.0 million consisted of approximately $26.7 million in cash and 1,813,321 shares of our Class A common stock, with an aggregate fair value of approximately $103.3 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Frame security holders.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

We also entered into employee holdback or deferred payment arrangements with certain employees of Frame who joined Nutanix after the acquisition, totaling approximately $43.3 million, of which $6.6 million will be paid in cash ("cash holdback") and $36.7 million will be satisfied by issuing shares of our Class A common stock ("share holdback"). As the earning of the share holdback and payment of the cash holdback are contingent upon the continuous service of the employees, they are being accounted for as post-combination compensation expense over the required service period of three years. The 643,746 shares of our Class A common stock related to the $36.7 million share holdback have a fair value of $56.97 per share, the closing price of our Class A common stock on August 24, 2018, and had been issued at closing and are currently being held in escrow. This holdback is being accounted for as stock-based compensation over the required three-year service period. On September 21, 2018, we filed a Form S-3 registration statement with the SEC for the 2,451,322 shares of our Class A common stock that were issued as partial consideration in the Frame Acquisition.
Acquisition-related costs are expensed as incurred as general and administrative expenses on our condensed consolidated statement of operations. We incurred approximately $1.1 million of acquisition-related costs in connection with the Frame Acquisition, of which approximately $0.4 million was recognized during the nine months ended April 30, 2019.
The following table presents the preliminary aggregate purchase price allocation related to our acquisition of Frame as of April 30, 2019:

Estimated Fair Value
(in thousands)
Goodwill	$97,328
Amortizable intangible assets	38,180
Tangible assets acquired	10,811
Liabilities assumed	(16,293)
Total consideration	$130,026

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
Our condensed consolidated financial statements for the three and nine months ended April 30, 2019 include the operations of Frame from the date of the acquisition. Pro forma results of operations have not been presented because they are not material to our condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3.    REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software delivered on configured to order appliances is not portable to other appliances and has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured to order appliances, including our Nutanix-branded NX hardware line, are typically sold through Partners and can be purchased from one of our OEMs or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships. The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Subscription	$80,105	$168,447	$216,668	$452,779
Non-portable software	140,879	88,719	396,986	366,910
Hardware	62,617	21,853	221,454	92,319
Professional services	5,812	8,605	16,601	24,259
Total revenue	$289,413	$287,624	$851,709	$936,267

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
Subscription revenue — Subscription revenue is generated from the sales of software entitlement and support subscriptions, subscription term-based licenses and cloud-based software as a service ("SaaS") offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $62.5 million and $171.8 million of our subscription revenue for the three and nine months ended April 30, 2018 and approximately $96.1 million and $269.7 million of our subscription revenue for the three and nine months ended April 30, 2019, respectively. Revenue from our subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription term-based licenses represented approximately $17.6 million and $44.9 million of our subscription revenue for the three and nine months ended April 30, 2018 and approximately $72.3 million and $183.1 million of our subscription revenue for the three and nine months ended April 30, 2019, respectively. For the three and nine months ended April 30, 2018, the weighted average term for these subscription term-based licenses was approximately 3.3 years and 3.6 years, respectively. For the three and nine months ended April 30, 2019, the weighted average term for these subscription term-based licenses was approximately 3.9 years and 3.8 years, respectively.
Non-portable software revenue — Non-portable software revenue includes sales of our software operating system when delivered on a configured to order appliance by us or one of our OEMs. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance the software is delivered on. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2018 and April 30, 2019 is presented in the accompanying condensed consolidated balance sheets.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2018	$631,207	$114,379
Additions	159,210	33,958
Revenue/commissions recognized	(88,937)	(26,230)
Assumed in a business combination	320	—
Balance as of October 31, 2018	701,800	122,107
Additions	176,487	37,280
Revenue/commissions recognized	(98,428)	(29,353)
Balance as of January 31, 2019	779,859	130,034
Additions	161,233	38,396
Revenue/commissions recognized	(102,830)	(29,232)
Balance as of April 30, 2019	$838,262	$139,198
During the three and nine months ended April 30, 2018, we recognized revenue of approximately $49.4 million and $136.8 million pertaining to amounts deferred as of January 31, 2018 and July 31, 2017, respectively. During the three and nine months ended April 30, 2019, we recognized revenue of approximately $89.8 million and $216.3 million pertaining to amounts deferred as of January 31, 2019 and July 31, 2018, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $845.7 million as of April 30, 2019, of which we expect to recognize approximately 43% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 4.    FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$41,763	$—	$—	$41,763
Commercial paper	—	77,818	—	77,818
U.S. government securities	—	4,985	—	4,985
Short-term investments:
Corporate bonds	—	448,458	—	448,458
Commercial paper	—	120,772	—	120,772
U.S. government securities	—	59,098	—	59,098
Total measured at fair value	$41,763	$711,131	$—	$752,894
Cash				181,409
Total cash, cash equivalents and short-term investments				$934,303
Financial Liabilities:
Contingent consideration	$—	$—	$1,872	$1,872

	As of April 30, 2019
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$61,373	$—	$—	$61,373
Commercial paper	—	118,773	—	118,773
Short-term investments:
Corporate bonds	—	355,259	—	355,259
Commercial paper	—	96,214	—	96,214
U.S. government securities	—	44,160	—	44,160
Total measured at fair value	$61,373	$614,406	$—	$675,779
Cash				264,973
Total cash, cash equivalents and short-term investments				$940,752

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

	As of July 31, 2018		As of April 30, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$429,598	$685,527	$451,399	$657,921

The carrying value of the Notes as of April 30, 2019 was net of the unamortized debt discount of $117.1 million and unamortized debt issuance costs of $6.5 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
A summary of the changes in the fair value of our contingent consideration, characterized as Level 3 in the fair value hierarchy, is as follows:

	Nine Months Ended April 30,
	2018	2019
	(in thousands)
Contingent consideration—beginning balance	$4,295	$1,872
Change in fair value (1)	(3,371)	(832)
Payment	—	(1,040)
Contingent consideration—ending balance	$924	$—

(1)	Recognized in the condensed consolidated statements of operations within general and administrative expenses.
We remeasured the fair value of our Level 3 contingent consideration liability using a Monte Carlo simulation on projected future payments. The fair value was determined by calculating the net present value of the expected payments using significant inputs that were not observable in the market, including the probability of achieving the milestone, estimated bookings and discount rates. The change in fair value of the contingent consideration was due to the movement of the inputs. During the quarter ended April 30, 2019, the contingent consideration was paid out in full.
Note 5.    BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2018 and April 30, 2019, unrealized gains and losses from our short-term investments were not material. As of July 31, 2018 and April 30, 2019, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, at July 31, 2018 and April 30, 2019, there were no other-than-temporary impairments for these investments.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2019
(in thousands)
Due within one year	$373,305
Due in one to two years	122,328
Total	$495,633

Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2018	April 30, 2019
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$131,805	$187,380
Demonstration units	12	53,547	59,254
Leasehold improvements	(1)	19,916	42,862
Furniture and fixtures	60	7,636	13,051
Total property and equipment, gross		212,904	302,547
Less: accumulated depreciation		(127,793)	(167,985)
Total property and equipment, net		$85,111	$134,562

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $11.3 million and $31.9 million for the three and nine months ended April 30, 2018 and $16.4 million and $43.3 million for the three and nine months ended April 30, 2019, respectively.
Goodwill and Intangible Assets, Net

The changes in the carrying value of goodwill during the nine months ended April 30, 2019 were as follows:

Carrying Amount
(in thousands)
Balance as of July 31, 2018	$87,759
Acquired in Frame Acquisition	97,328
Other	93
Balance as of April 30, 2019	$185,180

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Intangible assets, net consists of the following:

	As of
	July 31, 2018	April 30, 2019
	(in thousands)
Developed technology	$47,500	$79,300
Customer relationships	6,650	8,860
Trade name	—	4,170
Total intangible assets, gross	54,150	92,330
Less:
Accumulated amortization of developed technology	(6,956)	(17,515)
Accumulated amortization of customer relationships	(1,828)	(3,002)
Accumulated amortization of trade name	—	(695)
Total accumulated amortization	(8,784)	(21,212)
Total intangible assets, net	$45,366	$71,118

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining three months)	$4,345
2020	17,380
2021	17,380
2022	16,183
2023	10,856
Thereafter	4,974
Total	$71,118

Other Assets—Non-Current
Other assets—non-current consists of the following:

	As of
	July 31, 2018	April 30, 2019
	(in thousands)
Other tax assets—non-current	$30,927	$—
Deferred tax assets—non-current	2,860	3,064
Other	4,068	9,756
Total other assets—non-current	$37,855	$12,820

The decrease in other tax assets—non-current from July 31, 2018 to April 30, 2019 was due primarily to the reclassification of an $18.0 million corporate income tax receivable to prepaid expenses and other current assets, as the refund is expected to be received within the next 12 months, as well as the reversal of an uncertain tax position resulting from a change in tax election during the third quarter of fiscal 2019.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2018	April 30, 2019
	(in thousands)
Accrued commissions	$21,660	$23,881
Accrued vacation	10,548	14,963
Contributions to ESPP withheld	21,931	8,901
Accrued bonus	12,129	8,110
Payroll taxes payable	9,563	7,382
Other	9,567	11,795
Total accrued compensation and benefits	$85,398	$75,032
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2018	April 30, 2019
	(in thousands)
Accrued professional services	$5,838	$2,593
Income taxes payable	20,863	2,901
Other	4,981	14,525
Total accrued expenses and other current liabilities	$31,682	$20,019

The decrease in income taxes payable from July 31, 2018 to April 30, 2019 was due primarily to an $18.0 million estimated corporate income tax payment made during the second quarter of fiscal 2019.
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
Based on the closing price of our Class A common stock of $43.19 on April 30, 2019, the if-converted value of the Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended April 30, 2019, the Notes are not convertible for the fiscal quarter commencing after April 30, 2019.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Notes consisted of the following:

	As of
	July 31, 2018	April 30, 2019
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(137,719)	(117,070)
Unamortized debt issuance costs (1)	(7,683)	(6,531)
Net carrying amount	$429,598	$451,399
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of April 30, 2019, the remaining life of the Notes was approximately 44 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Interest expense related to amortization of debt discount	$6,550	$6,997	$7,250	$20,650
Interest expense related to amortization of debt issuance costs	366	390	404	1,152
Total interest expense	$6,916	$7,387	$7,654	$21,802

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2018 and April 30, 2019. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges are tax deductible expenses, while the proceeds received from the warrants are not taxable.

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
Future minimum payments due under operating leases as of April 30, 2019 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2019 (remaining three months)	$9,244
2020	39,122
2021	35,738
2022	33,927
2023	31,386
Thereafter	26,244
Total	$175,661

Purchase Commitments
In the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2019, we had up to approximately $53.4 million of non-cancelable purchase commitments pertaining to our normal operations, and up to approximately $135.7 million in the form of guarantees to certain of our contract manufacturers and OEMs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The complaints generally allege that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. Although the definitions of the class vary slightly, the actions are generally brought on behalf of those who purchased our stock between March 2, 2018, and February 28, 2019, inclusive. The complaints seek monetary damages in an unspecified amount. These cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Note 8.     STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2019, we had 1,000,000,000 shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200,000,000 shares of Class B common stock authorized, with a par value of $0.000025 per share. As of April 30, 2019, we had 153,349,844 shares of Class A common stock issued and outstanding and 32,550,563 shares of Class B common stock issued and outstanding.
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
Under the 2016 Plan, we may grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 7,731,826 and 8,642,904 shares, respectively, pursuant to these provisions. As of April 30, 2019, we had reserved a total of 46,199,635 shares for the issuance of equity awards under the Stock Plans, of which 13,827,893 shares were still available for grant.

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

We used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period. As of April 30, 2019, 100,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
Outstanding at July 31, 2018	23,597,499	$31.20
Granted	8,445,399	$47.63
Vested	(6,382,260)	$28.07
Canceled/forfeited	(2,426,308)	$35.03
Outstanding at April 30, 2019	23,234,330	$37.63

Stock Options
We did not grant any stock options during the nine months ended April 30, 2019. A total of 2,194,303 stock options were exercised during the nine months ended April 30, 2019, with an average exercise price per share of $4.64. As of April 30, 2019, 9,103,232 stock options, with a weighted average exercise price of $5.22 per share, a weighted average remaining contractual life of 4.9 years and an aggregate intrinsic value of $345.7 million, remained outstanding.

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
During the nine months ended April 30, 2019, 2,008,082 shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $57.2 million. As of April 30, 2019, 1,402,959 shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2018	2019
Expected term (in years)	0.75	0.84
Risk-free interest rate	1.4%	2.5%
Volatility	49.8%	69.0%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Cost of revenue:
Product	$634	$953	$1,888	$2,523
Support, entitlements and other services	1,951	4,542	6,156	11,072
Sales and marketing	18,051	35,257	47,759	81,325
Research and development	16,474	42,265	49,039	107,953
General and administrative	7,836	11,815	17,630	30,449
Total stock-based compensation expense	$44,946	$94,832	$122,472	$233,322

As of April 30, 2019, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $791.3 million and is expected to be recognized over a weighted average period of approximately 2.5 years.
Note 10. INCOME TAXES
The income tax benefit $0.8 million and provision of $3.3 million for the three and nine months ended April 30, 2018, respectively, primarily consisted of foreign taxes on our international operations, partially offset by a $3.9 million valuation allowance release in connection with acquisitions. The income tax provisions of $2.4 million and $1.0 million for the three and nine months ended April 30, 2019, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. The income tax provision for the nine months ended April 30, 2019 was partially offset by a $5.8 million U.S. valuation allowance release in connection with an acquisition and a tax benefit related to the change in tax law. The net deferred tax liabilities recorded in connection with these acquisitions provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of our U.S. valuation allowance. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
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
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The SAB 118 measurement period ended in December 2018. As such, during the second quarter of fiscal 2019, we completed our analysis based on the current legislative updates related to the TCJA and noted no additional guidance or information that affects the provisional amounts previously recorded. Although our analysis of the tax effects of the TCJA is complete, there may be additional tax effects that could impact our future consolidated financial statements upon the finalization of any laws, regulations or additional TCJA guidance.
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(85,674)	$(209,813)	$(209,792)	$(426,841)
Denominator:
Weighted average shares—basic and diluted	166,845,544	182,962,921	161,709,365	179,235,498
Net loss per share attributable to common stockholders—basic and diluted	$(0.51)	$(1.15)	$(1.30)	$(2.38)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three and Nine Months Ended April 30,
	2018	2019
Outstanding stock options and RSUs	35,206,318	32,337,562
Employee stock purchase plan	1,341,470	1,657,333
Contingently issuable shares pursuant to business combinations	276,625	748,172
Common stock subject to repurchase	73,360	6,251
Common stock warrants	34,180	34,180
Total	36,931,953	34,783,498

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
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
U.S.	$135,276	$158,263	$488,416	$519,923
Asia Pacific	68,622	66,105	172,774	205,115
Europe, the Middle East and Africa	74,916	52,853	164,089	177,260
Other Americas	10,599	10,403	26,430	33,969
Total revenue	$289,413	$287,624	$851,709	$936,267

As of July 31, 2018 and April 30, 2019, $130.0 million and $175.1 million, respectively, of our long-lived assets, net were located in the United States.
Note 13. RELATED PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the three and nine months ended April 30, 2018 and 2019, we did not have any material related party transactions.
In connection with the acquisition of PernixData in the first quarter of fiscal 2017, entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of our outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData acquisition. One member of our Board is affiliated with Lightspeed Venture Partners. As of April 30, 2019, entities affiliated with Lightspeed Venture Partners owned approximately 6.3% of our total outstanding Class A and Class B common stock.

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
Our enterprise cloud platform can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Non-portable software is delivered on configured to order appliances and has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years and can be utilized on a Nutanix-certified hardware platform. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our original equipment manufacturers ("OEMs") or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support.
Product revenue is generated primarily from the sales of our solution and is generally recognized upon transfer of control to the customer. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts and is recognized ratably over the term of those support contracts. Historically, we have delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the appliance. However, during fiscal 2018, most of our customers have transitioned to purchasing appliances directly from our OEMs. In addition, we are transitioning to a subscription business model, which includes transitioning our non-portable software sales to subscription term-based licenses, a trend that we expect to continue over the next several quarters.
We had a broad and diverse base of approximately 13,190 end customers as of April 30, 2019, including approximately 780 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 9,690 as of April 30, 2018 to approximately 13,190 as of April 30, 2019. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. The majority of our sales and marketing investment is used to educate our end customers about the benefits of our solution, particularly as we continue to pursue large enterprises and mission critical workloads. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and non-virtualized applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.

We continue to invest heavily in the growth of our business, including the development of our solutions, build-out of our global sales force and other sales and marketing initiatives. The number of our full-time employees increased from approximately 3,710 as of April 30, 2018 to approximately 4,930 as of April 30, 2019. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in Bangalore, India, Durham, North Carolina, Seattle, Washington and Belgrade, Serbia. We have also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional lead generation spending to increase pipeline growth. We intend to continue to invest in our global engineering team to enhance the functionality of our platform, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $851.7 million and $936.3 million for the nine months ended April 30, 2018 and 2019, respectively, an increase of 9.9%. Our software and support revenue was $630.3 million and $843.9 million for the nine months ended April 30, 2018 and 2019, respectively, an increase of 33.9%. Our net losses were $209.8 million and $426.8 million for the nine months ended April 30, 2018 and 2019, respectively. Net cash provided by operating activities was $69.8 million and $51.8 million for the nine months ended April 30, 2018 and 2019, respectively. Free cash flow, which is calculated as net cash provided by operating activities less purchases of property and equipment, was a generation of $23.7 million and use of $43.0 million for the nine months ended April 30, 2018 and 2019, respectively. As of April 30, 2019, we had an accumulated deficit of $1.5 billion.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands, except percentages)
Total revenue	$289,413	$287,624	$851,709	$936,267
Year-over-year percentage increase (decrease)	40.7%	(0.6)%	43.5%	9.9%
Subscription revenue	$80,105	$168,447	$216,668	$452,779
Software and support revenue	$226,796	$265,771	$630,255	$843,948
Total billings	$351,178	$346,027	$1,022,418	$1,143,002
Subscription billings	$142,965	$224,312	$378,444	$652,692
Software and support billings	$291,952	$324,174	$800,964	$1,050,683
Gross profit	$193,798	$212,547	$538,944	$701,102
Adjusted gross profit	$197,830	$221,736	$550,494	$725,414
Gross margin	67.0%	73.9%	63.3%	74.9%
Adjusted gross margin	68.4%	77.1%	64.6%	77.5%
Total deferred revenue	$539,889	$838,262	$539,889	$838,262
Net cash provided by (used in) operating activities	$13,292	$(36,490)	$69,804	$51,824
Free cash flow	$(804)	$(58,922)	$23,715	$(42,991)
Non-GAAP operating expenses	$232,398	$326,516	$627,397	$895,083
Total end customers	9,690	13,190	9,690	13,190

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$80,105	$168,447	$216,668	$452,779
Non-portable software revenue	140,879	88,719	396,986	366,910
Hardware revenue	62,617	21,853	221,454	92,319
Professional services revenue	5,812	8,605	16,601	24,259
Total revenue	$289,413	$287,624	$851,709	$936,267

Disaggregation of billings:
Subscription billings	$142,965	$224,312	$378,444	$652,692
Non-portable software billings	139,092	88,719	396,986	366,910
Hardware billings	59,226	21,853	221,451	92,319
Professional services billings	9,895	11,143	25,537	31,081
Total billings	$351,178	$346,027	$1,022,418	$1,143,002
Subscription — Subscription revenue is generated from the sales of software entitlement and support subscriptions, subscription term-based licenses and cloud-based SaaS offerings. We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $62.5 million and $171.8 million of our subscription revenue for the three and nine months ended April 30, 2018 and approximately $96.1 million and $269.7 million of our subscription revenue for the three and nine months ended April 30, 2019, respectively. Revenue from our subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription term-based licenses represented approximately $17.6 million and $44.9 million of our subscription revenue for the three and nine months ended April 30, 2018 and approximately $72.3 million and $183.1 million of our subscription revenue for the three and nine months ended April 30, 2019, respectively. For the three and nine months ended April 30, 2018, the weighted average term for these subscription term-based licenses was approximately 3.3 years and 3.6 years, respectively. For the three and nine months ended April 30, 2019, the weighted average term for these subscription term-based licenses was approximately 3.9 years and 3.8 years, respectively.
Non-portable software — Non-portable software revenue includes sales of our software operating system when delivered on a configured to order appliance by us or one of our OEMs. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance the software is delivered on. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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
Total billings, subscription billings, professional services billings, software and support billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, professional services billings, software and support billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, professional services revenue, software and support revenue, gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
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
Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, costs associated with business combinations, such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs, and other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands, except percentages)
Total revenue	$289,413	$287,624	$851,709	$936,267
Change in deferred revenue, net of acquisitions (1)	61,765	58,403	170,709	206,735
Total billings (non-GAAP)	$351,178	$346,027	$1,022,418	$1,143,002

Gross profit	$193,798	$212,547	$538,944	$701,102
Stock-based compensation	2,585	5,495	8,044	13,595
Amortization of intangible assets	1,447	3,694	3,506	10,554
Other	—	—	—	163
Adjusted gross profit (non-GAAP)	$197,830	$221,736	$550,494	$725,414

Gross margin	67.0%	73.9%	63.3%	74.9%
Stock-based compensation	0.9%	1.9%	0.9%	1.5%
Amortization of intangible assets	0.5%	1.3%	0.4%	1.1%
Other	—%	—%	—%	—%
Adjusted gross margin (non-GAAP)	68.4%	77.1%	64.6%	77.5%

Net cash provided by (used in) operating activities	$13,292	$(36,490)	$69,804	$51,824
Purchases of property and equipment	(14,096)	(22,432)	(46,089)	(94,815)
Free cash flow (non-GAAP)	$(804)	$(58,922)	$23,715	$(42,991)

Operating expenses	$276,080	$416,725	$740,122	$1,116,624
Stock-based compensation	(42,361)	(89,337)	(114,428)	(219,727)
Amortization of intangible assets	(222)	(661)	(625)	(1,877)
Change in fair value of contingent consideration	(584)	37	3,371	832
Acquisition-related costs	(515)	(200)	(1,043)	(721)
Other	—	(48)	—	(48)
Operating expenses (non-GAAP)	$232,398	$326,516	$627,397	$895,083

(1)	Amount for the nine months ended April 30, 2019 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Subscription revenue	$80,105	$168,447	$216,668	$452,779
Change in subscription deferred revenue, net of acquisitions (2)	62,860	55,865	161,776	199,913
Subscription billings	$142,965	$224,312	$378,444	$652,692

Professional services revenue	$5,812	$8,605	$16,601	$24,259
Change in professional services deferred revenue	4,083	2,538	8,936	6,822
Professional services billings	$9,895	$11,143	$25,537	$31,081

Software revenue	$158,500	$162,941	$441,885	$553,753
Hardware revenue	62,617	21,853	221,454	92,319
Product revenue	221,117	184,794	663,339	646,072
Support, entitlements and other services revenue	68,296	102,830	188,370	290,195
Total revenue	$289,413	$287,624	$851,709	$936,267

Total software and support revenue (1)	$226,796	$265,771	$630,255	$843,948
Change in software and support deferred revenue, net of acquisitions (2)(3)	65,156	58,403	170,709	206,735
Software and support billings (1)	$291,952	$324,174	$800,964	$1,050,683

(1)	Software and support revenue and billings include software and support, entitlements and other services revenue and billings.

(2)	Amount for the nine months ended April 30, 2019 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

(3)	Approximately $3.4 million of hardware was included in deferred revenue as of January 31, 2018.

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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, expanding our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, as well as other sales and marketing initiatives, such as additional lead generation spending to increase our pipeline growth. We have significantly increased our sales and marketing personnel, which grew by approximately 30% from April 30, 2018 to April 30, 2019. We estimate, based on past experience, that sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2019, we considered approximately 58% of our global sales team members to be fully ramped, while the remaining approximately 42% of our global sales team members are in the process of ramping up. As we shift the focus of some of our new and existing sales team members to major accounts and large deals, it may take longer for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing this realignment and expect continuing improvement over the coming quarters. We intend to continue to grow our global sales and marketing team and continue investing in sales and marketing initiatives to acquire new end customers and to increase sales to existing end customers.

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
Leveraging Channel Partners and OEMs
We plan to continue to strengthen and expand our network of channel partners and OEMs to increase sales to both new and existing end customers. We believe that increasing channel leverage by investing aggressively in sales enablement and co-marketing with our partners will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel partners and OEMs.
Continued Purchases and Upgrades within Existing Customer Base
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2019, approximately 66% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including software entitlement and support subscription renewals, after the initial purchase. Additionally, as of April 30, 2019, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.1x greater, or 4.4x greater excluding hardware, on average, than their initial order. This number increases to approximately 10.8x, or 11.7x greater excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer, and to more than 42.7x, on average, for our top 25 end customers as of April 30, 2019. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers. Our business and operating results will depend on our ability to sell additional products to our existing and future base of end customers.
Changes in Product Mix and Transition to Subscription
Shifts in the mix of whether our solutions are sold with or without an appliance, or on a subscription basis, could result in fluctuations in our billings, revenue and gross margin. Sales where customers separately procure an appliance typically reflect higher gross margins and lower revenue in a given period, since the sale does not include the revenue or cost of the hardware components in an appliance. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales in this manner may reflect lower revenue in a given period. In addition, our shift to selling more subscription term-based licenses may impact our billings and revenue, as these licenses generally have an average term of less than four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years.
Historically, we have delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the appliance. However, starting in the first quarter of fiscal 2018, more of our customers began buying appliances directly from our OEMs, or in some cases, purchasing separately sold subscription term-based licenses. We expect to continue to see increases in the sales of our solutions without hardware appliances and sales of subscription term-based licenses, which will be reflected in further corresponding changes to our billings, revenue and gross margin.

Revenue for our solutions, whether or not sold on an appliance by us or as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Non-portable software is delivered on configured to order appliances and has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years and can be utilized on a Nutanix-certified hardware platform. Configured to order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEMs or directly from Nutanix. Our platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of our sales are made through channel partners and OEM relationships.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During the three and nine months ended April 30, 2018, we recognized $6.9 million and $7.7 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes. During the three and nine months ended April 30, 2019, we recognized $7.4 million and $21.8 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(in thousands)
Revenue:
Product	$221,117	$184,794	$663,339	$646,072
Support, entitlements and other services	68,296	102,830	188,370	290,195
Total revenue	289,413	287,624	851,709	936,267
Cost of revenue:
Product (1)(2)	66,680	29,528	235,059	114,755
Support, entitlements and other services (1)	28,935	45,549	77,706	120,410
Total cost of revenue	95,615	75,077	312,765	235,165
Gross profit	193,798	212,547	538,944	701,102
Operating expenses:
Sales and marketing (1)(2)	169,860	245,703	466,466	655,907
Research and development (1)	81,291	137,982	216,727	371,550
General and administrative (1)	24,929	33,040	56,929	89,167
Total operating expenses	276,080	416,725	740,122	1,116,624
Loss from operations	(82,282)	(204,178)	(201,178)	(415,522)
Other expense, net	(4,235)	(3,212)	(5,285)	(10,314)
Loss before provision for (benefit from) income taxes	(86,517)	(207,390)	(206,463)	(425,836)
Provision for (benefit from) income taxes	(843)	2,423	3,329	1,005
Net loss	$(85,674)	$(209,813)	$(209,792)	$(426,841)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$634	$953	$1,888	$2,523
Support, entitlements and other services cost of revenue	1,951	4,542	6,156	11,072
Sales and marketing	18,051	35,257	47,759	81,325
Research and development	16,474	42,265	49,039	107,953
General and administrative	7,836	11,815	17,630	30,449
Total stock-based compensation expense	$44,946	$94,832	$122,472	$233,322

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$1,447	$3,694	$3,506	$10,554
Sales and marketing	222	661	625	1,877
Total amortization of intangible assets	$1,669	$4,355	$4,131	$12,431

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2019	2018	2019
	(as a percentage of total revenue)
Revenue:
Product	76.4%	64.2%	77.9%	69.0%
Support, entitlements and other services	23.6%	35.8%	22.1%	31.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	23.0%	10.3%	27.6%	12.2%
Support, entitlements and other services	10.0%	15.8%	9.1%	12.9%
Total cost of revenue	33.0%	26.1%	36.7%	25.1%
Gross profit	67.0%	73.9%	63.3%	74.9%
Operating expenses:
Sales and marketing	58.7%	85.4%	54.8%	70.1%
Research and development	28.1%	48.0%	25.4%	39.7%
General and administrative	8.6%	11.5%	6.7%	9.5%
Total operating expenses	95.4%	144.9%	86.9%	119.3%
Loss from operations	(28.4)%	(71.0)%	(23.6)%	(44.4)%
Other expense, net	(1.5)%	(1.1)%	(0.6)%	(1.1)%
Loss before provision for (benefit from) income taxes	(29.9)%	(72.1)%	(24.2)%	(45.5)%
Provision for (benefit from) income taxes	(0.3)%	0.8%	0.4%	0.1%
Net loss	(29.6)%	(72.9)%	(24.6)%	(45.6)%

Comparison of the Three and Nine Months Ended April 30, 2018 and 2019
Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Product	$221,117	$184,794	$(36,323)	(16)%	$663,339	$646,072	$(17,267)	(3)%
Support, entitlements and other services	68,296	102,830	34,534	51%	188,370	290,195	101,825	54%
Total revenue	$289,413	$287,624	$(1,789)	(1)%	$851,709	$936,267	$84,558	10%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
U.S.	$135,276	$158,263	$22,987	17%	$488,416	$519,923	$31,507	6%
Asia Pacific	68,622	66,105	(2,517)	(4)%	172,774	205,115	32,341	19%
Europe, the Middle East and Africa	74,916	52,853	(22,063)	(29)%	164,089	177,260	13,171	8%
Other Americas	10,599	10,403	(196)	(2)%	26,430	33,969	7,539	29%
Total revenue	$289,413	$287,624	$(1,789)	(1)%	$851,709	$936,267	$84,558	10%
The decrease in product revenue for the three and nine months ended April 30, 2019 was due primarily to the decrease in hardware revenue from transactions where the hardware was not sold by us. We estimate that if we had sold the hardware in these transactions, our product revenue would have been approximately $52 million and $74 million higher for the three and nine months ended April 30, 2018 and approximately $92 million and $307 million higher for the three and nine months ended April 30, 2019, respectively. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of less than four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years.
Support, entitlements and other services revenue increased in the three and nine months ended April 30, 2019, as compared to the respective prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Cost of product revenue	$66,680	$29,528	$(37,152)	(56)%	$235,059	$114,755	$(120,304)	(51)%
Product gross margin	69.8%	84.0%			64.6%	82.2%
Cost of support, entitlements and other services revenue	$28,935	$45,549	$16,614	57%	$77,706	$120,410	$42,704	55%
Support, entitlements and other services gross margin	57.6%	55.7%			58.7%	58.5%
Total gross margin	67.0%	73.9%			63.3%	74.9%
Cost of product revenue
Cost of product revenue decreased for the three and nine months ended April 30, 2019, as compared to the respective prior year periods, due primarily to the decreases in hardware revenue, reflecting our shift to software-only transactions, which have a higher margin as compared to hardware sales.
Product gross margin increased by 14.2 and 17.6 percentage points for the three and nine months ended April 30, 2019, respectively, as compared to the prior year periods. The gross margin increases were due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2019, as compared to the respective prior year periods, due to higher personnel costs relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 43% increase in our customer support, entitlements and other services headcount from April 30, 2018 to April 30, 2019.
Support, entitlements and other services gross margin decreased by 1.9 and 0.2 percentage points for the three and nine months ended April 30, 2019, as compared to the respective prior year periods, due primarily to higher costs related to the ramp up for new products, specifically cloud services.
Operating Expenses
Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$169,860	$245,703	$75,843	45%	$466,466	$655,907	$189,441	41%
Percent of total revenue	58.7%	85.4%			54.8%	70.1%
Sales and marketing expense increased for the three and nine months ended April 30, 2019, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as our sales and marketing headcount increased by 30% from April 30, 2018 to April 30, 2019. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our sales and marketing activities related to lead generation, brand awareness, promotions, trade shows and partner programs.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Research and development	$81,291	$137,982	$56,691	70%	$216,727	$371,550	$154,823	71%
Percent of total revenue	28.1%	48.0%			25.4%	39.7%
R&D expense increased for the three and nine months ended April 30, 2019, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as R&D headcount increased by 33% from April 30, 2018 to April 30, 2019 in an effort to continue the expansion of our product development activities, including new products. This increase includes additional headcount and stock-based compensation expense related to employees who joined Nutanix through acquisitions.
General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
General and administrative	$24,929	$33,040	$8,111	33%	$56,929	$89,167	$32,238	57%
Percent of total revenue	8.6%	11.5%			6.7%	9.5%
G&A expense increased for the three and nine months ended April 30, 2019, as compared to the respective prior year periods. The increase was due primarily to higher personnel-related costs, including stock-based compensation expense, as G&A headcount increased by 32% from April 30, 2018 to April 30, 2019 in order to support our growing business, as well as higher legal and other outside services costs.
Other Expense, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
Other expense, net	$(4,235)	$(3,212)	$1,023	(24)%	$(5,285)	$(10,314)	$(5,029)	95%
The fluctuations in other expense, net for the three and nine months ended April 30, 2018 were primarily related to foreign currency losses, partially offset by interest earned on short-term investments. For the nine months ended April 30, 2018, the increase was also due to the amortization of the debt discount and issuance costs for the Notes, as the Notes were issued during the second quarter of fiscal 2018. Other expense, net for the three and nine months ended April 30, 2019 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments.
(Benefit from) Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2019	$	%	2018	2019	$	%
	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(843)	$2,423	$3,266	(387)%	$3,329	$1,005	$(2,324)	(70)%
The income tax provision for the three months ended April 30, 2019, as compared to the income tax benefit for the three months ended April 30, 2018, was due primarily to an increase in foreign taxes, as we continued our global expansion, partially offset by a tax benefit related to the change in tax law. The decrease in the income tax provision for the nine months ended April 30, 2019, as compared to the prior year period, was due primarily to a U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination and a tax benefit related to the change in tax law, partially offset by an increase in foreign taxes, as we continued our global expansion.

In December 2017, the U.S. Congress passed, and the President signed, the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses. For additional details, refer to Note 10 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of April 30, 2019, we had $445.1 million of cash and cash equivalents, $1.1 million of restricted cash and $495.6 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2018	2019
	(in thousands)
Net cash provided by operating activities	$69,804	$51,824
Net cash (used in) provided by investing activities	(406,790)	22,150
Net cash provided by financing activities	575,410	65,171
Net increase in cash, cash equivalents and restricted cash	$238,424	$139,145
During the first quarter of fiscal 2019, we retrospectively adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Our statement of cash flows for the nine months ended April 30, 2018 has been adjusted to conform to the new standard. Our adoption of ASU 2016-18 did not have a material impact our statements of cash flows. For additional information on this new standard, see Note 1 of Part I, Item 1, of this Quarterly Report on Form 10-Q.
Cash Flows from Operating Activities
Net cash provided by operating activities was $51.8 million for the nine months ended April 30, 2019, a decrease of $18.0 million as compared to the nine months ended April 30, 2018. The decrease in cash provided by operating activities for the nine months ended April 30, 2019 was due primarily to higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $406.8 million for the nine months ended April 30, 2018 included $485.8 million of short-term investment purchases, $46.1 million of purchases of property and equipment, as we continued to invest in the long-term growth of our business, and $22.8 million of payments for business combinations, partially offset by $147.9 million of maturities of short-term investments.
Net cash provided by investing activities of $22.2 million for the nine months ended April 30, 2019 included $460.6 million of maturities of short-term investments, partially offset by $324.6 million of short-term investment purchases, $94.8 million of purchases of property and equipment, and $19.0 million payment for a business combination, net of cash and restricted cash acquired.

Cash Flows from Financing Activities
Net cash provided by financing activities of $575.4 million for the nine months ended April 30, 2018 primarily consisted of $563.9 million of net proceeds from the Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the Notes and $68.2 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the Notes.
Net cash provided by financing activities of $65.2 million for the nine months ended April 30, 2019 primarily consisted of $67.3 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $1.0 million payment of an acquisition-related contingent consideration and a $1.0 million payment of debt in conjunction with an acquisition completed during the first quarter of fiscal 2019.
Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations	175,661	39,003	70,673	60,461	5,524
Other purchase commitments (2)	53,384	53,384	—	—	—
Guarantees with contract manufacturers and OEMs	135,725	62,850	72,875	—	—
Total	$939,770	$155,237	$143,548	$635,461	$5,524

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Purchase obligations pertaining to our normal operations.
As of April 30, 2019, payments related to our above outstanding non-cancelable lease obligations will be made through 2026.
From time to time, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.
As of April 30, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is unclear when these liabilities will be paid.
Off-Balance Sheet Arrangements
As of April 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $22.4 million and $30.6 million for the nine months ended April 30, 2018 and 2019, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $379.6 million, $297.2 million and $426.8 million for fiscal 2017, fiscal 2018 and the nine months ended April 30, 2019, respectively. As of April 30, 2019, we had an accumulated deficit of $1.5 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
A shift in our relationships with our OEMs could adversely affect our results of operations.
Our relationships with our original equipment manufacturers ("OEMs") continue to shift as industry dynamics change, and our OEMs may be less willing to partner with us as an OEM or otherwise as such shifts occur. For example, Dell Technologies ("Dell") is not just an OEM, but also a competitor of ours, and accounted for 11% and 8% of our total billings in fiscal 2017 and fiscal 2018, respectively. Dell owns EMC Corporation ("EMC"), as well as a majority of outstanding voting power in VMware Inc. ("VMware") and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms, which would compete directly with our core solutions. Also, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline.

Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606"), which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEMs will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 10% and 9% of our total revenue in fiscal 2017 and fiscal 2018, respectively.
Our financial performance, including revenue growth, in recent periods may not be indicative of our future performance.
We have experienced significant revenue growth in recent periods with total revenue of $845.9 million, $1.2 billion, $851.7 million and $936.3 million for fiscal 2017, fiscal 2018 and the nine months ended April 30, 2018 and 2019, respectively. While we have recently experienced significant revenue growth, you should not consider such revenue growth as indicative of our future performance and we may not achieve similar revenue growth in future periods. For example, we recently announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased lead generation spending, and the hiring of additional sales people. However, the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
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
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware, and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. For example, NetApp recently released its first hyperconverged solution. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. For example, HPE acquired SimpliVity Corporation and Cisco acquired Springpath, Inc., both of which were emerging hyperconverged vendors, in order to bolster their own hyperconverged product lines. VMware and Amazon also announced a partnership to offer a joint solution that may directly compete with our products. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently announced its intent to acquire Red Hat and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. A joint Dell and VMware offering would also compete directly with our core solutions and Dell may be incentivized to sell its own solutions over our products.
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
We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEMs, value added resellers and system integrators. Our OEMs in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Carahsoft Technology Corp. and Promark Technology Inc. to our end customers represented 10% and 20%, respectively, of our total revenue for the nine months ended April 30, 2018 and 10% and 11%, respectively, for the nine months ended April 30, 2019. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

•	the timing of product releases or upgrades or announcements by us or our competitors;

•	any change in the competitive dynamics of our markets, including consolidation or partnerships among our competitors or partners, new entrants or discounting of prices;

•	the amount and timing of expenses to grow our business and the extent to which we are able to take advantage of economies of scale or to leverage our relationships with OEM or channel partners;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integrating and consolidating the results of acquired businesses;

•	the amount and timing of stock-based compensation expenses;

•	our ability to control the costs of our solutions and their key components, or to pass along any cost increases to our end customers;

•	general economic, industry and market conditions; and

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold, including whether they are sold as appliances or as software-only, and the timing and amount of recognized and deferred revenue, particularly given that our recognition of revenue from sales of software-only licenses has changed following our adoption of ASC 606. For example, during fiscal 2017 and the majority of fiscal 2018, the prices of DRAM and NAND components increased due to supply constraints, which caused a negative impact on our gross margin. While the pricing of DRAM and NAND components continues to decrease and we expect there to be less impact to our gross margins going forward as our solutions are increasingly being sold on a software-only basis, the pricing of components may continue to impact our gross margins. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

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
Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of April 30, 2019, we had approximately $135.7 million in the form of guarantees to our contract manufacturers related to certain components.

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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including:

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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 42%, 44%, 43% and 44% of our total revenue from our international customers based on bill-to-location for fiscal 2017 and fiscal 2018 and the nine months ended April 30, 2018 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of April 30, 2019, approximately 48% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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
Our operations and performance depend in part on worldwide economic conditions and the impact these conditions have on levels of spending on enterprise computing technology. Our business depends on the overall demand for enterprise computing infrastructure and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. Weak economic conditions, or a reduction in enterprise computing spending, would likely adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and lowering prices for our solutions.
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
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, Global Intangible Low Taxed Income; and a new minimum tax on certain foreign earnings. In addition, international organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting, action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations, and additional guidance. In addition, we have continued to evaluate our corporate structure. Any changes to the taxation of undistributed foreign earnings could change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2019, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws	S-1/A	333-208711	3.4	5/27/2016
10.1	Memorandum of Understanding by and between Nutanix, Inc. and Flextronics Telecom Systems Limited, executed on March 13, 2017†					X
10.2
Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and between the Registrant and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018†
X
10.3
Manufacturing Services Agreement, by and between Nutanix, Inc. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment One to Manufacturing Services Agreement dated as of December 19, 2017†
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

† Certain portions of this exhibit (indicated by "[***]") have been omitted as Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to Registrant if publicly disclosed.
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

Date: June 5, 2019	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)