Form 10-K
period 2019-07-31
Nutanix, Inc.
filed 2019-09-24
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $7.9 billion, based upon the closing sale price of such stock on the NASDAQ Stock Market. The registrant has no non-voting common equity.
As of August 31, 2019, the registrant had 170,416,856 shares of Class A common stock, $0.000025 par value per share, and 18,440,200 shares of Class B common stock, $0.000025 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2019 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2019.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•
our future billings, revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;

•
our business plans, initiatives and objectives, our ability to execute such plans, initiatives and objectives in a timely manner, and the impact of such plans, initiatives and objectives on our business, operations, and financial results;

•
our plans for, and the timing of, changes to our business model, including our ongoing transition to a subscription-based business model, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;

•	the benefits and capabilities of our platform, products, services and technology;

•
our growth strategy, our ability to effectively achieve and manage our growth, and the amount, timing and impact of any investments to grow our business, including plans to continue to increase demand generation and marketing spending, and continue to invest in our global engineering, research and development and sales and marketing teams;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the segmentation and productivity of our sales team;

•	our ability to develop new solutions, product features and technology and bring them to market in a timely manner, as well as the impact of including additional solutions in our product portfolio;

•	market acceptance of new technology and recently introduced solutions;

•	the interoperability and availability of our solutions with and on third-party hardware platforms;

•	our ability to increase sales of our solutions, particularly to large enterprise customers;

•	our ability to attract new end customers and retain and grow sales from our existing end customers;

•	our ability to maintain and strengthen our relationships with our channel partners and OEMs, and the impact of any changes to such relationships on our business, operations and financial results;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;

•	our ability to maintain, protect and enhance our intellectual property;

•	our exposure to and ability to guard against cyber attacks and other actual or perceived security breaches;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our market and our ability to compete effectively;

•	anticipated capital expenditures;

•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;

•
our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including recent changes in global tax laws;

•	macroeconomic and industry trends, projected growth or trend analysis;

•	our ability to attract and retain qualified employees and key personnel; and

•	the sufficiency of cash balances to meet cash needs for at least the next 12 months.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. The forward-looking statements in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation, and expressly disclaim any obligation, to update, alter or otherwise revise or publicly release the results of any revision to these forward-looking statements to reflect new information or the occurrence of unanticipated or subsequent events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

ii

PART I
ITEM 1. Business
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform that consists of software solutions that power many of the world’s business applications by digitizing the traditional silos of enterprise computing. Founded in 2009, we pioneered hyperconverged infrastructure ("HCI"), initially combining the disparate IT silos of compute, storage and networking into a single on-premises product. As the market realized the power, scalability and customer choice that HCI provides, we continued to innovate, and Acropolis Hypervisor ("AHV") - our hypervisor that provides free virtualization designed to run all virtualized applications - was born. To give our customers even more choice, we engineered our software solutions to run on a variety of underlying hardware platforms, decoupling our software from our Nutanix-branded hardware appliances and creating a true enterprise cloud operating system that can power a variety of on-premises private cloud deployments; a significant step in our transition from a hardware to a software company. That transition has continued with the adoption of "cloud" as a mainstream IT paradigm, which has caused enterprises to move toward hybrid cloud architectures that allow businesses to simultaneously utilize a private cloud powered by Nutanix software, leverage third-party public cloud solutions where applicable, and distribute their IT architecture to the edge where their businesses increasingly engage with devices and users. We continue to transform our software solutions into a comprehensive enterprise cloud platform, based on web-scale engineering and operational simplicity, which allows our customers to take advantage of the paradigm shift by providing simple-to-use and integrated solutions that can power nearly any scale IT deployment, while giving customers the freedom of choice to connect their Nutanix powered on-premises deployments with, and to run applications across, various cloud environments, utilizing various hardware platforms and taking advantage of various virtualization solutions. Today, our enterprise cloud platform natively converges compute, virtualization, storage, networking, desktop and security services into one integrated, simple-to-consume solution. Further, although our customers primarily use our enterprise cloud platform to power their on-premises private cloud deployments, our solutions also allow enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance. The end result will be an enterprise cloud platform that empowers our customers to unify various clouds - on-premises private, public and distributed - into one seamless cloud, allowing enterprises to choose the right cloud for each application.
In addition to our transition to a software-centric business model, and in order to further capitalize on the hybrid cloud paradigm shift and provide our customers with additional freedom to choose the best way to consume our enterprise cloud platform based on their specific business needs, we are also reshaping our licensing models in order to better meet changing customer demands by moving toward a subscription-based business model over the long term. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. That transition will result in our traditional life-of-device licensing models being increasingly replaced by term-based licenses, providing our customers with a subscription consumption option that matches the way they consume third-party public cloud services, and will provide true license portability across hybrid cloud deployments. We believe that these transitions - from hardware to software solutions, and from life-of-device to subscription models - will contribute to our long-term growth, although they may have an adverse impact on our business and financial performance in the near term. In fiscal 2019, our subscription billings increased to 60.5% of total billings, up 19 percentage points from fiscal 2018, and our subscription revenue reached $648.4 million, representing a year-over-year increase of 96.1%.
Our Enterprise Cloud Platform
Our enterprise cloud platform, which includes the software features, products and services described below, allows our customers to meld their on-premises private clouds with both third-party public clouds and distributed cloud operating infrastructures and uses powerful distributed systems architecture that natively converges compute, virtualization, storage, networking, desktop and security services into a single, integrated, simple-to-consume solution for our customers at each key stage of their enterprise cloud journey.
Our product portfolio is designed to track our customers’ journey to a full enterprise cloud, providing a turnkey solution at each key stage of the customer journey. Nutanix Core, which includes our foundational HCI products, is the first leg of the customer journey and seeks to bring simplicity and operational efficiency by facilitating the customer’s initial migration from the traditional siloed infrastructure to a simpler on-premises HCI platform. We expect sales of Nutanix Core solutions to continue to make up a majority of our revenue for the foreseeable future. Nutanix Essentials, which provides capabilities for our customers who want to build on our Core offerings and enhance security, automation, storage management and operational efficiencies, is the next step in the customer journey. Finally, Nutanix Enterprise provides a suite of offerings to accompany our customers as they advance into the hybrid and multi-cloud deployment stage of their enterprise cloud transition journey.
Nutanix Core
Our customers begin their enterprise cloud journey-modernizing their IT infrastructures and migrating from traditional infrastructure to a simpler and integrated on-premises enterprise cloud platform-with Nutanix Core. Nutanix Core is comprised of our HCI products, which form the foundation of our enterprise cloud platform: Acropolis ("AOS"), our software-defined HCI product; Prism, our HCI control plane and management console; and AHV, our hypervisor that provides free virtualization.
Acropolis (AOS). Acropolis is the foundation of our enterprise cloud platform, converging virtualization, enterprise storage services, virtual networking and platform services, including application mobility and security, into a single turnkey solution. It is an open platform designed to address all needs for a wide range of workloads that can be run at nearly any scale and centrally managed. Acropolis is comprised of four foundational components:

•	Virtualization. Acropolis supports all major hypervisors, including our native, free AHV.

•
Platform Services. Acropolis delivers software-defined platform services that allow enterprises to consolidate and run all of their workloads on our enterprise cloud platform and manage them centrally.

•
Enterprise Storage Capabilities. Building on a distributed data fabric, Acropolis enables robust enterprise storage services across multiple storage protocols. Enterprise storage capabilities include performance acceleration capabilities, such as caching, data tiering and data locality and storage optimization, such as deduplication, compression and erasure coding, along with data protection and disaster recovery features.

•
Networking Services. Acropolis provides a comprehensive set of services to visualize the network, automate common network operations, secure the network through native services, such as micro-segmentation, and integrate with various third-party networking and security products.

Prism. Nutanix Prism is our consumer-grade control plane providing management and analytics across the entire enterprise cloud platform. It delivers integrated virtualization and infrastructure management, robust operational analytics, self-service capabilities and one-click administration. Prism allows routine IT operations that are typically manual and cumbersome to be fully automated or completed with just one click, including capacity planning, provisioning of new applications and resources, troubleshooting and software upgrades. Prism enables efficient management of enterprise-wide deployments by serving as a central administration point to manage multiple clusters and hypervisors within a datacenter or across multiple sites. Prism is also built using a distributed, scale-out architecture and software updates and patches can be executed non-disruptively without requiring the cluster to be brought offline. Further, Prism offers a broad set of Application Programming Interfaces ("APIs") for integration with third-party products.
Acropolis Hypervisor. AHV is a native, enterprise-grade virtualization solution that is included with our enterprise cloud platform with no additional software components to license, install or manage. AHV is built upon a widely-used open source hypervisor technology, known as KVM and extends its base functionality to include additional features such as virtual machine ("VM") high availability and live migration. AHV also includes such features as flexible migrations, automated workload placement, security hardening, network virtualization, data protection and disaster recovery and rich analytics, while allowing for integrated management via Nutanix Prism to streamline the provisioning, placing and managing of VMs, thereby providing our customers with a high-performance virtualization solution while eliminating third-party virtualization costs.
Nutanix Essentials
Nutanix Essentials builds on our Core offerings and enhances security, automation, data management and operational efficiencies. Composed of Calm, Files, Flow, Prism Pro and Mine, Nutanix Essentials is primarily focused on providing additional capabilities for our customers so that they can consume our Core solutions in a comprehensive and fully integrated private cloud environment.

Calm. Nutanix Calm adds native application orchestration, automation and lifecycle management to our enterprise cloud platform. Calm automates the provisioning, scaling and updating of applications using easy-to-use blueprints that can be published for internal consumption across enterprises.
Files. Nutanix Files is a software-defined file storage consolidation solution for unstructured file data that is easily scalable for a wide range of deployments and applications. Files is natively integrated into our enterprise cloud platform and eliminates the need for a separate network-attached storage appliance by providing unified management for VM and enterprise file services.
Flow. Nutanix Flow, an application-centric network and policy management solution supported by AHV, allows users to deploy microsegmentation to secure individual applications or groups of applications with minimal changes to the existing network, enabling applications and environments to be governed independent of the physical infrastructure. Flow also delivers advanced networking and security services that allow customers to gain greater visibility and granular control over applications.
Prism Pro. Prism Pro is a set of features providing customers with advanced analytics and intelligent insights into their Nutanix environments. These features include performance anomaly detection, capacity planning, custom dashboards, reporting and advanced search capabilities. Powered by X-Fit, a purpose-built machine learning technology, and X-Play, a codeless task-automation engine, Prism Pro analyzes large volumes of system data to generate actionable insights and automate remediation and everyday tasks.
Nutanix Enterprise
Nutanix Enterprise provides a suite of products and services that give our customers additional choice, enabling new capabilities as customers advance from on-premises deployments into the hybrid and multi-cloud deployment stage of their enterprise cloud journey. Nutanix Enterprise is composed of Objects, Karbon, Move, Era, Volumes and Xi Cloud Services.
Objects. Nutanix Objects is a scalable, software-defined object storage solution designed to support data archival and cloud native services that is managed as part of our enterprise cloud platform and is accessible via S3-compatible applications.
Karbon. Nutanix Karbon is a turnkey, enterprise-grade Kubernetes service offering that simplifies the provisioning, operations and lifecycle management of Kubernetes.
Move. Nutanix Move simplifies and streamlines the enterprise cloud transition by enabling the mobility of applications across both public and private cloud environments.
Era. Nutanix Era is a database services software suite that automates and simplifies database provisioning and lifecycle management. Era supports complex database environments, automatically maximizing infrastructure efficiency, and enables our customers to provision, clone, refresh and restore their databases to any point in time.
Volumes. Nutanix Volumes provides a scale-out storage solution for non-virtualized workloads, allowing virtualized guest operating systems and physical hosts to directly access Distributed Storage Fabric storage resources.
Xi Cloud Services. Nutanix Xi Cloud Services is our new suite of cloud-based services designed for multi-cloud management, and includes the following offerings:

•
Xi IoT is a cloud-agnostic edge computing platform that delivers local compute and artificial intelligence for the Internet of things ("IoT") edge devices, converging the edge platform and the customer’s choice of cloud infrastructure into a single data processing platform.

•
Xi Leap is a hybrid cloud disaster recovery service that enables enterprises to protect on-premises workloads and data without the need to set up a secondary datacenter by seamlessly extending their on-premises environment to the Xi Cloud. Xi Leap is natively integrated into our enterprise cloud platform and can be deployed directly from Prism.

•
Xi Frame is a cloud-native and infrastructure-independent, desktop-as-a-service platform that combines the consumer-grade simplicity and web-scale design of cloud applications with the functionality of traditional virtual desktop applications. It enables the delivery of applications and desktops from public clouds, as well as from private cloud deployments with AOS and AHV.

•
Xi Beam is a multi-cloud cost and security compliance optimization service that provides organizations with deep visibility into, and analytics on, their cloud consumption patterns, as well as cost optimization recommendations that can reduce a customer’s cost of ownership. Xi Beam can also automate compliance with over 250 health checks and security best practices.

•
Xi Clusters, which is in development as of the date of this Annual Report, will allow deployment of AOS on Amazon Web Services ("AWS") infrastructure, giving customers the option of consuming Nutanix software via AWS.

Delivery of Our Solutions
Our enterprise cloud platform can be deployed on-premises running on a variety of qualified hardware platforms or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. As we continue our transition toward a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions.
Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs"), or directly from Nutanix. Super Micro Computer, Inc. ("Super Micro") and Flextronics Systems Limited ("Flextronics") pre-install our software on our Nutanix-branded NX series appliances. Dell Technologies ("Dell"), Lenovo Group Ltd. ("Lenovo"), International Business Machines Corporation ("IBM"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE") and Inspur Group ("Inspur") pre-install our software on their hardware to create the Dell XC Series, Lenovo Converged HX Series, IBM CS Series, Fujitsu XF Series, HPE DX Series and Inspur inMerge 1000 Series appliances, respectively. Some of our OEM partners also sell associated support offerings.
Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. Purchases of non-portable software typically come with an accompanying support and entitlement agreement with a term that matches the software license term. Purchases of term-based licenses and SaaS subscriptions have support and entitlements built into the license.
Our Support Programs
Product Support. We offer varying levels of product support to our customers based on their needs. We also offer premium support programs through our technical account managers and designated support engineers.
Professional Services. We provide consulting and implementation services to customers through our professional services team for assessment, design, deployment and optimizing of their Nutanix environments. We typically provide these services at the time of initial installation to help the customer with configuration and implementation.
Our End Customers
Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of approximately 14,180 end customers as of July 31, 2019, including approximately 810 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. The number of end customers grew from approximately 10,610 as of July 31, 2018 to approximately 14,180 as of July 31, 2019.
Our enterprise cloud platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. Arrow Electronics, Inc., a distributor to our end customers, represented

16%, 18% and 24% of our total revenue for fiscal 2017, 2018 and 2019, respectively. Tech Data Corporation, another distributor to our end customers, represented 14%, 13% and 13% of our total revenue for fiscal 2017, 2018 and 2019, respectively.
Growth Strategy
Key elements of our growth strategy include:

•
Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full enterprise cloud platform that is designed to support a wide variety of workloads across private, public and multi-cloud deployments. We intend to continue to invest heavily in developing our enterprise cloud platform with new features, services and products to expand our market opportunity.

•
Invest to acquire new end customers. We completed our first end customer sale in October 2011 and have since grown to approximately 14,180 end customers. We intend to grow our base of end customers by continuing to invest in sales and marketing, leveraging our network of channel partners and OEMs, furthering our international expansion and extending our enterprise cloud platform to address new customer segments. One area of continued focus increasing our sales to new, and expanding our sales to existing, large enterprise customers.

•
Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific workload. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive additional purchases throughout our broader product portfolio. This land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.

•
Deepen engagement with current channel and OEM partners and establish additional routes to market to enhance sales leverage. We have established meaningful channel partnerships globally and have driven strong engagement and commercial success with several major resellers and distributors. We believe that our OEM relationships can augment our routes to market to accelerate our growth and that there is a significant opportunity to grow our sales with our channel partners and OEMs. We intend to attract and engage new channel and OEM partners around the globe while also selling our standalone software for deployment on qualified hardware or a hosted service to maximize the availability of our solutions for our customers.

•
Invest in rapid growth while remaining focused on our overall financial health. We intend to continue investing in our rapid growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.

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
Marketing. Our channel partners have joined our integrated partner program, the Nutanix Partner Network, which provides market development funds, preferred pricing through deal registration, sales enablement and product training, innovative marketing campaigns and dedicated account support. We also coordinate with our OEM partners on joint marketing activities. We supplement our sales efforts with our marketing programs that include print and online advertising, corporate and third-party events, demand generation activities, social media promotions, media and analyst relations and community programs. For example, in May 2019 we hosted our fifth annual .NEXT Conference, where nearly 6,000 attendees came to learn about our current and future products and solutions. We also establish deep integration with our ecosystem of third-party technology partners and engage in joint marketing activities with them.
Research and Development
Our research and development efforts are focused primarily on improving current technology, developing new technologies in current and adjacent markets and supporting existing end customer deployments. Our research and development teams primarily consist of distributed systems software and user interface engineers. A large portion of our research and development team is based in San Jose, California. We also maintain research and development centers in India, North Carolina, Washington, Serbia and Germany. We plan to dedicate significant resources to our continued research and development efforts, and intend to continue to grow our global research and development and engineering teams to enhance our solutions, improve integration with new and existing ecosystem partners and broaden the range of IT infrastructure technologies that we converge into our enterprise cloud platform. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.
Research and development expense was $288.6 million, $313.8 million and $500.7 million for fiscal 2017, 2018 and 2019, respectively.
Manufacturing
We do not manufacture any hardware. The Nutanix-branded NX series appliances, including those that are delivered by us, are manufactured for us based on our specifications by two manufacturers, Super Micro and Flextronics. Super Micro and Flextronics assemble and test the Nutanix-branded NX series appliances and they generally procure the components used in the NX series appliances directly from third-party suppliers. Our agreement with Super Micro automatically renews in May 2020 for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.
Backlog
We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty prior to delivery, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Competition
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers, such as VMware, Inc. ("VMware"), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;

•
traditional IT systems vendors, such as Cisco Systems, Inc. ("Cisco"), Dell, HPE, Hitachi Data Systems ("Hitachi"), IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors, such as Dell, Hitachi and NetApp, Inc. ("NetApp"), which typically sell centralized storage products; and

•	providers of public cloud infrastructure and SaaS-based offerings, such as Amazon.com, Inc. ("Amazon"), Google Inc. and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently acquired Red Hat, Inc. ("Red Hat") and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering would also compete directly with our core solutions. Dell may also be incentivized to sell its own solutions over our products.
We believe the principal competitive factors in our market include:

•	product features and capabilities;

•	system scalability, performance and resiliency;

•	management and operations, including provisioning, analytics, automation and upgrades;

•	total cost of ownership over the lifetime of the technology;

•	product interoperability with third-party applications, infrastructure software, infrastructure systems and platforms and public clouds;

•	application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and

•	complete customer experience, including usability, support and professional services.
We believe we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, broader distribution and larger and more mature intellectual property portfolios.
Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2019, we had 102 United States patents that have been issued and 326 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2031 and 2037. We also leverage open source software in some of our products.
See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.
Facilities
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 400,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Employees
We had approximately 5,340 employees worldwide as of July 31, 2019. None of our employees in the United States are represented by a labor organization or is a party to any collective bargaining arrangement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

Information about Segment and Geographic Areas
The segment and geographic information required herein is contained in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Corporate Information
We were incorporated in Delaware in September 2009 as Nutanix, Inc. Our principal executive offices are located at 1740 Technology Drive, Suite 150, San Jose, California 95110, and our telephone number is (408) 216-8360. We have operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. Our website address is www.nutanix.com. Information contained on or accessible through our website is neither a part of this Annual Report on Form 10-K nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report on Form 10-K are intended to be inactive textual references only.
Available Information
Our website is located at www.nutanix.com and our investors relations website is located at ir.nutanix.com. We file reports with the Securities and Exchange Commission ("SEC"), which maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the investor relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has, or will have, all of our public filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership-related filings. We use our investor relations website as well as social media as channels of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events and our press and earnings releases, on our investor relations website. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on social media channels listed on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading "Governance." Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face; additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. If any risks and uncertainties, including any of the risks described below, occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, potentially significantly, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $379.6 million, $297.2 million and $621.2 million for fiscal 2017, 2018 and 2019, respectively. As of July 31, 2019, we had an accumulated deficit of $1.6 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
Our transition to a subscription-based business model has resulted in, and may continue to result in, a compression to our topline results, and if we fail to successfully manage the transition, our business, operating results and free cash flow may be adversely affected.
We are currently transitioning to a subscription-based business model and may undergo additional business model changes in the future in order to adapt to changing market demands. Such business model changes, including the current transition to a subscription-based business model, entail significant known and unknown risks and uncertainties, and we cannot assure you that we will be able to complete the transition to a subscription-based business model, or manage the transition successfully and in a timely manner. If we do not complete the transition, or if we fail to manage the transition successfully and in a timely manner, our revenues, business and operating results may be adversely affected. Moreover, we may not realize all of the anticipated benefits of the subscription transition, even if we successfully complete the transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.
Regardless of how we manage the transition, our total billings and revenue have been and will continue to be adversely impacted by the transition, particularly when compared to historical periods, due primarily to two factors. First, and most important, subscription-based sales, including sales of term-based licenses where revenue is currently recognized upfront, may in some instances have a lower total dollar value than sales of licenses for the life of the device because they may be of a shorter term than the actual or assumed life of the device. If we are unable to increase the volume of our subscription-based sales in any given period to make up for the lower total dollar value of certain subscription-based sales, our total billings and revenue for such period will be negatively impacted. Second, and of lesser significance, the revenue associated with certain SaaS subscription purchases, such as Nutanix Xi Cloud Services, will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our term-based licenses and historical life-of-device licenses. These factors may also make it difficult to increase our revenue in a given period through additional sales in the same period.

In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates will become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally and to re-train our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase. In addition, we anticipate needing to adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for renewal transactions, to become more efficient as we transition to the subscription-based business model. Those adjustments may negatively affect the productivity of our sales teams and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
Additional risks associated with our transition to a subscription-based business model include, but are not limited to:

•
if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations, or may take longer than anticipated to achieve;

•	potential confusion of or creation of concerns among current or prospective end customers and channel partners, including concerns regarding changes to our pricing models;

•
we may be unsuccessful in implementing or maintaining subscription-based pricing models, or we may select a pricing model that is not optimal and could negatively affect adoption, renewal rates and our business results;

•	our end customers may shift purchases to our lower priced subscription offerings, which could negatively affect our overall financial results;

•
when purchasing multi-year term-based subscription licenses, our customers may request to pay for only the first year of the applicable term upfront, instead of the full term as we have seen historically, which would negatively impact our operating and free cash flows, potentially significantly;

•
our relationships with existing channel partners that are accustomed to selling life-of-device licenses may be damaged, and we may be required to dedicate additional time and resources to educate our channel partners about our transition, each of which may negatively affect our business and financial results;

•
if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur sales compensation costs at a higher than forecasted rate, particularly if the pace of our subscription transition is faster than anticipated;

•
we may face additional and/or different financial reporting obligations, or we may choose to report our financial results using new or different metrics, either of which could increase the costs associated with our financial reporting and investor relations activities; and

•	investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations.

Finally, our transition to a subscription-based business model as an IT infrastructure and platform company has few, if any, precedents, and there are many risks or uncertainties that may remain unknown to us until we have gathered more information as part of the transition. If we fail to anticipate these unknowns, whether due to a lack of information, precedent, or otherwise, or if we fail to properly manage expected risks and/or execute on our transition to a subscription-based business model, our business and operating results, and our ability to accurately forecast our future operating results, may be adversely affected.
The markets in which we compete are rapidly evolving, which make it difficult to forecast end customer adoption rates and demand for our solutions.
The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we continue to develop new solutions designed to address new market demands, such as Nutanix Xi Cloud Services, sales of our solutions will in part depend on capturing new spending in these markets, including hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.
If end customers do not adopt our solutions, our ability to grow our business and operating results may be adversely affected.
Traditional IT infrastructure architecture is entrenched in the datacenters of many of our end customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skillsets of their IT administrators. As a result, our sales and marketing efforts often involve extensive efforts to educate our end customers as to the benefits and capabilities of our solutions, particularly as we continue to pursue large organizations as end customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.
A shift in our relationships with our OEMs could adversely affect our results of operations.
Our relationships with our original equipment manufacturers (collectively, "OEMs" and, each, an "OEM") continue to shift as industry dynamics change, and our OEMs may be less willing to partner with us as an OEM or otherwise, or may begin to prioritize their own products over our solutions, as such shifts occur. For example, Dell is not just an OEM, but also a competitor of ours, and accounted for 8% and 6% of our total billings in fiscal 2018 and fiscal 2019, respectively. Dell owns EMC Corporation ("EMC"), as well as a majority of outstanding voting power in VMware and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms, which would compete directly with our core solutions. Also, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline, potentially significantly. Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery under Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASC 606"), which we adopted as of August 1, 2017, any reduction in OEM sales by any of our OEMs will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Under ASC 606, revenue from Dell accounted for approximately 9% and 7% of our total revenue in fiscal 2018 and fiscal 2019, respectively.

Our financial performance, including revenue growth, in recent periods may not be indicative of our future performance.
We have experienced revenue growth in recent periods, with total revenue of $845.9 million, $1.2 billion and $1.2 billion for fiscal 2017, 2018 and 2019, respectively. While we have historically experienced significant revenue growth, our total revenue growth slowed in fiscal 2019, due in large part to our transitions from hardware to software-only sales, and from life-of-device to a subscription license model. As a result, you should not consider such revenue growth as indicative of our future performance and we may not achieve similar or any revenue growth in future periods. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in fiscal 2019, those improvements may not continue, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
In addition, as a result of our transition toward a subscription-based model, our revenue may continue to be impacted in the short term. The revenue associated with certain subscription purchases, such as with Nutanix Xi Cloud Services, will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our historical life-of-device and term-based software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. This may also make it difficult to rapidly increase our revenue in any period through additional sales.
Following our transition to software-only sales and due to the ongoing transition toward a subscription-based model, our success will also depend heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales effectively and in a timely manner. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transitions may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.
We have experienced rapid growth in recent periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to rapidly grow our business, we must effectively integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in fiscal 2019, those improvements may not continue, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
If we are unable to sustain or manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability in the near term.
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures related to expanding our research and development efforts, sales and market efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline, potentially significantly.
The enterprise IT market is rapidly changing and expanding, and we expect competition to continue to intensify in the future from both established competitors and new market entrants.
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•	software providers, such as VMware, that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;

•
traditional IT systems vendors, such as Cisco, Dell, HPE, Hitachi, IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;

•	traditional storage array vendors, such as Dell, Hitachi and NetApp, which typically sell centralized storage products; and

•	providers of public cloud infrastructure and SaaS-based offerings, such as Amazon, Google Inc. and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently acquired Red Hat and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering would also compete directly with our core solutions. Dell may also be incentivized to sell its own solutions over our products.
Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Moreover, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Furthermore, some of our competitors have access to larger customer bases and supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.
Our relatively limited operating history makes it difficult to evaluate our current business and prospects, and may increase the risk of your investment.
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we have transitioned our business to focus on more software-only transactions, and are in the process of shifting to a subscription-based business model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for hybrid cloud technology caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates than anticipated or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and our stock price could decline.
Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.
Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, networking, disaster recovery, edge computing, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. For example, improvements in hybrid cloud technologies, such as improvements in orchestration and automation tools or new or improved interoperability between historically on-premises enterprise cloud technologies with public cloud platforms, could emerge as a preferred alternative to our solutions, especially if they are introduced to the market before ours are. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premises infrastructure deployments that our platform currently primarily supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including continued or accelerated decreases in the price of public cloud offerings, increased interoperability with on-premises infrastructure solutions that compete with our solutions, and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.
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
If we fail to successfully execute on our planned transition to selling more cloud services, which would be sold on a ratable subscription-basis, our results of operations could be adversely affected.
We are transitioning, and anticipate continuing to transition, portions of our business from on-premises products generating revenue through software licenses based on a set term or the life of the device, to selling our products and services as cloud-based offerings on a ratable subscription basis. This shift requires a considerable investment of technical, financial, legal and sales resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We also intend to make investments in the supporting infrastructure for such cloud-based offerings and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.
We believe this transition has certain advantages, however, it also presents a number of risks to us including the following:

•
arrangements entered into on a ratable subscription basis may delay when we can recognize revenue, even when compared to similar term-based subscription sales, which we currently recognize upfront, and can require up-front costs, which may be significant;

•
since revenue is recognized ratably over the term of the customer agreement, any decrease in customer purchases of our ratable subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to increase our revenue through additional ratable subscription sales in any one period;

•
cloud-based ratable subscription arrangements are generally under short-term agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their subscription at any time, even if our customers are satisfied with our subscription products; and

•	there is no assurance that the cloud-based solutions we offer on a ratable subscription basis, including new products that we may introduce, will receive broad marketplace acceptance.
If we fail to properly execute on our transition to selling portions of our products and services as cloud-based offerings on a ratable subscription basis, our business and operating results would be adversely affected, and our stock price could decline.

If we fail to develop or introduce new or enhanced solutions on a timely or cost-effective basis, our ability to attract and retain end customers could be impaired and our brand, reputation and competitive position could be harmed.
We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.
If we are not successful in executing our strategy to increase sales of our solutions to new and existing large organizations, service providers and government entities, our operating results may suffer.
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

Our growth depends on our existing end customers making additional purchases of software licenses and software upgrades and renewing and upgrading their subscriptions and support and entitlement agreements, and the failure of our end customers to do so could harm our business and operating results.
Our future success depends in part on purchases by our existing end customers of additional software licenses and appliances as well as renewals and upgrades to their subscription and support and entitlement agreements. If our end customers do not purchase additional software licenses or appliances or software upgrades, or renew or upgrade their subscription and support and entitlement agreements, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing their subscription agreements as well as their support and entitlement agreements, or purchasing additional solutions. End customers may choose not to renew their subscription agreements or support and entitlement agreements, or purchase additional solutions, because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions, or renew or upgrade their subscription agreements or support and entitlement agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.
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
If we do not effectively expand, train and retain our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we complete our transition to focus on software-only transactions and continue our transition to a subscription-based business model, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity.

If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are not successful in training our more seasoned sales employees as we focus on software-only and subscription-based sales, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.
If we do not effectively compose and structure our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected.
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals, and have continued to further refine this segmentation as our business changes. This process has involved hiring new, and promoting existing members of our sales team into, roles that focus on large sales to major enterprise accounts. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to successfully implement, further impacting productivity. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted. In response to that potential impact, in fiscal 2019 we started to further segment our sales force to separate commercial sales teams, particularly in the United States, from our enterprise sales teams, with the goal of building a focused U.S. commercial sales team to serve as a counterbalance to our enterprise sales teams. This process, which we anticipate will continue for the foreseeable future, will involve hiring new, and training existing, sales teams to focus exclusively on commercial transactions, which are typically smaller and more frequent than enterprise transactions. Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business model. These segmentation projects and business model transitions may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 24% and 13%, respectively, of our total revenue for fiscal 2019. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
Recruiting and retaining qualified channel partners and training them in the use of our technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our growth strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Also, in certain international markets, we are in the process of transitioning our distribution model from contracting directly with hundreds of individual resellers to contracting with a smaller number of larger global distributors. Although we believe that this transition will make our sales channels more efficient and broader reaching in the long term in these markets, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process to our new partners may negatively affect our relationship with our existing end customers and channel partners and may cause us to lose prospective end customers or additional business from existing end customers or cause a decline in renewal rates with existing end customers. Upon completion of the transition to the new sales model, we will be more reliant on fewer channel partners, which may reduce our contact with our end customers making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing end customer requirements, estimate end customer demand, respond to evolving end customer needs and obtain subscription renewals from end customers.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include, but are not limited to:

•	the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;

•	our ability to attract new and retain existing end customers;

•	disruptions in our sales channels or shifts in our relationships with important channel partners and OEMs;

•	the timing of revenue recognition for our sales, the impact of which is heightened by our focus on software-only sales and ongoing transition to a subscription-based model;

•	reductions in end customers’ budgets for information technology purchases;

•	delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;

•	fluctuations in demand and competitive pricing pressures for our solutions;

•
the mix of solutions sold, including the mix between appliance and software-only sales and the mix between subscription-based and non-subscription-based transactions, and the mix of revenue between products and support, entitlements and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to a subscription-based model;

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
Our gross margins may be affected by a variety of factors, including shifts in the mix of whether our solutions are sold as an appliance or as software-only, fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold and the timing and amount of recognized and deferred revenue, particularly as a result of our continued transition to a subscription-based business model. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.
Our sales efforts involve educating our end customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the emergence of new hyperconverged infrastructure product offerings and consumption models often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. The broad nature of the technology shift that our solutions represent and the legacy relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end customers may purchase solutions from us. The unpredictable nature of our sales cycles may be increased in future periods as we continue to focus our sales efforts more heavily on major accounts and large deals, and as we educate our customers about our ongoing transition to a subscription-based business model. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions.
Because we depend on manufacturers of hardware to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to delays and pricing fluctuations, which would cause our business to be adversely affected.
We rely on manufacturers to produce the hardware appliances, both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list, on which our software runs, which exposes us to direct and indirect risks, including reduced control over quality assurance, product costs, product supply and timing and potential reputational harm and brand damage. Furthermore, our orders for NX series appliances represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them experience delays or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our or our end customers’ requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability to consume out software will be delayed, which will adversely affect our business and operating results, competitive position, brand and reputation.
In particular, we rely substantially on Super Micro and Flextronics to assemble and test the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Super Micro automatically renews in May 2020 for successive one-year periods thereafter, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. The agreement does not contain any minimum long-term commitment to manufacture NX-branded appliances and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change the manufacturer of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing contract manufacturers or cause other disruptions.
Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2019, we had approximately $72.1 million in the form of guarantees to our contract manufacturers related to certain components.

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
If the suppliers of the components of our hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired and our competitive position, brand, reputation, and operating results could be adversely affected. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.
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
Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, as we continue to expand our product portfolio to include additional solutions our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.
Our solutions are highly technical and may contain undetected defects, which could cause data unavailability, unauthorized access to, loss, or corruption that might, in turn, result in liability to our end customers and harm to our reputation, brand and business.
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:

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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as the U.S. federal government shutdown which began in December 2018, and recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include:

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
A number of companies, both within and outside of the enterprise computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. Based upon our review of these claims, we believe we have meritorious defenses to the allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solutions infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our solutions in the affected territories and we could incur other costs.

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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"), the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the rules and regulations of the Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, antitrust laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.
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
These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including noncompliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, California has enacted the California Consumer Privacy Act ("CCPA") that will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. The CCPA recently was amended, and it is possible that it will be amended again before it goes into effect. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Moreover, as a result of current and proposed data protection and privacy laws aimed at using personal data for marketing purposes, including the ePrivacy Regulation to replace the ePrivacy Directive in the European Union, we face an increased difficulty in marketing to current and potential customers, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations under the foregoing and other laws and regulations relating to privacy and data protection, and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. Current or future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, brand and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation and brand, inhibit sales and adversely affect our business and operating results.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 ("U.K. Bribery Act") and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anticorruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, brand, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other third-party professional fees.
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
Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the U.S. government has recently been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 42%, 44% and 45% of our total revenue from our international customers based on bill-to-location for fiscal 2017, 2018 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2019, approximately 49% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world, including the United Kingdom's potential separation from the European Union, commonly known as "Brexit";

•	potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, which has been critical of existing and proposed trade agreements;

•	the potential impact of tariffs or other trade restrictions imposed by, or threatened to be imposed by, the U.S. government, such as the recently imposed tariffs for Chinese imports to the U.S.;

•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

•
greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws and any trade regulations ensuring fair trade practices;

•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;

•	increased expenses incurred in establishing and maintaining corporate entities, office space and equipment for our international operations;

•
difficulties in managing and staffing international offices and increased travel, infrastructure and legal and regulatory compliance costs associated with multiple international locations, including costs related to additional regulatory reviews or audits, financial accounting and reporting obligations and international cybersecurity requirements;

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
Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including, but not limited to:

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
Adverse or uncertain macroeconomic conditions or reduced IT spending may adversely impact our business, revenues and profitability.
Our business, operations and performance depend in part on worldwide economic conditions and the impact these conditions have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s potential separation from the European Union, commonly known as "Brexit," actual or potential government shutdowns and other disruptions to global and regional economies and markets.
These macroeconomic challenges and uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a relative strengthening of the U.S. dollar could increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable. The U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. increasing states’ ability to assert taxing jurisdiction on out-of-state retailers could result in additional jurisdictions asserting that sales and use or other taxes apply to our products and services. The assertion that such taxes are applicable by a jurisdiction in which we do not collect such taxes could result in tax assessments, penalties and interest, to us or our end customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.
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
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, Global Intangible Low Taxed Income; and a new minimum tax on certain foreign earnings. In addition, in June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Corp. v. Commissioner. The Ninth Circuit’s opinion upholds Treasury Regulations requiring the inclusion of stock-based compensation costs under cost sharing agreements. Based on our preliminary analysis, we believe the impact of the court’s decision would not have a material impact on our consolidated financial statements; however, additional changes to precedent or applicable law on this point could impact our financial statements or operations.
In addition, international organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting, action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations and additional guidance. In addition, we have continued to evaluate our corporate structure. Any changes to the taxation of undistributed foreign earnings could change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Moreover, the TCJA eliminates the carryback and permits the indefinite carryforward of NOLs arising in tax years ending after December 31, 2017 (whereas NOLs arising in tax years ending prior to that date continue to have a two-year carryback and twenty-year carryforward), and limits the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80% of current year taxable income. As a result, if we earn net taxable income, our ability to use our NOLs and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
If we are the victim of a cyber attack or other cyber security incident and our networks, computer systems or software solutions are breached or unauthorized access to sensitive or proprietary information, including employee or customer data, otherwise occurs, our business operations may be interrupted, our reputation and brand may be damaged, and we may incur significant liabilities.
Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attacks. Computer malware, viruses, social engineering (predominantly spear phishing attacks) and general hacking have become more prevalent in our industry, particularly against cloud services, and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, software vulnerabilities or coding errors, physical break-ins, employee error, malfeasance or otherwise. As we transition to offering more cloud-based solutions, such as Nutanix Xi Cloud Services, we may increasingly be the target of cyber threats. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently, and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose potential or existing end customers. Furthermore, a high-profile security breach suffered, or perceived to have been suffered, by an industry peer may entail a general loss of trust in our industry and thereby have a similar adverse impact on our business and financial performance as a direct breach suffered by us. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
In addition, if the security measures of our end customers, partners, vendors, or suppliers are compromised, even without any actual compromise of our own systems or of our solutions used by such end customers, partners, vendors, or suppliers, we may face negative publicity, reputational harm or brand damage if our end customers, partners, vendors, or suppliers or anyone else incorrectly attributes the blame for such security breaches to us or our solutions. If end customers believe that our solutions do not provide adequate security for the storage of personal or other sensitive or proprietary information or the transmission of such information over the internet, our business will be harmed. End customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information, which may significantly affect our business and operating results. Moreover, we have acquired a number of companies, products, services and technologies over the years. Although we devote significant resources to address any security issues with respect to such acquisitions, we may still inherit additional risks as we integrate these companies, products, services and technologies into our business and solutions.
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
These kinds of acquisitions or investments may result in unforeseen expenditures and operating and integration difficulties, especially if the acquisitions or investments are more complex in structure and scope, including due to the geographic location of the acquired company. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of companies that we may acquire, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions may also disrupt our ongoing business, divert our resources, require significant management attention that would otherwise be available for development of our business and may be viewed negatively by our end customers, investors or securities analysts. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized in a timely manner, if at all, or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition and prospects.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our solutions.
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") that will require us to perform due diligence and disclose and report whether our solutions contain conflict minerals. Although the SEC has recently provided guidance with respect to a portion of the conflict mineral filing requirements that may somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, and the requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.
Risks Related to the Convertible Senior Notes (the "Notes")
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
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

•
changes in financial estimates by any analysts who follow our company, including as a result of our plan to transition our business toward a subscription-based model, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•	announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;

•	public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes or fluctuations in our operating results;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	actual or threatened litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;

•	rumored, announced or completed acquisitions of businesses or technologies of or by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any major changes in our management or our Board of Directors;

•	general economic conditions and slow or negative growth of our markets; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. For example, following our earnings release in February 2019, the price of our Class A common stock fell significantly and, as a result, multiple class action securities lawsuits have been filed against us, as well as multiple shareholder derivative claims. These securities litigation matters, as well as any additional securities litigation matters that may be instituted against us, could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition.
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
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our IPO, including our directors, executive officers, and employees, and their affiliates, and significant stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2019, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers and employees, and their affiliates, together hold a majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline, potentially significantly.
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
We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 400,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Item 3. Legal Proceedings
The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

	Fiscal 2018		Fiscal 2019
Fiscal Quarter:	High	Low	High	Low
First quarter	$28.50	$20.70	$61.13	$35.95
Second quarter	$38.41	$27.33	$52.23	$36.13
Third quarter	$55.51	$30.34	$54.14	$33.51
Fourth quarter	$63.71	$48.88	$42.98	$22.70
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of July 31, 2019, there were 141 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of July 31, 2019, there were approximately 47 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.

Stock Performance Graph
The following graph shows a comparison from September 30, 2016 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) through July 31, 2019 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on September 30, 2016 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Quarter
	9/30/16	10/31/16	1/31/17	4/30/17	7/31/17	10/31/17	1/31/18	4/30/18	7/31/18	10/31/18	1/31/19	4/30/19	7/31/19
Nutanix, Inc.	$100	$66.22	$81.81	$41.05	$57.42	$77.03	$86.76	$136.73	$132.14	$112.19	$138.46	$116.73	$61.35
NASDAQ Composite Index	$100	$97.73	$106.07	$114.58	$120.60	$128.15	$141.54	$135.30	$147.29	$140.63	$140.57	$156.70	$158.70
NASDAQ Computer Index	$100	$100.24	$106.62	$118.53	$126.31	$142.43	$153.29	$146.66	$161.52	$155.46	$151.01	$177.43	$180.56
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2019.

Item 6. Selected Consolidated Financial and Other Data
The selected consolidated statement of operations data for fiscal 2017, 2018 and 2019 and the consolidated balance sheet data as of July 31, 2018 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2016 and fiscal 2015 and the consolidated balance sheet data as of July 31, 2015, 2016 and 2017 were derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.
We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective August 1, 2017. For the fiscal years ended July 31, 2016 and 2017, we have recast certain of our financial data, as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. Financial data for the fiscal year ended July 31, 2015 has not been adjusted to reflect the adoption of ASC 606.

	Fiscal Year Ended July 31,
	2015	2016	2017	2018	2019
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$200,833	$413,910	$673,297	$887,989	$832,419
Support, entitlements and other services	40,599	89,500	172,606	267,468	403,724
Total revenue	241,432	503,410	845,903	1,155,457	1,236,143
Cost of revenue:
Product (1)(2)	80,900	133,541	249,393	276,127	143,078
Support, entitlements and other services (1)	20,059	37,246	77,938	109,903	161,050
Total cost of revenue	100,959	170,787	327,331	386,030	304,128
Gross profit	140,473	332,623	518,572	769,427	932,015
Operating expenses:
Sales and marketing (1)(2)	161,829	286,584	501,021	649,657	909,750
Research and development (1)	73,510	116,400	288,619	313,777	500,719
General and administrative (1)	23,899	34,265	77,341	86,401	119,587
Total operating expenses	259,238	437,249	866,981	1,049,835	1,530,056
Loss from operations	(118,765)	(104,626)	(348,409)	(280,408)	(598,041)
Other expense, net	(5,818)	(1,290)	(26,377)	(9,306)	(15,019)
Loss before provision for income taxes	(124,583)	(105,916)	(374,786)	(289,714)	(613,060)
Provision for income taxes	1,544	2,317	4,852	7,447	8,119
Net loss	$(126,127)	$(108,233)	$(379,638)	$(297,161)	$(621,179)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(3.11)	$(2.46)	$(2.96)	$(1.81)	$(3.43)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	40,509,481	43,970,381	128,295,563	164,091,302	181,030,964

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2015	2016	2017	2018	2019
	(in thousands)
Cost of revenue:
Product	$363	$391	$3,066	$2,580	$3,535
Support, entitlements and other services	718	968	10,411	8,945	15,326
Total cost of revenue	1,081	1,359	13,477	11,525	18,861
Sales and marketing	6,474	8,006	78,117	65,060	107,751
Research and development	5,411	6,259	109,044	74,389	140,519
General and administrative	4,174	4,432	30,853	26,894	39,598
Total stock-based compensation expense	$17,140	$20,056	$231,491	$177,868	$306,729
During the three months ended October 31, 2016, we recorded approximately $83.0 million of stock-based compensation expense related to performance stock awards, as we determined that the performance conditions (certain liquidity events, including our IPO, and the achievement of specified performance targets) were probable of achievement.

(2)	Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2015	2016	2017	2018	2019
	(in thousands)
Product cost of revenue	$—	$—	$1,314	$5,641	$14,248
Sales and marketing	—	—	915	914	2,528
Total amortization of intangible assets	$—	$—	$2,229	$6,555	$16,776

	As of July 31,
	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$150,539	$185,200	$349,053	$934,303	$908,834
Total assets	$249,831	$411,715	$738,212	$1,599,880	$1,786,042
Deferred revenue (current and non-current portion)	$103,598	$218,481	$369,056	$631,207	$910,044
Long-term debt	$—	$73,260	$—	$429,598	$458,910
Preferred stock warrant liability	$11,683	$9,679	$—	$—	$—
Convertible preferred stock	$310,379	$310,379	$—	$—	$—
Total stockholders’ (deficit) equity	$(234,734)	$(285,827)	$217,063	$326,779	$186,893

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" above.
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform that consists of software solutions that power many of the world’s business applications by digitizing the traditional silos of enterprise computing. We seek to provide an enterprise cloud platform that empowers our customers to unify various clouds - private, public, distributed - into one seamless cloud, allowing enterprises to choose the right cloud for each application. Our enterprise cloud platform natively converges compute, virtualization, storage, networking, desktop and security services into one integrated, simple to consume solution, which allows enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance.
Our enterprise cloud platform can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based software and software as a service ("SaaS") offerings, via hosted service or delivered pre-installed on an appliance that is configured to order. Non-portable software is delivered or sold alongside configured-to-order appliances with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order appliances. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support.
Product revenue is generated primarily from the licensing of our solutions. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts. Prior to fiscal 2019, we delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the associated appliance. However, starting in fiscal 2018, as a result of our business model transition toward software-only sales, more of our customers began buying appliances directly from our OEMs while separately buying licenses for our software solutions from us or one of our channel partners. In addition, starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions.
We had a broad and diverse base of approximately 14,180 end customers as of July 31, 2019, including approximately 810 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 10,610 as of July 31, 2018 to approximately 14,180 as of July 31, 2019.
Our solutions are primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing,

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers.
We continue to invest heavily in the growth of our business, including the development of our solutions, build-out of our global sales force, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 4,010 as of July 31, 2018 to approximately 5,340 as of July 31, 2019. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We intend to continue to invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $845.9 million, $1.2 billion and $1.2 billion for fiscal 2017, 2018 and 2019, respectively, representing increases of 36.6% and 7.0% in fiscal 2018 and 2019, as compared to the respective prior year periods. Our software and support revenue was $609.6 million, $898.1 million and $1.1 billion for fiscal 2017, 2018 and 2019, respectively, representing increases of 47.3% and 25.9% in fiscal 2018 and 2019, as compared to the respective prior year periods. Our subscription revenue was $172.5 million, $330.6 million and $648.4 million for fiscal 2017, 2018 and 2019, respectively, representing increases of 91.6% and 96.1% in fiscal 2018 and 2019, as compared to the respective prior year periods.
Our net losses were $379.6 million, $297.2 million and $621.2 million for fiscal 2017, 2018 and 2019, respectively. Net cash provided by operating activities was $14.8 million, $92.5 million and $42.2 million for fiscal 2017, 2018 and 2019, respectively. Free cash flow, which is calculated as net cash provided by operating activities less purchases of property and equipment, was an outflow of $35.4 million for fiscal 2017, an inflow of $30.2 million for fiscal 2018 and an outflow of $76.3 million for fiscal 2019. As of July 31, 2019, we had an accumulated deficit of $1.6 billion.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except percentages)
Total revenue	$845,903	$1,155,457	$1,236,143
Year-over-year percentage increase	68.0%	36.6%	7.0%
Subscription revenue	$172,530	$330,645	$648,415
Software and support revenue	$609,587	$898,143	$1,130,822
Total billings	$990,467	$1,417,484	$1,514,660
Subscription billings	$311,913	$581,923	$916,000
Software and support billings	$754,151	$1,160,170	$1,409,339
Gross profit	$518,572	$769,427	$932,015
Adjusted gross profit	$533,363	$786,593	$965,287
Gross margin	61.3%	66.6%	75.4%
Adjusted gross margin	63.1%	68.1%	78.1%
Total deferred revenue	$369,056	$631,207	$910,044
Net cash provided by operating activities	$14,779	$92,540	$42,168
Free cash flow	$(35,402)	$30,168	$(76,284)
Non-GAAP operating expenses	$645,456	$883,244	$1,239,567
Total end customers	7,050	10,610	14,180
Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except percentages)
Disaggregation of revenue:
Subscription revenue	$172,530	$330,645	$648,415
Non-portable software revenue	421,048	543,952	449,131
Hardware revenue	236,316	257,314	105,321
Professional services revenue	16,009	23,546	33,276
Total revenue	$845,903	$1,155,457	$1,236,143

Disaggregation of billings:
Subscription billings	$311,913	$581,923	$916,000
Non-portable software billings	421,048	543,952	449,131
Hardware billings	236,316	257,314	105,321
Professional services billings	21,190	34,295	44,208
Total billings	$990,467	$1,417,484	$1,514,660

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Subscription — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $156.6 million, $243.9 million and $376.4 million of our subscription revenue for fiscal 2017, 2018 and 2019, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $15.9 million, $86.7 million and $272.0 million of our subscription revenue for fiscal 2017, 2018 and 2019, respectively. For fiscal 2017, 2018 and 2019, the weighted average term for these subscription term-based licenses was approximately 2.9 years, 3.7 years and 3.8 years, respectively.

Non-portable software — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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

Total billings, subscription billings, professional services billings and software and support billings are performance measures which management believes provide useful information to investors, as they represent the dollar value under binding purchase orders received and billed during a given period. Free cash flow is a performance measure that provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which management believes provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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
Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, costs associated with business combinations, such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except percentages)
Total revenue	$845,903	$1,155,457	$1,236,143
Change in deferred revenue, net of acquisitions (1)	144,564	262,027	278,517
Total billings (non-GAAP)	$990,467	$1,417,484	$1,514,660

Gross profit	$518,572	$769,427	$932,015
Stock-based compensation	13,477	11,525	18,861
Amortization of intangible assets	1,314	5,641	14,248
Other	—	—	163
Adjusted gross profit (non-GAAP)	$533,363	$786,593	$965,287

Gross margin	61.3%	66.6%	75.4%
Stock-based compensation	1.6%	1.0%	1.5%
Amortization of intangible assets	0.2%	0.5%	1.2%
Other	—%	—%	—%
Adjusted gross margin (non-GAAP)	63.1%	68.1%	78.1%

Operating expenses	$866,981	$1,049,835	$1,530,056
Stock-based compensation	(218,014)	(166,343)	(287,868)
Change in fair value of contingent consideration	(1,924)	2,423	832
Amortization of intangible assets	(915)	(914)	(2,528)
Acquisition-related costs	(672)	(1,757)	(721)
Other	—	—	(204)
Operating expenses (non-GAAP)	$645,456	$883,244	$1,239,567

Net cash provided by operating activities	$14,779	$92,540	$42,168
Purchases of property and equipment	(50,181)	(62,372)	(118,452)
Free cash flow (non-GAAP)	$(35,402)	$30,168	$(76,284)

(1)	Excludes deferred revenue assumed in acquisitions of approximately $6.0 million, $0.1 million and $0.3 million for fiscal 2017, 2018 and 2019, respectively.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except percentages)
Subscription revenue	$172,530	$330,645	$648,415
Change in subscription deferred revenue, net of acquisitions (2)	139,383	251,278	267,585
Subscription billings	$311,913	$581,923	$916,000

Professional services revenue	$16,009	$23,546	$33,276
Change in professional services deferred revenue	5,181	10,749	10,932
Professional services billings	$21,190	$34,295	$44,208

Software revenue	$436,981	$630,675	$727,098
Hardware revenue	236,316	257,314	105,321
Product revenue	673,297	887,989	832,419
Support, entitlements and other services revenue	172,606	267,468	403,724
Total revenue	$845,903	$1,155,457	$1,236,143

Total software and support revenue (1)	$609,587	$898,143	$1,130,822
Change in software and support deferred revenue, net of acquisitions (2)	144,564	262,027	278,517
Software and support billings (1)	$754,151	$1,160,170	$1,409,339

(1)	Software and support revenue and billings include software and support, entitlements and other services revenue and billings.

(2)	Excludes deferred revenue assumed in acquisitions of approximately $6.0 million, $0.1 million and $0.3 million for fiscal 2017, 2018 and 2019, respectively.
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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as additional demand generation spending to increase our pipeline growth. We have significantly increased our sales and marketing personnel, which grew by approximately 36% from July 31, 2018 to July 31, 2019. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2019, we considered approximately 57% of our global sales team members to be fully ramped, while the remaining approximately 43% of our global sales team members are in the process of ramping up. As we continue to focus some of our new and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

our sales team. We are focused on actively managing these realignments. We intend to continue to grow our global sales and marketing team and continue to invest in sales and marketing initiatives to acquire new end customers and to increase sales to existing end customers.
We also intend to continue to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform.
We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.
Transition to Subscription
Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis could result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings and revenue. For example, our term-based licenses generally have an average term of less than four years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years.
Revenue for our solutions, whether or not sold a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and "Critical Accounting Estimates" later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section.
Market Adoption of Our Products
The public cloud and more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads and transition toward a subscription-based business model. The broad nature of the technology shift that our enterprise cloud platform represents, the relationships our end customers have with existing IT vendors and our transition toward a subscription-based consumption model sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.
Leveraging Channel Partners and OEMs
We plan to continue to strengthen and expand our network of channel partners and OEMs to increase sales to both new and existing end customers. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing aggressively in sales enablement and co-marketing with our partners and OEMs will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel partners and OEMs.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of July 31, 2019, approximately 65% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.0x greater, or 4.4x greater excluding the value of hardware purchases, on average, than their initial order. This number increases to approximately 10.4x, or 11.7x excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2019. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
Our business and operating results will depend on our ability to retain and sell additional products to our existing and future base of end customers. Our ability to retain existing customers and expand our customer base will in turn depend in part on our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base. Therefore, as we continue our transition, we may need to enhance our efforts to educate our end customers and as a result incur higher sales and marketing costs.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of our enterprise cloud platform, which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on an appliance that is configured to order. Non-portable software is delivered or sold alongside configured-to-order appliances with a license term equal to the life of the associated appliance.
Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years.
Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs.
Product revenue — Product revenue consists of software and hardware revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, upon making the software available to the customer when not sold with an appliance or as services are performed with SaaS offerings. In transactions where we deliver the hardware appliance, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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
Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred. We expect R&D expense to increase in absolute dollars as we continue to invest in our future products and services, including our newer subscription-based products, although R&D expense may fluctuate as a percentage of total revenue.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During fiscal 2018 and fiscal 2019, we recognized $14.7 million and $29.3 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.

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

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Revenue:
Product	$673,297	$887,989	$832,419
Support, entitlements and other services	172,606	267,468	403,724
Total revenue	845,903	1,155,457	1,236,143
Cost of revenue:
Product (1)(2)	249,393	276,127	143,078
Support, entitlements and other services (1)	77,938	109,903	161,050
Total cost of revenue	327,331	386,030	304,128
Gross profit	518,572	769,427	932,015
Operating expenses:
Sales and marketing (1)(2)	501,021	649,657	909,750
Research and development (1)	288,619	313,777	500,719
General and administrative (1)	77,341	86,401	119,587
Total operating expenses	866,981	1,049,835	1,530,056
Loss from operations	(348,409)	(280,408)	(598,041)
Other expense, net	(26,377)	(9,306)	(15,019)
Loss before provision for income taxes	(374,786)	(289,714)	(613,060)
Provision for income taxes	4,852	7,447	8,119
Net loss	$(379,638)	$(297,161)	$(621,179)

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(1)	Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Cost of revenue:
Product	$3,066	$2,580	$3,535
Support, entitlements and other services	10,411	8,945	15,326
Total cost of revenue	13,477	11,525	18,861
Sales and marketing	78,117	65,060	107,751
Research and development	109,044	74,389	140,519
General and administrative	30,853	26,894	39,598
Total stock-based compensation expense	$231,491	$177,868	$306,729

(2)	Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Product cost of revenue	$1,314	$5,641	$14,248
Sales and marketing	915	914	2,528
Total amortization of intangible assets	$2,229	$6,555	$16,776

	Fiscal Year Ended July 31,
	2017	2018	2019
	(as a percentage of total revenue)
Revenue:
Product	79.6%	76.9%	67.3%
Support, entitlements and other services	20.4%	23.1%	32.7%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	29.5%	23.9%	11.6%
Support, entitlements and other services	9.2%	9.5%	13.0%
Total cost of revenue	38.7%	33.4%	24.6%
Gross profit	61.3%	66.6%	75.4%
Operating expenses:
Sales and marketing	59.2%	56.2%	73.6%
Research and development	34.1%	27.2%	40.5%
General and administrative	9.2%	7.5%	9.7%
Total operating expenses	102.5%	90.9%	123.8%
Loss from operations	(41.2)%	(24.3)%	(48.4)%
Other expense, net	(3.1)%	(0.8)%	(1.2)%
Loss before provision for income taxes	(44.3)%	(25.1)%	(49.6)%
Provision for income taxes	0.6%	0.6%	0.7%
Net loss	(44.9)%	(25.7)%	(50.3)%

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Product	$673,297	$887,989	$214,692	32%	$887,989	$832,419	$(55,570)	(6)%
Support, entitlements and other services	172,606	267,468	94,862	55%	267,468	403,724	136,256	51%
Total revenue	$845,903	$1,155,457	$309,554	37%	$1,155,457	$1,236,143	$80,686	7%
Total revenue by bill-to-location was as follows:

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
U.S.	$488,079	$648,805	$160,726	33%	$648,805	$682,340	$33,535	5%
Asia Pacific	186,864	240,247	53,383	29%	240,247	271,712	31,465	13%
Europe, the Middle East and Africa	138,815	224,392	85,577	62%	224,392	238,356	13,964	6%
Other Americas	32,145	42,013	9,868	31%	42,013	43,735	1,722	4%
Total revenue	$845,903	$1,155,457	$309,554	37%	$1,155,457	$1,236,143	$80,686	7%
Product revenue increased year-over-year for fiscal 2018 due primarily to increased domestic and international demand for our solutions through penetration and expansion in global markets through increased sales and marketing activities. Our product revenue during fiscal 2018 was also impacted by the reduction of hardware revenue from transactions where the hardware was not sold by us.
Product revenue decreased year-over-year for fiscal 2019 due primarily to the reduction of hardware revenue from transactions where the hardware was not sold by us. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of less than four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. We continue to focus on more software-only transactions and therefore anticipate selling less hardware in future periods.
Support, entitlements and other services revenue increased year-over-year for both fiscal 2018 and fiscal 2019 in conjunction with the growth of our end customer base and the related software entitlement and support subscriptions. Our total end customer count increased from approximately 7,050 as of July 31, 2017 to approximately 10,610 as of July 31, 2018 and to approximately 14,180 as of July 31, 2019.
Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Cost of product revenue	$249,393	$276,127	$26,734	11%	$276,127	$143,078	$(133,049)	(48)%
Product gross margin	63.0%	68.9%			68.9%	82.8%
Cost of support, entitlements and other services revenue	$77,938	$109,903	$31,965	41%	$109,903	$161,050	$51,147	47%
Support, entitlements and other services gross margin	54.8%	58.9%			58.9%	60.1%
Total gross margin	61.3%	66.6%			66.6%	75.4%

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cost of product revenue
The year-over-year fluctuations in cost of product revenue are in line with the corresponding fluctuations in hardware revenue. For fiscal 2018, as compared to the respective prior year period, cost of product revenue was impacted by increases in the cost of certain of our hardware components, specifically DRAM and NAND, due to supply constraints. The total cost of our DRAM and NAND components represented approximately 22% and 30% of cost of product revenue for the fiscal years ended July 31, 2017 and 2018, respectively. DRAM and NAND component prices increased by approximately 51% for fiscal 2018, as compared to the prior year period. For fiscal 2019, as compared to the respective prior year period, the decrease in cost of product revenue was due primarily to our continued focus on software-only transactions, which have a higher margin as compared to hardware sales.
Product gross margin increased by 5.9 percentage points, from 63.0% in fiscal 2017 to 68.9% in fiscal 2018, and by 13.9 percentage points, to 82.8% in fiscal 2019, due primarily to the higher mix of software revenue, as we continue to focus on more software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2018 and fiscal 2019 due primarily to higher personnel-related costs relating to the expansion of our global customer support organization. The increases in personnel-related costs were due primarily to increases in our customer support, entitlements and other services headcount of 56% from July 31, 2017 to July 31, 2018 and 40% from July 31, 2018 to July 31, 2019.
Support, entitlements and other services gross margin increased by 4.1 percentage points, from 54.8% in fiscal 2017 to 58.9% in fiscal 2018, and by 1.2 percentage points to 60.1% in fiscal 2019, due primarily to efficiencies gained in our support organization and personnel-related costs growing at a slower rate than support, entitlements and other services revenue, as well as the ramp up for new products, specifically cloud services.
Operating Expenses
Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Sales and marketing	$501,021	$649,657	$148,636	30%	$649,657	$909,750	$260,093	40%
Percent of total revenue	59.2%	56.2%			56.2%	73.6%
Sales and marketing expense increased year-over-year both for fiscal 2018 and fiscal 2019 due primarily to higher personnel-related costs and sales commissions, as our sales and marketing headcount increased year-over-year by 42% in fiscal 2018 and 36% in fiscal 2019. Additionally, as part of our continued efforts to penetrate and expand in global markets and increase our pipeline growth through additional demand generation, we continue to increase our sales and marketing activities related to brand awareness, promotions, trade shows and partner programs. We expect sales and marketing expense to increase as we continue to grow.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Research and development	$288,619	$313,777	$25,158	9%	$313,777	$500,719	$186,942	60%
Percent of total revenue	34.1%	27.2%			27.2%	40.5%
Research and development expense increased year-over-year both for fiscal 2018 and fiscal 2019 due primarily to higher personnel-related costs, as our R&D headcount increased year-over-year by 42% in fiscal 2018 and 27% in fiscal 2019 in an effort to continue the expansion of our product development activities, including new products. This increase includes additional headcount and stock-based compensation expense related to employees who joined the Company through acquisitions.
General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
General and administrative	$77,341	$86,401	$9,060	12%	$86,401	$119,587	$33,186	38%
Percent of total revenue	9.2%	7.5%			7.5%	9.7%
General and administrative expense increased year-over-year both for fiscal 2018 and fiscal 2019 due primarily to higher personnel-related costs, as our G&A headcount increased year-over-year by 29% in fiscal 2018 and 30% in fiscal 2019 in order to support our growing business.
Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Other expense, net	$(26,377)	$(9,306)	$(17,071)	(65)%	$(9,306)	$(15,019)	$5,713	61%
The fluctuations in other expense, net for fiscal 2018 and fiscal 2019 were primarily related to the amortization of the debt discount and issuance costs for the Notes, as the Notes were issued during the second quarter of fiscal 2018, as well as interest earned on short-term investments. The decrease in other expense, net for fiscal 2018 was also due to $23.1 million of expense in fiscal 2017 related to changes in the fair value of our convertible preferred stock warrant liability.
Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2017	2018	$	%	2018	2019	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,852	$7,447	$2,595	53%	$7,447	$8,119	$672	9%
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The year-over-year increase in the provision for income taxes in fiscal 2019 was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion, partially offset by a $5.8 million partial release of the U.S. valuation allowance related to an acquisition completed during fiscal 2019 and a tax benefit related to the change in tax law. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.
In December 2017, the U.S. Congress passed and the President signed the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses. For additional details, refer to Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Capital Resources
As of July 31, 2019, we had $396.7 million of cash and cash equivalents, $2.8 million of restricted cash and $512.2 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Net cash provided by operating activities	$14,779	$92,540	$42,168
Net cash used in investing activities	(176,094)	(503,555)	(16,850)
Net cash provided by financing activities	201,422	578,616	67,104
Net increase in cash, cash equivalents and restricted cash	$40,107	$167,601	$92,422
We retrospectively adopted Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents, effective August 1, 2018. Our statement of cash flows for the fiscal year ended July 31, 2018 has been adjusted to conform to the new standard. See Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on this new standard.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Cash Flows from Operating Activities
Net cash generated from operating activities was $14.8 million, $92.5 million and $42.2 million for fiscal 2017, 2018 and 2019, respectively, representing increases of $11.0 million and $77.8 million and a decrease of $50.4 million, respectively, as compared to the prior year periods. The generation of cash during each fiscal year was due primarily to higher billings and collections, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business.
Cash Flows from Investing Activities
Net cash used in investing activities of $176.1 million for fiscal 2017 primarily consisted of $242.5 million of short-term investment purchases, using a significant portion of the proceeds from our initial public offering ("IPO"), and $50.2 million of purchases of property and equipment, partially offset by $84.2 million of maturities of short-term investments and $32.6 million of sales of short-term investments.
Net cash used in investing activities of $503.6 million for fiscal 2018 primarily consisted of $716.4 million of short-term investment purchases, using a significant portion of the proceeds from the Notes, $62.4 million of purchases of property and equipment and $22.2 million of net payments for business combinations, partially offset by $297.5 million of maturities of short-term investments.
Net cash used in investing activities of $16.9 million for fiscal 2019 primarily consisted of $468.1 million of short-term investment purchases, $118.5 million of purchases of property and equipment and $19.0 million of net payments for business combinations, partially offset by $588.8 million of maturities of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $201.4 million for fiscal 2017 primarily consisted of net IPO proceeds of $254.5 million, after deducting underwriting discounts and commissions, and $32.3 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by the $76.6 million of repayment of senior notes in September 2016, including debt extinguishment costs, a $7.1 million debt payment in conjunction with a business combination and $1.7 million in payments for IPO costs.
Net cash provided by financing activities of $578.6 million for fiscal 2018 primarily consisted of $563.6 million of net proceeds from the Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the Notes and $72.0 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the Notes and a $1.7 million debt payment in conjunction with a business combination.
Net cash provided by financing activities of $67.1 million for fiscal 2019 primarily consisted of $69.2 million of net proceeds from sales of shares through employee equity incentive plans, partially offset by a $1.0 million acquisition-related contingent consideration payment and a $1.0 million debt payment in conjunction with a business combination.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Contractual Obligations
The following table summarizes our contractual obligations as of July 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Operating lease obligations	197,227	39,540	83,241	70,935	3,511
Other commitments (2)	64,808	62,827	1,981	—	—
Guarantees with contract manufacturers and OEMs	144,929	72,054	72,875	—	—
Total	$981,964	$174,421	$158,097	$645,935	$3,511

(1)	For additional information regarding our convertible senior notes, refer to Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Purchase obligations and other commitments pertaining to our normal operations.
As of July 31, 2019, payments related to our above outstanding non-cancelable lease obligations will be made through fiscal 2026.
From time to time in the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.
As of July 31, 2019, we had $15.8 million of accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of July 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the applicable periods. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported.
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
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Refer to Note 1 and Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on revenue recognition.
Income Taxes
The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We recognize uncertain tax positions only if it is more likely than not to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.
The TCJA significantly changed existing U.S. tax law and included and continues to include numerous provisions that affect our business. Refer to Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.
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
Our use of the Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
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
Goodwill, Intangible Assets and Impairment Assessment
Goodwill represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, if any, in a business combination, and is allocated to our single reporting unit. We review our goodwill and other intangible assets determined to have an indefinite useful life for impairment at least annually, during the fourth quarter, or more frequently whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Goodwill is tested for impairment by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. We operate under one reporting unit and for our annual goodwill impairment test, we determine the fair value of our reporting unit based on our enterprise value. We may elect to utilize a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying value. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of our reporting unit is less than its carrying value, an impairment analysis will be performed. We will compare the fair value of our reporting unit with its carrying amount and if the carrying value of the reporting unit exceeds its fair value, an impairment loss will be recognized.
Assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operating expenses will not occur as a result of future goodwill, intangible assets and other long-lived assets impairment tests. To date, we have not recorded any impairment charges related to our goodwill and intangible assets.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $19.3 million, $31.2 million and $38.4 million for fiscal 2017, 2018 and 2019, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Nutanix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended July 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 24, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of Developed Technology from Mainframe2, Inc. Acquisition — Refer to Note 2 to the financial statements
Critical Audit Matter Description
On August 24, 2018, the Company completed the acquisition of Mainframe2, Inc. ("Frame"). The Company accounted for this acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including developed technology of $31.8 million related to Frame’s cloud-based Windows desktop and application delivery service. The determination of the fair value of the developed technology required management to make significant estimates and assumptions related to forecasted revenue growth, cost of sales, and operating expenses as well as the discount rate. To estimate the fair value of the developed technology, management was required to make significant estimates and assumptions related to the forecasted information.

We identified valuation of the developed technology as a critical audit matter because of the significant judgments made by management to estimate its fair value especially considering the technology is recently developed with limited historical sales information. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue growth, costs of sales, and operating expenses, as well as the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenue growth, cost of sales, and operating expenses, as well as the selection of the discount rate for Frame’s developed technology included the following, among others:

•
We tested the effectiveness of controls over the fair value of developed technology, including managements forecast and operating plan review control over the forecasted revenue growth, cost of sales, and operating expenses. We further tested management’s control over the valuation report, including key inputs such as forecasts and the discount rate.

•
With the assistance of our fair value specialists, we evaluated the valuation methodologies and valuation assumptions used by management to develop fair value estimates for developed technology, including:

–	Testing the mathematical accuracy of the calculation.

–	Developing a range of independent discount rate estimates and comparing those to the discount rate selected by management.

–	Assessing the source information underlying the Company’s determination of the discount rate.

–	Evaluating whether the fair value model being used is appropriate considering the Company’s circumstances and valuation premise identified.

•	We performed a comparison of management’s forecasted revenue growth, cost of sales, and operating expenses against various other sources, including:

–	Historical performance of Frame.

–	Industry data and analyst reports.

–	Internal communications to management and the Board of Directors.

–	Forecasted information as well as analyst and industry reports for the Company and certain of its peer companies.
Revenue Recognition — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $832.4 million and support, entitlements, and other services was $403.7 million for the year ended July 31, 2019.
Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:

•
Determination of whether promised goods or services, such as hardware and software licenses, are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.

•	Determination of standalone selling prices for each distinct performance obligation and for products and services that are not sold separately.

•	Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.

We identified revenue recognition as a critical audit matter because of these significant judgments required by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether revenue was recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s revenue recognition for the Company’s customer contracts included the following, among others:

•
We tested the effectiveness of controls related to the identification of distinct performance obligations, determination of the standalone selling prices, and the determination of the timing of revenue recognition.

•	We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.

•	We selected a sample of recorded revenue transactions and performed the following procedures:

–
Obtaining and reading customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.

–
Evaluating management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.

–	Testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•
For a selection of arrangements with original equipment manufacturers ("OEMs"), we confirmed accounts receivable and total billings as of and for the year ended July 31, 2019, respectively, directly with the OEM. In addition, we confirmed a sample of individual revenue orders for the year ended July 31, 2019, to evaluate the accuracy of management’s records.

•	We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:

–	Assessing the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices.

–	Testing the completeness and accuracy of the source data utilized in management’s calculations.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 24, 2019

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders of Nutanix, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2019, of the Company and our report dated September 24, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 24, 2019

NUTANIX, INC.
CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2018	2019
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$305,975	$396,678
Short-term investments	628,328	512,156
Accounts receivable, net of allowance of $815 and $379 as of July 31, 2018 and 2019	258,289	245,475
Deferred commissions—current	33,691	46,238
Prepaid expenses and other current assets	36,818	74,665
Total current assets	1,263,101	1,275,212
Property and equipment, net	85,111	136,962
Deferred commissions—non-current	80,688	107,474
Intangible assets, net	45,366	66,773
Goodwill	87,759	185,180
Other assets—non-current	37,855	14,441
Total assets	$1,599,880	$1,786,042
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,503	$74,047
Accrued compensation and benefits	85,398	99,804
Accrued expenses and other current liabilities	31,682	28,797
Deferred revenue—current	275,648	396,667
Total current liabilities	458,231	599,315
Deferred revenue—non-current	355,559	513,377
Convertible senior notes, net	429,598	458,910
Other liabilities—non-current	29,713	27,547
Total liabilities	1,273,101	1,599,149
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000,000 shares authorized as of July 31, 2018 and 2019; no shares issued and outstanding as of July 31, 2018 and 2019	—	—
Common stock, par value of $0.000025 per share— 1,200,000,000 (1,000,000,000 Class A, 200,000,000 Class B) shares authorized as of July 31, 2018 and 2019; 172,858,082 (135,109,672 Class A, 37,748,410 Class B) and 188,595,314 (168,155,308 Class A, 20,440,006 Class B) shares issued and outstanding as of July 31, 2018 and 2019	4	5
Additional paid-in capital	1,355,907	1,835,528
Accumulated other comprehensive (loss) income	(1,002)	669
Accumulated deficit	(1,028,130)	(1,649,309)
Total stockholders’ equity	326,779	186,893
Total liabilities and stockholders’ equity	$1,599,880	$1,786,042
 See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except share and per share data)
Revenue:
Product	$673,297	$887,989	$832,419
Support, entitlements and other services	172,606	267,468	403,724
Total revenue	845,903	1,155,457	1,236,143
Cost of revenue:
Product	249,393	276,127	143,078
Support, entitlements and other services	77,938	109,903	161,050
Total cost of revenue	327,331	386,030	304,128
Gross profit	518,572	769,427	932,015
Operating expenses:
Sales and marketing	501,021	649,657	909,750
Research and development	288,619	313,777	500,719
General and administrative	77,341	86,401	119,587
Total operating expenses	866,981	1,049,835	1,530,056
Loss from operations	(348,409)	(280,408)	(598,041)
Other expense, net	(26,377)	(9,306)	(15,019)
Loss before provision for income taxes	(374,786)	(289,714)	(613,060)
Provision for income taxes	4,852	7,447	8,119
Net loss	$(379,638)	$(297,161)	$(621,179)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.96)	$(1.81)	$(3.43)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	128,295,563	164,091,302	181,030,964

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Net loss	$(379,638)	$(297,161)	$(621,179)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(94)	(896)	1,671
Comprehensive loss	$(379,732)	$(298,057)	$(619,508)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance - July 31, 2016	76,319,511	$310,379	46,083,651	$1	$65,629	$(12)	$(351,445)	$(285,827)
Conversion of convertible preferred stock to common stock upon IPO	(76,319,511)	(310,379)	76,319,511	2	310,377	—	—	310,379
Issuance of class A common stock upon IPO, net of issuance costs	—	—	17,100,500	1	249,169	—	—	249,170
Reclassification of convertible preferred stock warrant liability to APIC upon IPO	—	—	—	—	30,812	—	—	30,812
Issuance of common stock upon exercise of common stock warrants	—	—	775,554	—	77	—	—	77
Stock-based compensation	—	—	—	—	231,491	—	—	231,491
Issuance of common stock through employee equity incentive plans, net of repurchases	—	—	10,871,714	—	14,956	—	—	14,956
Issuance of common stock from ESPP purchase	—	—	1,246,054	—	16,946	—	—	16,946
Issuance of common stock in connection with business combinations	—	—	2,239,536	—	27,063	—		27,063
Vesting of early exercised stock options	—	—	—	—	1,614	—	—	1,614
Cumulative effect adjustment from adoption of ASU 2016-09	—	—	—	—	—	—	114	114
Other comprehensive loss	—	—	—	—	—	(94)		(94)
Net loss	—	—	—	—	—	—	(379,638)	(379,638)
Balance - July 31, 2017	—	—	154,636,520	4	948,134	(106)	(730,969)	217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	—	—	14,492,922	—	33,037	—	—	33,037
Issuance of common stock from ESPP purchase	—	—	2,417,850	—	39,009	—	—	39,009
Issuance of common stock in connection with business combinations	—	—	1,310,790	—	63,780	—	—	63,780
Vesting of early exercised stock options	—	—	—	—	681	—	—	681
Stock-based compensation	—	—	—	—	177,868	—	—	177,868
Equity component of convertible senior notes, net	—	—	—	—	148,598	—	—	148,598
Purchase of bond hedges related to the convertible senior notes	—	—	—	—	(143,175)	—	—	(143,175)
Sale of warrants related to the convertible senior notes	—	—	—	—	87,975	—	—	87,975
Other comprehensive loss	—	—	—	—	—	(896)	—	(896)
Net loss	—	—	—	—	—	—	(297,161)	(297,161)
Balance - July 31, 2018	—	—	172,858,082	4	1,355,907	(1,002)	(1,028,130)	326,779
Issuance of common stock through employee equity incentive plans	—	—	11,272,083	—	12,187	—	—	12,187
Issuance of common stock from ESPP purchase	—	—	2,008,082	1	57,217	—	—	57,218
Issuance of common stock in connection with a business combination	—	—	2,457,067	—	103,305	—	—	103,305
Stock-based compensation	—	—	—	—	306,729	—	—	306,729
Vesting of early exercised stock options	—	—	—	—	183	—	—	183
Other comprehensive income	—	—	—	—	—	1,671	—	1,671
Net loss	—	—	—	—	—	—	(621,179)	(621,179)
Balance - July 31, 2019	—	$—	188,595,314	$5	$1,835,528	$669	$(1,649,309)	$186,893

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(379,638)	$(297,161)	$(621,179)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,399	50,302	77,612
Stock-based compensation	231,491	177,868	306,729
Amortization of debt discount and issuance cost	—	14,685	29,313
Change in fair value of contingent consideration	1,924	(2,423)	(832)
Change in fair value of convertible preferred stock warrant liability	21,133	—	—
Loss on debt extinguishment	3,320	—	—
Other	764	(962)	(2,786)
Changes in operating assets and liabilities:
Accounts receivable, net	(67,382)	(79,273)	15,704
Deferred commissions	(24,006)	(40,852)	(39,333)
Prepaid expenses and other assets (1)	(14,873)	(37,374)	(12,037)
Accounts payable	21,280	(16,469)	13,508
Accrued compensation and benefits	32,687	27,877	14,406
Accrued expenses and other liabilities	5,116	34,295	(17,454)
Deferred revenue	144,564	262,027	278,517
Net cash provided by operating activities (1)	14,779	92,540	42,168
Cash flows from investing activities:
Purchases of investments	(242,525)	(716,417)	(468,144)
Maturities of investments	84,156	297,461	588,763
Sales of investments	32,640	—	—
Purchases of property and equipment	(50,181)	(62,372)	(118,452)
Payments for business combinations, net of cash acquired	(184)	(22,227)	(19,017)
Net cash used in investing activities	(176,094)	(503,555)	(16,850)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	32,254	72,010	69,210
Payment of contingent consideration associated with a business acquisition	—	—	(1,040)
Payment of debt in conjunction with business combinations	(7,124)	(1,696)	(991)
Proceeds from issuance of convertible senior notes, net	—	563,587	(75)
Payments for convertible note hedges	—	(143,175)	—
Proceeds from issuance of warrants	—	87,975	—
Payments of offering costs	(1,717)	(85)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	254,455	—	—
Repayment of senior notes	(75,000)	—	—
Debt extinguishment costs	(1,580)	—	—
Other	134	—	—
Net cash provided by financing activities	201,422	578,616	67,104
Net increase in cash, cash equivalents and restricted cash (1)	$40,107	$167,601	$92,422
Cash, cash equivalents and restricted cash—beginning of period (1)	99,390	139,497	307,098
Cash, cash equivalents and restricted cash—end of period (1)	$139,497	$307,098	$399,520

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Restricted cash (1)(2)	1,138	1,123	2,842
Cash and cash equivalents—end of period	$138,359	$305,975	$396,678

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,213	$10,116	$28,999
Cash paid for interest	$1,271	$—	$—
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock for business combinations	$27,063	$63,780	$103,305
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,591	$13,444	$8,074
Vesting of early exercised stock options	$1,614	$681	$183
Offering costs included in accounts payable	$85	$—	$—
Conversion of convertible preferred stock to common stock, net of issuance costs	$310,379	$—	$—
Reclassification of convertible preferred stock warrant liability to additional paid-in capital	$30,812	$—	$—

(1)
During the first quarter of fiscal 2019, we adopted Accounting Standards Update ("ASU") No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. We adopted the standard retrospectively for the prior period presented. Our adoption of ASU 2016-18 did not have any significant impact on our consolidated statements of cash flows.

(2)	Included within other assets—non-current in the consolidated balance sheets.

 See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business
Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California and together with its wholly-owned subsidiaries (collectively, "we," "us," "our" or "Nutanix") has operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America and Africa.
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
Concentration of Revenue and Accounts Receivable — We sell our products primarily through Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2017, 2018 and 2019, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of July 31,
	Fiscal Year Ended July 31,
Partners	2017	2018	2019	2018	2019
Partner A	(1)	10%	10%	16%	(1)
Partner B	19%	20%	10%	13%	(1)
Partner C	16%	18%	24%	15%	27%
Partner D	10%	(1)	(1)	(1)	(1)
Partner E	14%	13%	13%	12%	18%

(1)	Less than 10%
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The changes in the allowance for doubtful accounts are as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Allowance for doubtful accounts—beginning balance	$132	$132	$815
Charged to allowance for doubtful accounts	—	815	437
Recoveries	—	—	(290)
Write-offs	—	(132)	(583)
Allowance for doubtful accounts—ending balance	$132	$815	$379

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and trade names, resulting from business combinations. Finite-lived intangible assets are recorded at fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of product revenue and sales and marketing expense in the accompanying consolidated statements of operations. Amounts included in sales and marketing expense relate to customer relationships.
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
There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any impairment losses during fiscal 2017, 2018 or 2019.
Revenue Recognition
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

•
Recognition of revenue when, or as, performance obligations are satisfied — We satisfy performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer. For additional details on revenue recognition, refer to Note 3 of Notes to Consolidated Financial Statements.

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
Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. Unbilled accounts receivable, included in accounts receivable, net on the consolidated balance sheets, was not material for any of the periods presented.
Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2018 and 2019 is presented in the accompanying consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are amortized over the estimated period of benefit, which may exceed the term of the initial contract if the commissions expected to be paid upon renewal are not commensurate with that of the original contract. Accordingly, the amortization of deferred costs is recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation and included in sales and marketing expense in the consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertain to support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.
Cost of Revenue
Cost of revenue consists of cost of product revenue and cost of support, entitlements and other services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits and stock-based compensation. Allocated costs consist of certain facilities, depreciation and amortization, recruiting and information technology costs allocated based on headcount.
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
Stock-Based Compensation
Stock-based compensation expense is measured based on the grant date fair value of share-based awards. The fair value of the purchase rights under our 2016 Employee Stock Purchase Plan ("2016 ESPP") is estimated using the Black-Scholes-Merton ("Black-Scholes") option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates and expected dividend yield. The fair value of restricted stock units ("RSUs") is determined using the fair value of our common stock on the date of grant.
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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2017, 2018 and 2019, we recognized foreign currency losses of $2.6 million, $3.6 million and $2.5 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. During the fiscal years ended July 31, 2017, 2018 and 2019, advertising expense was $13.0 million, $14.6 million and $26.7 million, respectively.
Recently Adopted Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires us to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new standard was effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including interim reporting periods within those fiscal years. We adopted this ASU effective August 1, 2018 using a modified retrospective approach. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017, with early adoption permitted, including interim reporting periods within those fiscal years. We adopted the new standard effective August 1, 2018, using the retrospective transition approach. The reclassified restricted cash balances from operating activities to changes in cash, cash equivalents and restricted cash on the consolidated statements of cash flows were not material for any period presented.
In January 2018, the FASB released guidance on the accounting for the GILTI provisions of the TCJA. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. During the second quarter of fiscal 2019, we elected to treat any potential GILTI inclusions as a period cost. Our adoption of this guidance has not had a material impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to nonemployees with the guidance applicable to grants to employees. Under the new standard, equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the current requirement to remeasure the awards through the performance completion date. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the standard effective August 1, 2018, using the prospective approach, and our adoption did not have a material impact on the consolidated financial statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other (Topic 350): Internal-Use Software, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the standard effective August 1, 2018, using the prospective approach, and our adoption did not have a material impact on our consolidated financial statements.
In August 2018, the SEC issued Securities Act Release No. 33-10532, which amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity.  Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. We adopted this new guidance during the first quarter of fiscal 2019 and have included a reconciliation of the changes in stockholders' equity in our Quarterly Reports on Form 10-Q.
Recently Issued and Not Yet Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the statement of operations the expenses in a manner similar to current practice. The new standard, including related amendments subsequently issued by the FASB, is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. We intend to elect the package of transition expedients and the transition option that allows us not to restate the comparative periods in our consolidated financial statements in the year of adoption. In addition, we intend to elect to account for lease and non-lease components as a single lease component. We also intend to make an accounting policy election not to record leases that, at the lease commencement date, have a lease term of 12 months or less on the balance sheet.
We have substantially completed our review of existing vendor arrangements for embedded leases and we expect that all of our operating leases, except those with a lease term of 12 months or less, disclosed in Note 7 will be subject to the new standard. The present value of these operating lease commitments will be recognized as right-of-use assets and lease liabilities at the later to occur of (i) the adoption date of August 1, 2019 or (ii) the time we take possession of the leased asset, which will have a material impact on our consolidated balance sheets. We have made significant progress in validating the accuracy of the new ASC 842 reports generated from our existing lease accounting system and are in the process of finalizing our accounting policy and disclosures. We expect the adoption of this standard to result in the recognition of right-of-use assets between $115 million and $125 million and lease liabilities between $140 million and $150 million. As of the adoption date, we have additional operating lease commitments of approximately $32 million on an undiscounted basis for certain office leases that have not yet commenced. We do not anticipate that the adoption of this standard will have a material impact on our consolidated statements of operations or our consolidated statements of cash flows, as the expense recognition under this new standard will be similar to current practice.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2016-13 is effective for us in the first quarter of fiscal 2021. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2018-02 is effective for us in

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the first quarter of fiscal 2020. The implementation of this new standard will not have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. The new standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, including interim reporting periods within those fiscal years. ASU 2018-13 is effective for us in the first quarter of fiscal 2021. We do not expect the adoption of this new standard to have a material impact on our quarterly or annual disclosures.
NOTE 2. BUSINESS COMBINATIONS
We completed two acquisitions in fiscal 2018 and one acquisition in fiscal 2019. The purchase price allocation for these acquisitions, discussed in detail below, reflects various preliminary fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which are subject to change within the measurement period as preliminary valuations are finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs.
Our consolidated financial statements for the fiscal years ended July 31, 2018 and 2019 include the operations of the acquired companies from the dates the deals closed. Pro forma results of operations have not been presented because they are not material to our consolidated financial statements, either individually or in the aggregate. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in these acquisitions is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the knowledgeable and experienced workforce that joined us as part of the acquisitions. Goodwill will not be amortized, but will instead be tested for impairment annually, or more frequently if certain indicators of impairment are present.
Fiscal 2018 Acquisitions
Minjar Acquisition
On March 16, 2018, we completed the acquisition of Minjar, Inc. ("Minjar"), a privately held Delaware corporation with its offices in Bangalore, India ("Minjar Acquisition"). Minjar was a cloud technology solutions company, and the acquisition was expected to complement and enhance our products, allowing us to offer customers new capabilities to better manage their multi-cloud deployments. At the close of the acquisition, all outstanding shares of Minjar capital stock and all in-the-money options and warrants to purchase Minjar capital stock were purchased or canceled in exchange for an aggregate purchase price of approximately $19.3 million, consisting of $18.8 million in cash and approximately $0.5 million of holdback liability. The holdback liability represents deferred payments to Minjar's former key employees to be released in installments during the two years following the date of acquisition. As the release of these deferred payments was not contingent upon the future and continued service, the $0.5 million holdback liability, which approximated fair value, was considered as part of the purchase price.
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
The purchase price allocation primarily included $18.0 million of goodwill, $7.0 million of intangible assets, which primarily consisted of $5.6 million related to developed technology and $1.4 million related to customer relationships, both of which are being amortized over an estimated economic life of five years, and $5.7 million of deferred income tax and other tax liabilities. Goodwill was not deductible for income tax purposes.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized approximately $0.8 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses in the consolidated statement of operations.
Netsil Acquisition
On March 22, 2018, we completed the acquisition of Netsil Inc. ("Netsil"), a privately held Delaware corporation headquartered in San Francisco, California ("Netsil Acquisition"). This acquisition represented an opportunity for us to accelerate our ability to deliver native multi-cloud operations with the addition of application discovery and operations management. The aggregate purchase price of approximately $67.5 million consisted of approximately $3.7 million in cash and 1,206,364 unregistered shares of our Class A common stock with an aggregate fair value of approximately $63.8 million. The fair value of the shares of common stock issued was determined to be $52.87 per share, the closing price of our stock on March 22, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Netsil security holders.
We also entered into employee holdback or deferred payment arrangements with the founders of Netsil who joined us after the acquisition, whereby we issued 104,426 unregistered shares of our Class A common stock to the founders subject to their continuous employment with us for two years. The fair value of the Class A common stock issued pursuant to the holdback arrangements was approximately $5.5 million, or $52.87 per share, the closing price of our Class A common stock on March 22, 2018. This holdback is being accounted for as stock-based compensation over the required 2-year service period.
The purchase price allocation primarily included $53.1 million of goodwill, $19.0 million of intangible assets, primarily related to developed technology, which is being amortized over an estimated economic life of seven years, $2.6 million of deferred income tax liabilities and $1.4 million of assumed debt. Goodwill was not deductible for income tax purposes.
We recognized approximately $0.6 million of acquisition-related costs, which were expensed as incurred, as general and administrative expenses in the consolidated statement of operations.
Fiscal 2019 Acquisition
Mainframe2, Inc.
On August 24, 2018, we completed the acquisition of Mainframe2, Inc. ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California ("Frame Acquisition"). Frame provides a cloud-based Windows desktop and application delivery service. The aggregate purchase price of approximately $130.0 million consisted of approximately $26.7 million in cash and 1,813,321 shares of our Class A common stock, with an aggregate fair value of approximately $103.3 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, have been placed in escrow to secure the indemnification obligations of certain Frame security holders.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price allocation primarily includes approximately $97.3 million of goodwill and $38.2 million of intangible assets, including $31.8 million related to developed technology and $2.2 million related to customer relationships, which are being amortized over an estimated economic life of five years, and $4.2 million related to trade name, which is being amortized over an estimated economic life of four years. Goodwill was not deductible for income tax purposes.
Acquisition-related costs were expensed as incurred as general and administrative expenses on our consolidated statement of operations. We recognized approximately $1.1 million of acquisition-related costs in connection with the Frame Acquisition, of which approximately $0.4 million was recognized during the fiscal year ended July 31, 2019.
The following table presents the aggregate purchase price allocation related to the acquisitions completed during fiscal 2018 and fiscal 2019:

	As of July 31,
	2018	2019
	(in thousands)
Goodwill	$71,087	$97,328
Amortizable intangible assets	25,920	38,180
Tangible assets acquired	842	10,811
Liabilities assumed	(11,041)	(16,293)
Total consideration	$86,808	$130,026

NOTE 3. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software can be delivered separately or on a configured-to-order appliance. When the software is not portable to other appliances, it generally has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, are typically sold through Partners and can be purchased from one of our OEMs or directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.
The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Subscription	$172,530	$330,645	$648,415
Non-portable software	421,048	543,952	449,131
Hardware	236,316	257,314	105,321
Professional services	16,009	23,546	33,276
Total revenue	$845,903	$1,155,457	$1,236,143

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $156.6 million, $243.9 million and $376.4 million of our subscription revenue for fiscal 2017, 2018 and 2019, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $15.9 million, $86.7 million and $272.0 million of our subscription revenue for fiscal 2017, 2018 and 2019, respectively. For fiscal 2017, 2018 and 2019, the weighted average term for these subscription term-based licenses was approximately 2.9 years, 3.7 years and 3.8 years, respectively.

Non-portable software — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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
Significant changes in the balance of deferred revenue (contract liability) and total deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2017	$369,056	$73,527
Additions	529,495	150,122
Revenue/commissions recognized	(267,468)	(109,270)
Assumed in a business combination	124	—
Balance as of July 31, 2018	631,207	114,379
Additions	682,241	158,062
Revenue/commissions recognized	(403,724)	(118,729)
Assumed in a business combination	320	—
Balance as of July 31, 2019	$910,044	$153,712

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended July 31, 2018, we recognized revenue of approximately $170.1 million pertaining to amounts deferred as of July 31, 2017. During the fiscal year ended July 31, 2019, we recognized revenue of approximately $275.0 million pertaining to amounts deferred as of July 31, 2018.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $941.4 million as of July 31, 2019, of which we expect to recognize approximately 44% over the next 12 months, and the remainder thereafter.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2018
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$41,763	$—	$—	$41,763
Commercial paper	—	77,818	—	77,818
U.S. government securities	—	4,985	—	4,985
Short-term investments:
Corporate bonds	—	448,458	—	448,458
Commercial paper	—	120,772	—	120,772
U.S. government securities	—	59,098	—	59,098
Total measured at fair value	$41,763	$711,131	$—	$752,894
Cash				181,409
Total cash, cash equivalents and short-term investments				$934,303
Financial Liabilities:
Contingent consideration	$—	$—	$1,872	$1,872

	As of July 31, 2019
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$33,156	$—	$—	$33,156
Commercial paper	—	103,029	—	103,029
U.S. government securities	—	119,933	—	119,933
Corporate bonds	—	9,996	—	9,996
Short-term investments:
Corporate bonds	—	354,549	—	354,549
Commercial paper	—	92,851	—	92,851
U.S. government securities	—	64,756	—	64,756
Total measured at fair value	$33,156	$745,114	$—	$778,270
Cash				130,564
Total cash, cash equivalents and short-term investments				$908,834

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	As of July 31, 2018		As of July 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$429,598	$685,527	$458,910	$527,275

The carrying value of the Notes as of July 31, 2018 and 2019 was net of the unamortized debt discount of $137.7 million and $110.0 million, respectively, and unamortized debt issuance costs of $7.7 million and $6.1 million, respectively.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
A summary of the changes in the fair value of our contingent consideration, characterized as Level 3 in the fair value hierarchy, is as follows:

	Fiscal Year Ended July 31,
	2018	2019
	(in thousands)
Contingent consideration—beginning balance	$4,295	$1,872
Change in fair value (1)	(2,423)	(832)
Payment	—	(1,040)
Contingent consideration—ending balance	$1,872	$—

(1)	Recognized in the consolidated statements of operations within general and administrative expenses.
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
NOTE 5. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2018 and 2019, unrealized gains and losses from our short-term investments were not material. As of July 31, 2018 and 2019, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to short-term investments are due to interest rate fluctuations, as opposed to credit quality. In addition, unless we need cash to support our current operations, we do not intend to sell and it is not likely that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As a result, at July 31, 2018 and 2019, there were no other-than-temporary impairments for these investments.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2019
(in thousands)
Due within one year	$408,459
Due in one to two years	103,697
Total	$512,156

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2018	2019
	(in thousands)
Prepaid operating expenses	$23,169	$37,864
Prepaid income taxes	1,629	19,690
VAT receivables	2,281	5,068
Other current assets	9,739	12,043
Total prepaid expenses and other current assets	$36,818	$74,665

The increase in prepaid expenses and other current assets from July 31, 2018 to July 31, 2019 was due primarily to the reclassification of an $18.0 million corporate income tax receivable from other assets—non-current to prepaid expenses and other current assets, as the refund was expected to be received within the next 12 months, as well as an increase in prepayments for sales and marketing events and higher expenses related to subscription contract renewals. The $18.0 million corporate income tax receivable was received in August 2019.
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of July 31,
		2018	2019
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$131,805	$200,762
Demonstration units	12	53,547	59,981
Leasehold improvements	(1)	19,916	46,520
Furniture and fixtures	60	7,636	12,868
Total property and equipment, gross		212,904	320,131
Less: accumulated depreciation		(127,793)	(183,169)
Total property and equipment, net		$85,111	$136,962

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $36.2 million, $43.7 million and $60.8 million for the fiscal years ended July 31, 2017, 2018 and 2019, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net
Intangible assets, net consists of the following:

	As of July 31,
	2018	2019
	(in thousands)
Developed technology	$47,500	$79,300
Customer relationships	6,650	8,860
Trade name	—	4,170
Total intangible assets, gross	54,150	92,330
Less:
Accumulated amortization of developed technology	(6,956)	(21,210)
Accumulated amortization of customer relationships	(1,828)	(3,392)
Accumulated amortization of trade name	—	(955)
Total accumulated amortization	(8,784)	(25,557)
Total intangible assets, net	$45,366	$66,773

Amortization expense related to our intangible assets is being recognized in the consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2018	2019
	(in thousands)
Intangible assets, net—beginning balance	$26,001	$45,366
Acquired intangible assets	25,920	38,180
Amortization of intangible assets (1)	(6,555)	(16,773)
Intangible assets, net—ending balance	$45,366	$66,773

(1)	Represents amortization expense related to intangible assets recognized during the year in the consolidated statements of operations, within product cost of revenue and sales and marketing expense.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020	$17,380
2021	17,380
2022	16,183
2023	10,856
2024	3,210
Thereafter	1,764
Total	$66,773

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2017	$16,672
Acquired in Netsil Acquisition	53,085
Acquired in Minjar Acquisition	18,002
Balance at July 31, 2018	87,759
Acquired in Frame Acquisition	97,328
Other	93
Balance at July 31, 2019	$185,180

Other Assets—Non-Current
Other assets—non-current consists of the following:

	As of July 31,
	2018	2019
	(in thousands)
Other tax assets—non-current	$30,927	$—
Deferred tax assets—non-current	2,860	4,607
Other	4,068	9,834
Total other assets—non-current	$37,855	$14,441

The decrease in other tax assets—non-current from July 31, 2018 to July 31, 2019 was due primarily to the reclassification of an $18.0 million corporate income tax receivable to prepaid expenses and other current assets, as the refund was expected to be received within the next 12 months, as well as the reversal of an uncertain tax position resulting from a change in tax election during the third quarter of fiscal 2019.
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of July 31,
	2018	2019
	(in thousands)
Accrued commissions	$21,660	$31,703
Contributions to ESPP withheld	21,931	20,778
Accrued vacation	10,548	15,475
Accrued bonus	12,129	11,413
Payroll taxes payable	9,563	8,504
Other	9,567	11,931
Total accrued compensation and benefits	$85,398	$99,804

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2018	2019
	(in thousands)
Income taxes payable	$20,863	$9,651
Accrued professional services	5,838	2,996
Other	4,981	16,150
Total accrued expenses and other current liabilities	$31,682	$28,797

The decrease in income taxes payable during the fiscal year ended July 31, 2019 was due primarily to an $18.0 million estimated corporate income tax payment made during the second quarter of fiscal 2019, partially offset by additional foreign corporate income tax accruals recorded during fiscal 2019.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3)	upon the occurrence of certain specified corporate events.
Based on the closing price of our Class A common stock of $22.70 on July 31, 2019, the if-converted value of the Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended July 31, 2019, the Notes are not convertible for the fiscal quarter commencing after July 31, 2019.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Notes consisted of the following:

	As of July 31,
	2018	2019
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(137,719)	(109,956)
Unamortized debt issuance costs (1)	(7,683)	(6,134)
Net carrying amount	$429,598	$458,910
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the consolidated balance sheets within "convertible senior notes, net" and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of July 31, 2019, the remaining life of the Notes was approximately 41 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Fiscal Year Ended July 31,
	2018	2019
	(in thousands)
Interest expense related to amortization of debt discount	$13,909	$27,764
Interest expense related to amortization of debt issuance costs	776	1,549
Total interest expense	$14,685	$29,313

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of July 31, 2018 and 2019. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Future minimum payments due under operating leases as of July 31, 2019 are as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020	$39,540
2021	41,909
2022	41,332
2023	40,695
2024	30,240
Thereafter	3,511
Total	$197,227

Rent expense incurred under operating leases was $12.7 million, $19.0 million and $37.0 million for the fiscal years ended July 31, 2017, 2018 and 2019, respectively.
Purchase Commitments
In the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2019, we had up to approximately $64.8 million of non-cancelable purchase obligations and other commitments pertaining to our normal operations, and up to approximately $144.9 million in the form of guarantees to certain of our contract manufacturers and OEMs.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff who, per the court-approved schedule, filed a consolidated amended complaint on September 9, 2019. The action is brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The consolidated amended complaint seeks monetary damages in an unspecified amount. This case is in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo, and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officer and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally allege claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally allege insider trading and violation of California Corporations Code Section 25402 and the Santa Clara County Superior Court complaints further include additional claims for "abuse of control" and "gross mismanagement."  The defendants have not responded to any of the derivative actions to date. These cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
NOTE 8. STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2019, we had 1,000,000,000 shares of Class A common stock authorized with a par value of $0.000025 per share and 200,000,000 shares of Class B common stock authorized with a par value of $0.000025 per share. As of July 31, 2019, we had 168,155,308 shares of Class A common stock issued and outstanding and 20,440,006 shares of Class B common stock issued and outstanding.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Common Stock Reserved for Issuance
As of July 31, 2019, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2019
Shares reserved for future equity grants	12,594,167
Shares underlying outstanding stock options	8,740,309
Shares underlying outstanding restricted stock units	22,136,072
Shares reserved for future employee stock purchase plan awards	1,402,959
Shares underlying outstanding common stock warrants	34,180
Total	44,907,687

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
Under the 2016 Plan, we may grant incentive stock options ("ISOs"), non-statutory stock options ("NSOs"), restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22,400,000 shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18,000,000 shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 7,731,826 and 8,642,904 shares, respectively, pursuant to these provisions. As of July 31, 2019, we had reserved a total of 43,504,728 shares for the issuance of equity awards under the Stock Plans, of which 12,594,167 shares were still available for grant. On August 1, 2019, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9,429,765 shares pursuant to the automatic increase provisions.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Market Stock Units — In October 2018, the Compensation Committee of our Board of Directors approved the grant of 100,000 RSUs subject to certain market conditions ("MSUs") to our Chief Executive Officer ("CEO"), with a weighted average grant date fair value per unit of $25.16. The MSUs will vest based upon the achievement of an average stock price of $80 over a performance period of approximately 4.5 years (the "Performance Period"), subject to his continuous service on each vesting date. The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the "Average Stock Price"). The Average Stock Price is measured once per quarter during the Performance Period, and:

•
If the Average Stock Price on any given quarterly measurement date does not equal or exceed $80, then none of the MSUs will vest that quarter, and any unvested MSUs will carry over to the next quarter (the "Carryover MSUs");

•	If the Average Stock Price on any given quarterly measurement date equals or exceeds $80, then 1/18th of the MSUs plus the applicable Carryover MSUs, if any, would vest; and/or

•	If the Average Stock Price never equals or exceeds $80 during the Performance Period, the MSUs would terminate at the end of the Performance Period.

We used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period. As of July 31, 2019, 100,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Fiscal Year Ended July 31,
	2018		2019
	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share
Outstanding at beginning of period	17,376,090	$18.85	23,597,499	$31.20
Granted	14,947,403	$39.44	11,204,016	$42.23
Released	(5,823,800)	$19.96	(8,716,764)	$30.15
Forfeited	(2,902,194)	$22.34	(3,948,679)	$33.86
Outstanding at end of period	23,597,499	$31.20	22,136,072	$36.72

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2018				2019
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)			(in years)	(in thousands)
Outstanding at beginning of period	20,334,531	$4.59	6.4	$338,787	11,332,554	$5.12	5.6	$496,022
Options granted	—	$—			—	$—
Options exercised	(8,672,623)	$3.81			(2,554,706)	$4.77
Options canceled/forfeited	(329,354)	$6.63			(37,539)	$10.09
Outstanding at end of period	11,332,554	$5.12	5.6	$496,022	8,740,309	$5.20	4.6	$153,000
Exercisable at end of period	11,159,045	$5.01	5.5	$489,682	8,720,993	$5.18	4.6	$152,837
Vested and expected to vest at end of period	11,332,554	$5.12	5.6	$496,022	8,740,309	$5.20	4.6	$153,000

Stock options exercisable as of July 31, 2018 includes 9,660,757 vested options and 1,498,288 unvested options with an early exercise provision. Stock options exercisable as of July 31, 2019 includes 8,048,364 vested options and 672,629 unvested options with an early exercise provision. The weighted average grant date fair value per share for stock options granted during the fiscal year ended July 31, 2017 was $6.41. There were no options granted during fiscal 2018 or 2019.
The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2017, 2018 and 2019 was $73.9 million, $289.4 million and $90.3 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $15.6 million, $33.1 million and $12.2 million for the fiscal years ended July 31, 2017, 2018 and 2019, respectively.
The total grant date fair value of stock options vested was $16.1 million, $11.5 million and $4.4 million for the fiscal years ended July 31, 2017, 2018 and 2019, respectively. The number of shares vested and expected to vest included in the table above excludes 47,691 shares of early exercised stock options as of July 31, 2018.
Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 ESPP, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3,800,000 shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 3,800,000 shares, 1% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2017 and 2018, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1,546,365 and 1,728,580 shares, respectively, pursuant to these provisions. On August 1, 2019, the number of shares of Class A common stock available for issuance under the 2016 ESPP increased by 1,885,953 shares pursuant to the automatic increase provisions.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the fiscal year ended July 31, 2019, 2,008,082 shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $57.2 million. As of July 31, 2019, 1,402,959 shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2017	2018	2019
Expected term (in years)	0.75	0.75	0.84
Risk-free interest rate	0.6%	1.4%	2.5%
Volatility	51.0%	49.8%	69.0%
Dividend yield	—%	—%	—%

Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Cost of revenue:
Product	$3,066	$2,580	$3,535
Support, entitlements and other services	10,411	8,945	15,326
Sales and marketing	78,117	65,060	107,751
Research and development	109,044	74,389	140,519
General and administrative	30,853	26,894	39,598
Total stock-based compensation expense	$231,491	$177,868	$306,729

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
As of July 31, 2019, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $744.9 million and is expected to be recognized over a weighted average period of approximately 2.5 years.
Determination of Fair Value
The fair value of options granted to employees is estimated on the grant date using the Black-Scholes option pricing model.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation model for stock-based compensation expense requires us to make assumptions and judgments about the variables used in the calculation, including the expected term, expected volatility of our common stock, risk-free interest rate and expected dividend yield.
The fair value of our stock options was estimated using the following weighted average assumptions:

Fiscal Year Ended July 31, 2017
Fair value of common stock	$12.14
Expected term (in years)	6.1
Risk-free interest rate	1.3%
Volatility	52%
Dividend yield	—%

We did not grant any stock options during fiscal 2018 or 2019. The fair value of each grant of stock options was determined using the Black-Scholes option pricing model and the assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment to determine.
Fair Value of Common Stock — Prior to our IPO, the fair value of the common stock underlying our stock options was determined by our Board. The Board, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. Subsequent to our IPO, we use the market closing price for our Class A common stock as reported on the NASDAQ Stock Market on the date of grant.
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
NOTE 10. NET LOSS PER SHARE
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands, except share and per share data)
Numerator:
Net loss	$(379,638)	$(297,161)	$(621,179)
Denominator:
Weighted average shares—basic and diluted	128,295,563	164,091,302	181,030,964
Net loss per share attributable to common stockholders—basic and diluted	$(2.96)	$(1.81)	$(3.43)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	As of July 31,
	2017	2018	2019
Outstanding stock options and RSUs	37,710,621	34,930,053	30,876,381
Employee stock purchase plan	1,447,385	1,310,653	1,659,233
Common stock subject to repurchase	243,148	47,691	—
Contingently issuable shares pursuant to business combinations	—	276,625	748,172
Common stock warrants	34,180	34,180	34,180
Total	39,435,334	36,599,202	33,317,966

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
NOTE 11. INCOME TAXES
Income Taxes
Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Domestic	$(304,363)	$(201,666)	$(658,938)
Foreign	(70,423)	(88,048)	45,878
Loss before provision for income taxes	$(374,786)	$(289,714)	$(613,060)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
Current:
U.S. federal	$—	$2,059	$(1,998)
State and local	193	429	312
Foreign	8,196	8,541	17,270
Total current taxes	8,389	11,029	15,584
Deferred:
U.S. federal	(1,342)	(3,387)	(4,949)
State and local	13	(718)	(770)
Foreign	(2,208)	523	(1,746)
Total deferred taxes	(3,537)	(3,582)	(7,465)
Provision for income taxes	$4,852	$7,447	$8,119

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
U.S. tax reform impact	$—	$93,352	$—
U.S. federal income tax at statutory rate	(127,427)	(75,779)	(128,680)
Stock-based compensation	6,701	(73,631)	(23,378)
Effect of foreign operations	16,891	26,117	14,305
Change in valuation allowance	86,941	25,274	142,273
Transfer pricing adjustments	11,822	4,584	(3)
Intangible asset migration	—	4,461	(2,027)
Non-deductible expenses	1,693	2,115	4,651
State income taxes	206	(290)	(458)
Warrant revaluation	7,185	—	—
Other	840	1,244	1,436
Total	$4,852	$7,447	$8,119

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
During the fiscal year ended July 31, 2019, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business, partially offset by a partial valuation release in the U.S. due to an acquisition completed during fiscal 2019 and a tax benefit related to the change in tax law.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2017, the U.S. Congress passed, and the President signed, the Tax Cuts and Jobs Act, which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%, effective January 1, 2018, limitations on the deductibility of interest expense and executive compensation, the creation of new minimum taxes, such as the base erosion anti-abuse tax ("BEAT") and Global Intangible Low Taxed Income ("GILTI") tax and a new minimum tax on certain foreign earnings. Additionally, in December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which allowed us to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. We completed our accounting for income tax effects of the TCJA during the second quarter of fiscal 2019 and did not have any significant adjustments to our provisional amounts. Although our analysis of the tax effects of the TCJA is complete, there may be additional tax effects that could impact our future consolidated financial statements upon the finalization of any laws, regulations or additional TCJA guidance. We have elected to record taxes associated with our GILTI as period costs when incurred.
The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2018	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$162,914	$294,577
Tax credit carryforward	47,839	109,921
Deferred revenue	27,577	71,859
Intangible assets	—	35,764
Stock-based compensation expense	21,252	27,493
Other assets	—	24,258
Accruals and reserves	8,370	14,825
Total deferred tax assets	267,952	578,697
Deferred tax liabilities:
Deferred commission expense	(27,829)	(35,814)
Acquisition-related	(5,909)	(11,515)
Property and equipment	(3,870)	(8,541)
Foreign branch taxes	—	(4,607)
Prepaid expenses	—	(2,303)
Other	(497)	(1,621)
Total deferred tax liabilities	(38,105)	(64,401)
Valuation allowance	(226,987)	(509,764)
Net deferred tax assets	$2,860	$4,532

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.
The valuation allowance for deferred tax assets was $509.8 million as of July 31, 2019. The net increase in the total valuation allowance for the fiscal years ended July 31, 2018 and 2019 was $65.8 million and $282.8 million, respectively.
As of July 31, 2019, we had approximately $1.4 billion of federal net operating loss carryforwards and $764.3 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2029. In addition, we had approximately $75.8 million of federal research credit carryforwards, $49.5 million of state research credit carryforwards and $14.1 million of foreign tax credit carryforwards. The federal credits will begin to expire in fiscal 2029 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2027.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of July 31, 2019, we held an aggregate of $218.0 million in cash and cash equivalents in our foreign subsidiaries, of which $182.6 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.
The income tax benefit and provision for the fiscal year ended July 31, 2019 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.
We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2018	2019
	(in thousands)
Balance at the beginning of the year	$42,655	$91,716
Increases related to current year tax positions	58,727	13,736
Increases related to prior year tax positions	4,893	301
Decreases related to prior year tax positions	(14,559)	(23,782)
Settlements with tax authorities	—	(721)
Balance at the end of the year	$91,716	$81,250

During the fiscal year ended July 31, 2019, the net decrease in uncertain tax positions was primarily attributable to a tax election made during the third quarter of fiscal 2019, as well as the change in tax law, partially offset by uncertain tax positions related to an acquisition during fiscal 2019.
As of July 31, 2019, if uncertain tax positions are fully recognized in the future, it would result in a $14.5 million impact to our effective tax rate, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.
We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2019, we had recognized $1.3 million accrued interest and penalties related to uncertain tax positions.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2017	2018	2019
	(in thousands)
U.S.	$488,079	$648,805	$682,340
Asia Pacific	186,864	240,247	271,712
Europe, the Middle East and Africa	138,815	224,392	238,356
Other Americas	32,145	42,013	43,735
Total revenue	$845,903	$1,155,457	$1,236,143

As of July 31, 2018 and 2019, $130.0 million and $161.9 million, respectively, of our long-lived assets, net were located in the United States.
NOTE 13. RELATED-PARTY TRANSACTIONS
We enter into various transactions with related parties in the normal course of business. During the fiscal years ended July 31, 2017, 2018 and 2019, we did not have any material related party transactions.
In connection with the acquisition of PernixData in the first quarter of fiscal 2017, entities affiliated with Lightspeed Venture Partners, which owned approximately 36.7% of our outstanding Convertible Preferred Stock as of July 31, 2016, owned approximately 26.4% of the outstanding capital stock of PernixData immediately prior to the completion of the PernixData acquisition. One member of our Board is affiliated with Lightspeed Venture Partners. As of July 31, 2019, entities affiliated with Lightspeed Venture Partners owned approximately 2.3% of our total outstanding Class A and Class B common stock.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2019. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
	(unaudited, in thousands, except per share amounts)
Revenue:
Product	$219,052	$223,170	$221,117	$224,650	$224,346	$236,932	$184,794	$186,347
Support, entitlements and other services	56,500	63,574	68,296	79,098	88,937	98,428	102,830	113,529
Total revenue	275,552	286,744	289,413	303,748	313,283	335,360	287,624	299,876
Cost of revenue:
Product (2)(3)	85,162	83,217	66,680	41,068	39,261	45,966	29,528	28,323
Support, entitlements and other services (2)	23,460	25,311	28,935	32,197	34,845	40,016	45,549	40,640
Total cost of revenue	108,622	108,528	95,615	73,265	74,106	85,982	75,077	68,963
Gross profit	166,930	178,216	193,798	230,483	239,177	249,378	212,547	230,913
Operating expenses:
Sales and marketing (2)(3)	145,405	151,201	169,860	183,191	196,497	213,707	245,703	253,843
Research and development (2)	64,512	70,924	81,291	97,050	110,531	123,037	137,982	129,169
General and administrative (2)	16,052	15,948	24,929	29,472	27,339	28,788	33,040	30,420
Total operating expenses	225,969	238,073	276,080	309,713	334,367	365,532	416,725	413,432
Loss from operations	(59,039)	(59,857)	(82,282)	(79,230)	(95,190)	(116,154)	(204,178)	(182,519)
Other expense, net	(189)	(861)	(4,235)	(4,021)	(2,703)	(4,399)	(3,212)	(4,705)
Loss before provision for income taxes	(59,228)	(60,718)	(86,517)	(83,251)	(97,893)	(120,553)	(207,390)	(187,224)
Provision for (benefit from) income taxes	2,259	1,913	(843)	4,118	(3,628)	2,210	2,423	7,114
Net loss	$(61,487)	$(62,631)	$(85,674)	$(87,369)	$(94,265)	$(122,763)	$(209,813)	$(194,338)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(0.39)	$(0.39)	$(0.51)	$(0.51)	$(0.54)	$(0.68)	$(1.15)	$(1.04)

(1)
Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted per share amounts.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes stock-based compensation as follows:

	Three Months Ended
	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
	(unaudited, in thousands)
Product cost of sales	$570	$684	$634	$692	$698	$872	$953	$1,012
Support, entitlements and other services cost of sales	2,072	2,133	1,951	2,789	3,157	3,373	4,542	4,254
Sales and marketing	13,766	15,942	18,051	17,301	22,606	23,462	35,257	26,426
Research and development	15,542	17,023	16,474	25,350	31,009	34,679	42,265	32,566
General and administrative	3,565	6,229	7,836	9,264	8,455	10,179	11,815	9,149
Total	$35,515	$42,011	$44,946	$55,396	$65,925	$72,565	$94,832	$73,407

(3)	Includes amortization of intangible assets as follows:

	Three Months Ended
	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
	(unaudited, in thousands)
Product cost of sales	$895	$1,164	$1,447	$2,135	$3,168	$3,692	$3,694	$3,694
Sales and marketing	211	192	222	289	550	666	661	651
Total	$1,106	$1,356	$1,669	$2,424	$3,718	$4,358	$4,355	$4,345

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2019.

The effectiveness of our internal control over financial reporting as of July 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders ("2019 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2019.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2019 Proxy Statement.

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
(a)(3) Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, by and between the Registrant and U.S. Bank National Association and Form of 0% Convertible Senior Notes due 2023.	8-K	001-37883	4.1	1/23/2018
4.5	Description of Class A Common Stock.					X
10.1†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q	001-37883	10.1	6/5/2019
10.2	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-208711	10.1	12/22/2015
10.3+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.4+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.5+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.6+	2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.5	9/19/2016
10.7+	Employment Agreement, dated as of February 26, 2015, by and between the Registrant and Dheeraj Pandey.	S-1	333-208711	10.6	12/22/2015
10.8+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.9+	Offer Letter, dated as of October 15, 2017, by and between the Registrant and Lou Attanasio.	10-Q	001-37883	10.1	12/13/2017
10.10+	Offer Letter, dated as of January 2, 2015, by and between the Registrant and Sunil Potti.	S-1	333-208711	10.9	12/22/2015
10.11+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.12+	Offer Letter, dated as of December 11, 2013, by and between the Registrant and Michael P. Scarpelli.	S-1	333-208711	10.12	12/22/2015
10.13+	Offer Letter, dated as of July 24, 2015, by and between the Registrant and John McAdam.	S-1	333-208711	10.13	12/22/2015
10.14+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.15	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.16	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.17†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.18†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.19+	Change of Control and Severance Policy.	S-1/A	333-208711	10.21	9/12/2016
10.20†	Integration Services Agreement, dated as of May 19, 2016, by and among the Registrant, Nutanix Netherlands B.V., Avnet, Inc. and Avnet Europe Comm. VA.	S-1/A	333-208711	10.18	5/27/2016
10.21+	Amended and Restated Outside Director Compensation Policy.	10-Q	001-37883	10.4	12/10/2018
10.22+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall	10-Q	001-37883	10.1	3/15/2018
10.23†	Manufacturing Services Agreement, by and among the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017.	10-Q	001-37883	10.3	6/5/2019
10.24	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.25	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.26	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.27	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.28	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.					X
10.29	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.					X
10.30	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.31††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.					X
10.32	Office Lease, dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.33	Purchase Agreement, dated January 17, 2018, by and among the Registrant and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation.	8-K	001-37883	10.1	1/23/2018
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
†† Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information (i) is not material and (ii) would be competitively harmful if publicly disclosed.
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

NUTANIX, INC.

Date: September 24, 2019	By:	/s/ Dheeraj Pandey
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

Signature	Title	Date
/s/ Dheeraj Pandey	Chief Executive Officer and Chairman (Principal Executive Officer)	September 24, 2019
Dheeraj Pandey

/s/ Duston M. Williams	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 24, 2019
Duston M. Williams

/s/ Susan L. Bostrom	Director	September 24, 2019
Susan L. Bostrom

/s/ Craig Conway	Director	September 24, 2019
Craig Conway

/s/ Steven J. Gomo	Director	September 24, 2019
Steven J. Gomo

/s/ John McAdam	Director	September 24, 2019
John McAdam

/s/ Ravi Mhatre	Director	September 24, 2019
Ravi Mhatre

/s/ Jeffrey T. Parks	Director	September 24, 2019
Jeffrey T. Parks

/s/ Michael P. Scarpelli	Director	September 24, 2019
Michael P. Scarpelli

/s/ Brian M. Stevens	Director	September 24, 2019
Brian M. Stevens