Form 10-Q
period 2019-10-31
Nutanix, Inc.
filed 2019-12-05
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
As of November 30, 2019, the registrant had 175,155,784 shares of Class A common stock, $0.000025 par value per share, and 17,093,493 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or will occur. The forward-looking statements in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation, and expressly disclaim any obligation, to update, alter or otherwise revise or publicly release the results of any revision to these forward-looking statements to reflect new information or the occurrence of unanticipated or subsequent events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2019	October 31, 2019

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$396,678	$233,820
Short-term investments	512,156	655,584
Accounts receivable, net	245,475	214,883
Deferred commissions—current	46,238	51,966
Prepaid expenses and other current assets	74,665	61,654
Total current assets	1,275,212	1,217,907
Property and equipment, net	136,962	140,470
Operating lease right-of-use assets(1)	—	123,002
Deferred commissions—non-current	107,474	120,059
Intangible assets, net	66,773	62,428
Goodwill	185,180	185,260
Other assets—non-current	14,441	17,260
Total assets	$1,786,042	$1,866,386

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,047	$83,381
Accrued compensation and benefits	99,804	95,018
Accrued expenses and other current liabilities(1)	28,797	17,434
Deferred revenue—current	396,667	429,429
Operating lease liabilities—current(1)	—	29,968
Total current liabilities	599,315	655,230
Deferred revenue—non-current	513,377	545,845
Operating lease liabilities—non-current(1)	—	118,410
Convertible senior notes, net	458,910	466,545
Other liabilities—non-current(1)	27,547	16,827
Total liabilities	1,599,149	1,802,857
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2019 and October 31, 2019; no shares issued and outstanding as of July 31, 2019 and October 31, 2019	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2019 and October 31, 2019; 188,595 (168,155 Class A and 20,440 Class B) and 192,174 (175,080 Class A and 17,094 Class B) shares issued and outstanding as of July 31, 2019 and October 31, 2019	5	5
Additional paid-in capital	1,835,528	1,940,899
Accumulated other comprehensive income	669	1,234
Accumulated deficit	(1,649,309)	(1,878,609)
Total stockholders’ equity	186,893	63,529
Total liabilities and stockholders’ equity	$1,786,042	$1,866,386

(1)
During the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") No. 2016-02 using the modified retrospective method and elected the transition option that allows us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. For additional details, refer to Note 1.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2018	2019

	(in thousands, except per share data)
Revenue:
Product	$224,346	$192,444
Support, entitlements and other services	88,937	122,324
Total revenue	313,283	314,768
Cost of revenue:
Product	39,261	21,233
Support, entitlements and other services	34,845	50,968
Total cost of revenue	74,106	72,201
Gross profit	239,177	242,567
Operating expenses:
Sales and marketing	196,497	291,838
Research and development	110,531	138,206
General and administrative	27,339	32,860
Total operating expenses	334,367	462,904
Loss from operations	(95,190)	(220,337)
Other expense, net	(2,703)	(5,040)
Loss before (benefit from) provision for income taxes	(97,893)	(225,377)
(Benefit from) provision for income taxes	(3,628)	3,923
Net loss	$(94,265)	$(229,300)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.54)	$(1.21)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	175,446	189,671

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Net loss	$(94,265)	$(229,300)
Other comprehensive loss, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(166)	565
Comprehensive loss	$(94,431)	$(228,735)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended October 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance - July 31, 2018	172,858	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,128	—	26,318	—	—	26,318
Issuance of common stock in connection with an acquisition	2,451	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Vesting of early exercised stock options	—	—	70	—	—	70
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066	$4	$1,554,878	$(1,168)	$(1,122,395)	$431,319

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959		21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	$5	$1,940,899	$1,234	$(1,878,609)	$63,529

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Cash flows from operating activities:
Net loss	$(94,265)	$(229,300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,183	22,462
Stock-based compensation	65,925	81,426
Change in fair value of contingent consideration	(799)	—
Amortization of debt discount and issuance costs	7,148	7,635
Operating lease cost, net of accretion	—	6,671
Other	(759)	103
Changes in operating assets and liabilities:
Accounts receivable, net	23,497	30,592
Deferred commissions	(7,728)	(18,313)
Prepaid expenses and other assets	(3,812)	16,150
Accounts payable	1,292	5,208
Accrued compensation and benefits	(19,689)	(4,786)
Accrued expenses and other liabilities	(7,442)	(5,772)
Operating leases, net	—	(3,469)
Deferred revenue	70,273	65,230
Net cash provided by (used in) operating activities	49,824	(26,163)
Cash flows from investing activities:
Maturities of investments	143,409	171,441
Purchases of investments	(79,766)	(321,474)
Sales of investments	—	7,870
Purchases of property and equipment	(29,832)	(18,203)
Payments for business combinations, net of cash and restricted cash acquired	(18,662)	—
Net cash provided by (used in) investing activities	15,149	(160,366)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	29,890	23,973
Payment of debt in conjunction with business combinations	(991)	—
Payment of issuance costs related to convertible senior notes	(75)	—
Net cash provided by financing activities	28,824	23,973
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,797	$(162,556)
Cash, cash equivalents and restricted cash—beginning of period	307,098	399,520
Cash, cash equivalents and restricted cash—end of period	$400,895	$236,964
Restricted cash (1)	1,109	3,144
Cash and cash equivalents—end of period	$399,786	$233,820
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,910	$7,779
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with business combinations	$102,978	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$15,717	$12,200
Vesting of early exercised stock options	$70	$—

(1)	Included within other assets—non-current in the condensed consolidated balance sheets.

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
We provide a leading enterprise cloud platform that consists of software solutions that power many of the world’s business applications by digitizing the traditional silos of enterprise computing. We seek to provide an enterprise cloud platform that empowers our customers to unify various clouds - private, public, distributed - into one seamless cloud, allowing enterprises to choose the right cloud for each application. Our enterprise cloud platform natively converges compute, virtualization, storage, networking, desktop and security services into one integrated, simple-to-consume solution, which allows enterprises to simplify the complexities of a multi-cloud environment with automation, cost governance and compliance. Our solutions are primarily sold through channel partners, including distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the Securities and Exchange Commission ("SEC") on September 24, 2019. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for doubtful accounts; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our contract manufacturers and OEMs; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of operating right-of-use assets and lease liabilities; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2018 and 2019, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,
Partners	2018	2019	July 31, 2019	October 31, 2019
Partner A	22%	27%	27%	27%
Partner B	12%	12%	(1)	16%
Partner C	12%	12%	18%	11%
Partner D	(1)	(1)	(1)	10%
Partner E	11%	(1)	(1)	(1)

(1)	Less than 10%
Summary of Significant Accounting Policies
Except for the accounting policy related to operating lease right-of-use ("ROU") assets and lease liabilities discussed in the "Recently Adopted Accounting Pronouncements" section below, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the SEC on September 24, 2019, that have had a material impact on our condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842"), which requires the recognition of ROU assets and lease liabilities on the condensed consolidated balance sheets and additional disclosures around key information about leasing arrangements. We adopted the standard effective August 1, 2019, using a modified retrospective transition method. As a result, our consolidated balance sheet as of July 31, 2019 was not restated and continues to be reported under the previous lease standard ("ASC 840"), and is therefore not comparative. We elected the package of practical expedients permitted under the transition guidance, which allowed us to not reassess whether existing arrangements contain leases, not reassess lease classification and not reassess initial direct costs. The standard had a material impact on our condensed consolidated balance sheet, but did not have an impact on our condensed consolidated statement of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We recognized ROU assets and lease liabilities of $120.2 million and $142.1 million, respectively, on our condensed consolidated balance sheet on August 1, 2019, which included reclassifying lease incentives, prepaid rent and deferred rent as components of the ROU asset. Refer to Note 6 for additional details.
We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our condensed consolidated balance sheet as of October 31, 2019. We did not have any material financing leases in the periods presented.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The difference between the total ROU assets and total lease liabilities recorded as of August 1, 2019 is due primarily to the derecognition of deferred rent liabilities that were included in accrued expenses and other current liabilities and other liabilities—non-current in our consolidated balance sheet as of July 31, 2019. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives. Lease payments consist primarily of fixed payments under the arrangement, less any lease incentives, such as rent holidays. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance, property taxes and utilities. We use an estimate of our incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of ASC 842, we used the IBR as of August 1, 2019. Our lease terms may include renewal options, which are not included in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Lease costs are recognized on a straight-line basis as operating expenses within our condensed consolidated statements of operations. We present lease payments within cash flows from operations within the condensed consolidated statements of cash flows.
For our operating leases, we elected to account for lease and non-lease components as a single lease component. Additionally, we do not record leases on the condensed consolidated balance sheet that have a lease term of 12 months or less at the lease commencement date.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. We adopted the new standard effective August 1, 2019 and the adoption had no impact on our condensed consolidated financial statements.
Recently Issued and Not Yet Adopted Accounting Pronouncements
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Subscription	$126,976	$217,896
Non-portable software	146,570	77,571
Hardware	32,547	9,724
Professional services	7,190	9,577
Total revenue	$313,283	$314,768

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $83.0 million and $114.9 million of our subscription revenue for the three months ended October 31, 2018 and 2019, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $44.0 million and $103.0 million of our subscription revenue for the three months ended October 31, 2018 and 2019, respectively.

Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2019 and October 31, 2019 is presented in the accompanying condensed consolidated balance sheets.
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
Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertain to software entitlement and support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date.
Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the period presented are as follows:

	Deferred Revenue	Deferred Commissions

	(in thousands)
Balance as of July 31, 2019	$910,044	$153,712
Additions	187,554	57,846
Revenue/commissions recognized	(122,324)	(39,533)
Balance as of October 31, 2019	$975,274	$172,025
During the three months ended October 31, 2018, we recognized revenue of approximately $78.8 million pertaining to amounts deferred as of July 31, 2018. During the three months ended October 31, 2019, we recognized revenue of approximately $109.0 million pertaining to amounts deferred as of July 31, 2019.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,005.6 million as of October 31, 2019, of which we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 3.    FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2019
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$33,156	$—	$—	$33,156
Commercial paper	—	103,029	—	103,029
U.S. government securities	—	119,933	—	119,933
Corporate bonds	—	9,996	—	9,996
Short-term investments:
Corporate bonds	—	354,549	—	354,549
Commercial paper	—	92,851	—	92,851
U.S. government securities	—	64,756	—	64,756
Total measured at fair value	$33,156	$745,114	$—	$778,270
Cash				130,564
Total cash, cash equivalents and short-term investments				$908,834

	As of October 31, 2019
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$16,204	$—	$—	$16,204
Commercial paper	—	24,939	—	24,939
Short-term investments:
Corporate bonds	—	402,213	—	402,213
Commercial paper	—	147,667	—	147,667
U.S. government securities	—	105,704	—	105,704
Total measured at fair value	$16,204	$680,523	$—	$696,727
Cash				192,677
Total cash, cash equivalents and short-term investments				$889,404

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the 0% Convertible Senior Notes, due in January 2023 (the "Notes"). Financial instruments that are not recorded at fair value are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2019		As of October 31, 2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
Convertible senior notes, net	$458,910	$527,275	$466,545	$555,013

The carrying value of the Notes as of October 31, 2019 was net of the unamortized debt discount of $102.7 million and unamortized debt issuance costs of $5.7 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
Note 4.    BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2019 and October 31, 2019, unrealized gains and losses from our short-term investments were not material. As of July 31, 2019 and October 31, 2019, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. As a result, at July 31, 2019 and October 31, 2019, there were no other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2019
(in thousands)
Due within one year	$502,122
Due in one to two years	153,462
Total	$655,584

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2019	October 31, 2019

	(in thousands)
Prepaid operating expenses	$37,864	$33,126
Tenant improvement allowances	—	7,354
VAT receivables	5,068	5,644
Prepaid income taxes	19,690	1,629
Other current assets	12,043	13,901
Total prepaid expenses and other current assets	$74,665	$61,654

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The decrease in prepaid expenses and other current assets from July 31, 2019 to October 31, 2019 was due primarily to the receipt of an $18.0 million corporate income tax refund in August 2019, partially offset by the addition of $7.4 million of tenant improvement allowances, which are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of October 31, 2019 as a result of our adoption of ASC 842 during the first quarter of fiscal 2020.
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2019	October 31, 2019

	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$200,762	$213,494
Demonstration units	12	59,981	62,519
Leasehold improvements	(1)	46,520	49,856
Furniture and fixtures	60	12,868	13,601
Total property and equipment, gross		320,131	339,470
Less: accumulated depreciation		(183,169)	(199,000)
Total property and equipment, net		$136,962	$140,470

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
Depreciation expense related to our property and equipment was $12.5 million and $18.1 million for the three months ended October 31, 2018 and 2019, respectively.
Goodwill and Intangible Assets, Net

The change in the carrying value of goodwill during the three months ended October 31, 2019 was not material.
Intangible assets, net consists of the following:

	As of
	July 31, 2019	October 31, 2019

	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(21,210)	(24,904)
Accumulated amortization of customer relationships	(3,392)	(3,782)
Accumulated amortization of trade name	(955)	(1,216)
Total accumulated amortization	(25,557)	(29,902)
Total intangible assets, net	$66,773	$62,428

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining nine months)	$13,035
2021	17,380
2022	16,183
2023	10,856
2024	3,210
Thereafter	1,764
Total	$62,428

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2019	October 31, 2019

	(in thousands)
Accrued commissions	$31,703	$35,862
Accrued vacation	15,475	17,429
Payroll taxes payable	8,504	10,693
Contributions to ESPP withheld	20,778	10,515
Accrued bonus	11,413	7,486
Other	11,931	13,033
Total accrued compensation and benefits	$99,804	$95,018

Note 5.     CONVERTIBLE SENIOR NOTES
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023 (the "Notes"), in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75.0 million in aggregate principal amount of the Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the Notes. The total net proceeds from the Notes are as follows:

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
Based on the closing price of our Class A common stock of $29.22 on October 31, 2019, the if-converted value of the Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended October 31, 2019, the Notes are not convertible for the fiscal quarter commencing after October 31, 2019.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The Notes consisted of the following:

	As of
	July 31, 2019	October 31, 2019

	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(109,956)	(102,724)
Unamortized debt issuance costs (1)	(6,134)	(5,731)
Net carrying amount	$458,910	$466,545
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of October 31, 2019, the remaining life of the Notes was approximately 38 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Interest expense related to amortization of debt discount	$6,770	$7,232
Interest expense related to amortization of debt issuance costs	378	403
Total interest expense	$7,148	$7,635

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2019 and October 31, 2019. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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
Note 6. LEASES
We have operating leases for offices, research and development facilities and datacenters. Our leases have remaining lease terms of one year to approximately seven years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.
Total operating lease cost was $8.7 million for the three months ended October 31, 2019, excluding short-term leases and variable lease costs, which are not material. Variable lease costs primarily include common area maintenance charges. Total lease expense recognized prior to our adoption of ASC 842 was $7.2 million for the three months ended October 31, 2018.
Supplemental balance sheet information related to leases is as follows:

As of October 31, 2019
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$129,673
Accumulated amortization	(6,671)
Operating lease right-of-use assets, net	$123,002

Operating lease liabilities—current	$29,968
Operating lease liabilities—non-current	118,410
Total operating lease liabilities	$148,378

Weighted average remaining lease term (in years):	4.3
Weighted average discount rate:	5.6%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Supplemental cash flow and other information related to leases is as follows:

Three Months Ended October 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,750

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$12,969

The undiscounted cash flows for our operating lease liabilities as of October 31, 2019 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining nine months)	$27,473
2021	38,901
2022	37,903
2023	36,083
2024	25,177
Thereafter	3,227
Total lease payments	168,764
Less: imputed interest	(20,386)
Total lease obligation	148,378
Less: current lease obligations	29,968
Long-term lease obligations	$118,410

As of October 31, 2019, we have additional operating lease commitments of approximately $32.7 million on an undiscounted basis for certain office leases that have not yet commenced. The majority of these operating leases will commence during the remainder of fiscal 2020, fiscal 2021 and fiscal 2022, with lease terms of two to nine years.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, the following table summarizes the future minimum payments due under our operating leases as of July 31, 2019, reported under ASC 840:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020	$39,540
2021	41,909
2022	41,332
2023	40,695
2024	30,240
Thereafter	3,511
Total	$197,227

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Note 7.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2019, we had up to approximately $78.6 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $152.7 million in the form of guarantees to certain of our contract manufacturers and OEMs.
Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff who, per the court-approved schedule, filed a consolidated amended complaint on September 9, 2019. The action is brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The consolidated amended complaint seeks monetary damages in an unspecified amount. On October 24, 2019, the defendants filed a motion to dismiss. This case is in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officer and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally allege claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally allege insider trading and violation of California Corporations Code Section 25402 and the Santa Clara County Superior Court complaints further include additional claims for "abuse of control" and "gross mismanagement." In August 2019, the court consolidated the Santa Clara derivative actions into a single action, and on September 3, 2019, the court appointed a lead plaintiff pursuant to a stipulation filed by the plaintiffs. On September 17, 2019, the San Mateo court granted the plaintiff’s request for voluntary dismissal without prejudice. The defendants have not responded to any of the derivative actions to date. These cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
Note 8.     STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2019, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of October 31, 2019, we had 175.1 million shares of Class A common stock issued and outstanding and 17.1 million shares of Class B common stock issued and outstanding.
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
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million shares pursuant to these provisions. As of October 31, 2019, we had reserved a total of 50.3 million shares for the issuance of equity awards under the Stock Plans, of which 20.7 million shares were still available for grant.
Restricted Stock Units
Performance RSUs — We have granted RSUs that have both service and performance conditions to our executives and employees ("Performance RSUs"). Vesting of Performance RSUs is subject to continuous service and the satisfaction of certain performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of Performance RSUs are subject to the performance conditions actually being met.
Market Stock Units — In October 2018, the Compensation Committee of our Board of Directors approved the grant of 100,000 RSUs subject to certain market conditions ("MSUs") to our Chief Executive Officer, with a weighted average grant date fair value per unit of $25.16. The MSUs will vest based upon the achievement of an average stock price of $80 over a performance period of approximately 4.5 years (the "Performance Period"), subject to his continuous service on each vesting date. The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the Nasdaq Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the "Average Stock Price"). The Average Stock Price is measured once per quarter during the Performance Period, and:

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

We used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period. As of October 31, 2019, 100,000 MSUs remained outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2019	22,136	$36.72
Granted	3,525	$21.41
Released	(2,145)	$33.96
Forfeited	(2,238)	$32.00
Outstanding at October 31, 2019	21,278	$34.95

Stock Options
We did not grant any stock options during the three months ended October 31, 2019. A total of 0.5 million stock options were exercised during the three months ended October 31, 2019, with an average exercise price per share of $5.35. As of October 31, 2019, 8.3 million stock options, with a weighted average exercise price of $5.19 per share, a weighted average remaining contractual life of 4.4 years and an aggregate intrinsic value of $198.7 million, remained outstanding.
Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan ("2016 ESPP"), which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016. The 2016 ESPP became effective in connection with our IPO. A total of 3.8 million shares of Class A common stock were initially reserved for issuance under the 2016 ESPP. The number of shares of Class A common stock available for sale under the 2016 ESPP also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 3.8 million shares, 1% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019, the number of shares of Class A common stock available for issuance under 2016 ESPP increased by 1.9 million shares pursuant to these provisions.
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
During the three months ended October 31, 2019, 1.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $21.3 million. As of October 31, 2019, 2.3 million shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2018	2019
Expected term (in years)	0.79	0.92
Risk-free interest rate	2.5%	1.9%
Volatility	49.5%	68.7%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Cost of revenue:
Product	$698	$1,112
Support, entitlements and other services	3,157	4,751
Sales and marketing	22,606	27,775
Research and development	31,009	37,563
General and administrative	8,455	10,225
Total stock-based compensation expense	$65,925	$81,426

As of October 31, 2019, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $720.1 million and is expected to be recognized over a weighted average period of approximately 2.5 years.
Note 10. INCOME TAXES
The income tax benefit of $3.6 million for the three months ended October 31, 2018 primarily consisted of a $5.9 million valuation allowance release in connection with an acquisition, partially offset by foreign taxes on our international operations and U.S. state income taxes. The net deferred tax liability recorded in connection with this acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of our U.S. valuation allowance. The income tax provision of $3.9 million for the three months ended October 31, 2019 primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended October 31,
	2018	2019

	(in thousands, except per share data)
Numerator:
Net loss	$(94,265)	$(229,300)
Denominator:
Weighted average shares—basic and diluted	175,446	189,671
Net loss per share attributable to common stockholders—basic and diluted	$(0.54)	$(1.21)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Outstanding stock options and RSUs	33,697	29,544
Employee stock purchase plan	1,596	2,845
Contingently issuable shares pursuant to business combinations	920	611
Common stock subject to repurchase	30	—
Common stock warrants	34	34
Total	36,277	33,034

Note 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
U.S.	$181,006	$184,767
Asia Pacific	67,238	60,321
Europe, the Middle East and Africa	54,776	56,713
Other Americas	10,263	12,967
Total revenue	$313,283	$314,768

As of July 31, 2019 and October 31, 2019, $161.9 million and $156.3 million, respectively, of our long-lived assets, net were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2019 included in our Annual Report on Form 10-K filed on September 24, 2019. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" in Part II, Item 1A of this Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.
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
We had a broad and diverse base of approximately 14,960 end customers as of October 31, 2019, including approximately 840 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 11,490 as of October 31, 2018 to approximately 14,960 as of October 31, 2019.
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

We continue to invest heavily in the growth of our business, including the development of our solutions, build-out of our global sales force, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 4,380 as of October 31, 2018 to approximately 5,770 as of October 31, 2019. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We intend to continue to invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams.
Our total revenue was $313.3 million and $314.8 million for the three months ended October 31, 2018 and 2019, respectively, an increase of 0.5%. Our software and support revenue, which we also refer to as total contract value ("TCV") revenue, was $280.7 million and $305.0 million for the three months ended October 31, 2018 and 2019, respectively, an increase of 8.7%. Our subscription revenue was $127.0 million and $217.9 million for the three months ended October 31, 2018 and 2019, respectively, an increase of 71.6%.
Our net loss was $94.3 million and $229.3 million for the three months ended October 31, 2018 and 2019, respectively. Net cash provided by operating activities was $49.8 million and net cash used in operating activities was $26.2 million for the three months ended October 31, 2018 and 2019, respectively. Free cash flow, which is calculated as net cash provided by (used in) operating activities less purchases of property and equipment, was an inflow of $20.0 million and use of $44.4 million for the three months ended October 31, 2018 and 2019, respectively. As of October 31, 2019, we had an accumulated deficit of $1.9 billion.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2018	2019

	(in thousands, except percentages)
Total revenue	$313,283	$314,768
Year-over-year percentage increase	13.7%	0.5%
Subscription revenue	$126,976	$217,896
Software and support revenue (TCV revenue)	$280,736	$305,044
Total billings	$383,556	$379,998
Subscription billings	$194,764	$275,538
Software and support billings (TCV billings)	$351,009	$370,274
Gross profit	$239,177	$242,567
Adjusted gross profit	$246,200	$252,124
Gross margin	76.3%	77.1%
Adjusted gross margin	78.6%	80.1%
Total deferred revenue	$701,800	$975,274
Net cash provided by (used in) operating activities	$49,824	$(26,163)
Free cash flow	$19,992	$(44,366)
Non-GAAP operating expenses	$272,065	$386,337
Total end customers	11,490	14,960

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Disaggregation of revenue:
Subscription revenue	$126,976	$217,896
Non-portable software revenue	146,570	77,571
Hardware revenue	32,547	9,724
Professional services revenue	7,190	9,577
Total revenue	$313,283	$314,768

Disaggregation of billings:
Subscription billings	$194,764	$275,538
Non-portable software billings	146,570	77,571
Hardware billings	32,547	9,724
Professional services billings	9,675	17,165
Total billings	$383,556	$379,998
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $83.0 million and $114.9 million of our subscription revenue for the three months ended October 31, 2018 and 2019, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $44.0 million and $103.0 million of our subscription revenue for the three months ended October 31, 2018 and 2019, respectively.

Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and have a term equal to the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
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

Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor total billings, subscription billings, professional services billings, software and support billings (TCV billings), adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings, subscription billings, professional services billings and software and support billings (TCV billings) are performance measures which management believes provide useful information to investors, as they represent the dollar value under binding purchase orders received and billed during a given period. Free cash flow is a performance measure that provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which management believes provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total billings, subscription billings, professional services billings, software and support billings (TCV billings), adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, professional services billings, software and support billings (TCV billings), adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, professional services revenue, software and support revenue (TCV revenue), gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
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
Software and support billings (TCV billings)— We calculate software and support billings, also referred to as TCV billings, by adding the change in software and support deferred revenue (TCV deferred revenue), net of acquisitions, between the start and end of the period to software and support revenue (TCV revenue), recognized in the same period. Software and support revenue and billings (TCV revenue and billings) include software and support, entitlements and other services revenue and billings.
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
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2018	2019

	(in thousands, except percentages)
Total revenue	$313,283	$314,768
Change in deferred revenue, net of acquisitions (1)	70,273	65,230
Total billings (non-GAAP)	$383,556	$379,998

Gross profit	$239,177	$242,567
Stock-based compensation	3,855	5,863
Amortization of intangible assets	3,168	3,694
Adjusted gross profit (non-GAAP)	$246,200	$252,124

Gross margin	76.3%	77.1%
Stock-based compensation	1.2%	1.8%
Amortization of intangible assets	1.1%	1.2%
Adjusted gross margin (non-GAAP)	78.6%	80.1%

Operating expenses	$334,367	$462,904
Stock-based compensation	(62,070)	(75,563)
Amortization of intangible assets	(550)	(651)
Change in fair value of contingent consideration	799	—
Acquisition-related costs	(481)	—
Other	—	(353)
Operating expenses (non-GAAP)	$272,065	$386,337

Net cash provided by (used in) operating activities	$49,824	$(26,163)
Purchases of property and equipment	(29,832)	(18,203)
Free cash flow (non-GAAP)	$19,992	$(44,366)

(1)	Amount for the three months ended October 31, 2018 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings (TCV billings) to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Subscription revenue	$126,976	$217,896
Change in subscription deferred revenue, net of acquisitions (2)	67,788	57,642
Subscription billings	$194,764	$275,538

Professional services revenue	$7,190	$9,577
Change in professional services deferred revenue	2,485	7,588
Professional services billings	$9,675	$17,165

Software revenue	$191,799	$182,720
Hardware revenue	32,547	9,724
Product revenue	224,346	192,444
Support, entitlements and other services revenue	88,937	122,324
Total revenue	$313,283	$314,768

Software and support revenue (TCV revenue) (1)	$280,736	$305,044
Change in software and support deferred revenue (TCV deferred revenue), net of acquisitions (2)	70,273	65,230
Software and support billings (TCV billings) (1)	$351,009	$370,274

(1)	Software and support revenue and billings (TCV revenue and billings) include software and support, entitlements and other services revenue and billings.

(2)	Amount for the three months ended October 31, 2018 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.
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
Investment in Growth
We plan to continue to invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as additional demand generation spending to increase our pipeline growth. We have significantly increased our sales and marketing personnel, which grew by approximately 42% from October 31, 2018 to October 31, 2019. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2019, we considered approximately 52% of our global sales team members to be fully ramped, while the remaining approximately 48% of our global sales team members are in the process of ramping up. As we continue to focus some of our new and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing these realignments. We intend to continue to grow our global sales and marketing team and continue to invest in sales and marketing initiatives to acquire new end customers and to increase sales to existing end customers.

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
Revenue for our solutions, whether or not sold as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2019, approximately 66% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.0x greater, or 4.5x greater excluding the value of hardware purchases, on average, than their initial order. This number increases to approximately 11.1x, or 12.5x excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2019. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During the three months ended October 31, 2018 and 2019, we recognized $7.1 million and $7.6 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.
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

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Revenue:
Product	$224,346	$192,444
Support, entitlements and other services	88,937	122,324
Total revenue	313,283	314,768
Cost of revenue:
Product (1)(2)	39,261	21,233
Support, entitlements and other services (1)	34,845	50,968
Total cost of revenue	74,106	72,201
Gross profit	239,177	242,567
Operating expenses:
Sales and marketing (1)(2)	196,497	291,838
Research and development (1)	110,531	138,206
General and administrative (1)	27,339	32,860
Total operating expenses	334,367	462,904
Loss from operations	(95,190)	(220,337)
Other expense, net	(2,703)	(5,040)
Loss before (benefit from) provision for income taxes	(97,893)	(225,377)
(Benefit from) provision for income taxes	(3,628)	3,923
Net loss	$(94,265)	$(229,300)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$698	$1,112
Support, entitlements and other services cost of revenue	3,157	4,751
Sales and marketing	22,606	27,775
Research and development	31,009	37,563
General and administrative	8,455	10,225
Total stock-based compensation expense	$65,925	$81,426

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,168	$3,694
Sales and marketing	550	651
Total amortization of intangible assets	$3,718	$4,345

	Three Months Ended October 31,
	2018	2019

	(as a percentage of total revenue)
Revenue:
Product	71.6%	61.1%
Support, entitlements and other services	28.4%	38.9%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	12.6%	6.7%
Support, entitlements and other services	11.1%	16.2%
Total cost of revenue	23.7%	22.9%
Gross profit	76.3%	77.1%
Operating expenses:
Sales and marketing	62.7%	92.7%
Research and development	35.3%	43.9%
General and administrative	8.7%	10.4%
Total operating expenses	106.7%	147.0%
Loss from operations	(30.4)%	(69.9)%
Other expense, net	(0.9)%	(1.6)%
Loss before (benefit from) provision for income taxes	(31.3)%	(71.5)%
(Benefit from) provision for income taxes	(1.2)%	1.2%
Net loss	(30.1)%	(72.7)%

Comparison of the Three Months Ended October 31, 2018 and 2019
Revenue

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
Product	$224,346	$192,444	$(31,902)	(14)%
Support, entitlements and other services	88,937	122,324	33,387	38%
Total revenue	$313,283	$314,768	$1,485	—%

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
U.S.	$181,006	$184,767	$3,761	2%
Asia Pacific	67,238	60,321	(6,917)	(10)%
Europe, the Middle East and Africa	54,776	56,713	1,937	4%
Other Americas	10,263	12,967	2,704	26%
Total revenue	$313,283	$314,768	$1,485	—%
The decrease in product revenue for the three months ended October 31, 2019 was due primarily to the decrease in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of less than four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. For the three months ended October 31, 2018 and 2019, the total average contract term was approximately 4.2 years and 3.9 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts executed during the quarter, using an assumed term of five years for life-of-device licenses.
Support, entitlements and other services revenue increased for the three months ended October 31, 2019, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
Cost of product revenue	$39,261	$21,233	$(18,028)	(46)%
Product gross margin	82.5%	89.0%
Cost of support, entitlements and other services revenue	$34,845	$50,968	$16,123	46%
Support, entitlements and other services gross margin	60.8%	58.3%
Total gross margin	76.3%	77.1%
Cost of product revenue
Cost of product revenue decreased for the three months ended October 31, 2019, as compared to the prior year period, due primarily to the decreases in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs.
Product gross margin increased by 6.5 percentage points for the three months ended October 31, 2019 as compared to the prior year period. The gross margin increase was due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.

Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2019, as compared to the prior year period, due primarily to higher personnel costs, including stock-based compensation expense, relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 33% increase in our customer support, entitlements and other services headcount from October 31, 2018 to October 31, 2019.
Support, entitlements and other services gross margin decreased by 2.5 percentage points for the three months ended October 31, 2019, as compared to the prior year period, due primarily to personnel-related costs growing at a higher rate than support, entitlements and other services revenue.
Operating Expenses
Sales and marketing

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
Sales and marketing	$196,497	$291,838	$95,341	49%
Percent of total revenue	62.7%	92.7%
Sales and marketing expense increased for the three months ended October 31, 2019, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, as our sales and marketing headcount increased by 42% from October 31, 2018 to October 31, 2019. Additionally, as part of our efforts to penetrate and expand in global markets, we continue to increase our sales and marketing activities related to lead generation, brand awareness, promotions, trade shows and partner programs.
Research and development

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
Research and development	$110,531	$138,206	$27,675	25%
Percent of total revenue	35.3%	43.9%
R&D expense increased for the three months ended October 31, 2019, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, as R&D headcount increased by 18% from October 31, 2018 to October 31, 2019 in an effort to continue the expansion of our product development activities, including new products.
General and administrative

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
General and administrative	$27,339	$32,860	$5,521	20%
Percent of total revenue	8.7%	10.4%
G&A expense increased for the three months ended October 31, 2019, as compared to the prior year period. The increase was due primarily to higher personnel-related costs, including stock-based compensation expense, as G&A headcount increased by 19% from October 31, 2018 to October 31, 2019 in order to support our growing business.

Other Expense, Net

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
Other expense, net	$(2,703)	$(5,040)	$(2,337)	86%
Other expense, net for the three months ended October 31, 2018 and 2019 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments. Other expense, net for the three months ended October 31, 2019 was also impacted by higher foreign currency losses, primarily related to intercompany balances denominated in foreign currencies.
(Benefit from) Provision for Income Taxes

	Three Months Ended October 31,		Change
	2018	2019	$	%

	(in thousands, except percentages)
(Benefit from) provision for income taxes	$(3,628)	$3,923	$7,551	(208)%
The income tax provision for the three months ended October 31, 2019, as compared to the income tax benefit for the three months ended October 31, 2018, was due primarily to a U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination, as well as an increase in foreign taxes, as we continued our global expansion.
Liquidity and Capital Resources
As of October 31, 2019, we had $233.8 million of cash and cash equivalents, $3.1 million of restricted cash and $655.6 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2018	2019

	(in thousands)
Net cash provided by (used in) operating activities	$49,824	$(26,163)
Net cash provided by (used in) investing activities	15,149	(160,366)
Net cash provided by financing activities	28,824	23,973
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,797	$(162,556)

Cash Flows from Operating Activities
Net cash used in operating activities was $26.2 million for the three months ended October 31, 2019, compared to cash provided by operating activities of $49.8 million for the three months ended October 31, 2018. The decrease in cash provided by operating activities for the three months ended October 31, 2019 was due primarily to our higher net loss from operations.
Cash Flows from Investing Activities
Net cash provided by investing activities of $15.1 million for the three months ended October 31, 2018 included $143.4 million of maturities of short-term investments, partially offset by $79.8 million of short-term investment purchases, $29.8 million of purchases of property and equipment and $18.7 million payment for an acquisition, net of cash and restricted cash acquired.
Net cash used in investing activities of $160.4 million for the three months ended October 31, 2019 included $321.5 million of short-term investment purchases and $18.2 million of purchases of property and equipment, partially offset by $171.4 million of maturities of short-term investments and $7.9 million of sales of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $28.8 million for the three months ended October 31, 2018 primarily consisted of $29.9 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million payment of debt in conjunction with an acquisition.
Net cash provided by financing activities of $24.0 million for the three months ended October 31, 2019 consisted of net proceeds from the sale of shares through employee equity incentive plans.
Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2019:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$—	$575,000	$—
Operating leases (undiscounted basis) (2)	201,431	42,297	87,425	65,063	6,646
Other commitments (3)	78,588	74,301	3,413	874	—
Guarantees with contract manufacturers and OEMs	152,675	94,800	57,875	—	—
Total	$1,007,694	$211,398	$148,713	$640,937	$6,646

(1)	For additional information regarding our convertible senior notes, refer to Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	For additional information regarding our operating leases, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Purchase obligations and other commitments pertaining to our daily business operations.
From time to time, in the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.
As of October 31, 2019, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

Off-Balance Sheet Arrangements
As of October 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the changes as a result of our adoption of ASC 842.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $9.1 million and $9.7 million for the three months ended October 31, 2018 and 2019, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 842, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our lease agreements and properly assessed the impact of the new lease standard on our financial statements to facilitate its adoption effective August 1, 2019. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 842.

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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $297.2 million, $621.2 million and $229.3 million for fiscal 2018, fiscal 2019 and the three months ended October 31, 2019, respectively. As of October 31, 2019, we had an accumulated deficit of $1.9 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
Our historical financial performance, including revenue growth, may not be indicative of our future performance.
Our historical financial performance, including revenue growth, may not be indicative of our future performance. For example, while we have historically experienced significant revenue growth, our total revenue growth slowed in recent periods, due in large part to our transitions from hardware to software-only sales, and from life-of-device to a subscription license model. As a result, you should not consider such historical revenue growth as indicative of our future performance and we may not achieve similar or any revenue growth in future periods. Similarly, while we saw improvements in our pipeline generation in recent periods as a result of our additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people, those improvements may not continue, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
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
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the foreseeable future as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. As we continue to rapidly grow our business, we must effectively train, integrate, develop and motivate a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in recent quarters, those improvements may not continue, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
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
We believe this transition has certain advantages, however, it also presents a number of risks to us including, but are not limited to, the following:

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
If we do not effectively expand, train, motivate and retain our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we complete our transition to focus on software-only transactions and continue our transition to a subscription-based business model, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity. We also anticipate needing to adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for renewal transactions.
If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are unable to successfully re-train our more seasoned sales employees as we focus on software-only and subscription-based sales or adjust our go-to-market cost structure, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.

If we do not effectively compose, structure and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected.
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals, and have continued to further refine this segmentation as our business changes. This process has involved hiring new, and promoting existing members of our sales team into, roles that focus on large sales to major enterprise accounts. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to successfully implement, further impacting productivity. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted. In response to that potential impact, in fiscal 2019 we started to further segment our sales force to separate commercial sales teams, particularly in the United States, from our enterprise sales teams, with the goal of building a focused U.S. commercial sales team to serve as a counterbalance to our enterprise sales teams. This process, which we anticipate will continue for the foreseeable future, will involve hiring new, and training existing, sales teams to focus exclusively on commercial transactions, which are typically smaller and more frequent than enterprise transactions. Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business model. As we continue with this transition to a subscription-based business model, we anticipate needing to adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for renewal transactions. These segmentation projects and business model transitions may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.
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
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 22% and 12%, respectively, of our total revenue for the three months ended October 31, 2018 and 2019 and 27% and 12%, respectively, for the three months ended October 31, 2019. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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
Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of October 31, 2019, we had approximately $152.7 million in the form of guarantees to our contract manufacturers related to certain components.
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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:

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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as the U.S. federal government shutdown which began in December 2018, and recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include, but are not limited to:

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
A number of companies, both within and outside of the enterprise computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. Based upon our review of these claims, we believe we have meritorious defenses to the allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solutions infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our solutions in the affected territories and we could incur other costs.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 45%, 42% and 41% of our total revenue from our international customers based on bill-to-location for fiscal 2018 and fiscal 2019 and the three months ended October 31, 2018 and 2019, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of October 31, 2019, approximately 50% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

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
Our business, operations and performance depend in part on worldwide economic conditions and the impact these conditions have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s potential separation from the European Union, commonly known as "Brexit," actual or potential government shutdowns and other disruptions to global and regional economies and markets.
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
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable. The U.S. Supreme Court’s recent decision in South Dakota v. Wayfair, Inc. increases states’ ability to assert taxing jurisdiction on out-of-state retailers could result in additional jurisdictions asserting that sales and use or other taxes apply to our products and services. The assertion that such taxes are applicable by a jurisdiction in which we do not collect such taxes could result in tax assessments, penalties and interest, to us or our end customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.

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
The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management and involves dealing with uncertainties in the application of complex global tax regulations. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and interruptions by man-made problems, such as security breaches, computer viruses or terrorism.
Significant natural disasters, such as earthquakes, fires, floods, or other man-made problems, such as significant power outages, security breaches, acts of terrorism or war, civil unrests, or geopolitical turmoil, could have an adverse impact on our business and operating results. Despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters and man-made problems could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of October 31, 2019, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a significant majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws	S-1/A	333-208711	3.4	5/27/2016
10.1†	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.					X
10.2	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.					X
10.3†	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.					X
10.4†	Amendment Four to the Manufacturing Services Agreement, entered into as of September 4, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited.					X
10.5
Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.
X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: December 5, 2019	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)