Form 10-Q
period 2020-01-31
Nutanix, Inc.
filed 2020-03-05
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 29, 2020, the registrant had 179,574,838 shares of Class A common stock, $0.000025 par value per share, and 15,078,664 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

•
the impact of events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, including the ongoing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was recently named by the World Health Organization as COVID-19, and other similar events;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2019	January 31, 2020

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$396,678	$211,693
Short-term investments	512,156	607,307
Accounts receivable, net	245,475	247,323
Deferred commissions—current	46,238	59,603
Prepaid expenses and other current assets	74,665	65,708
Total current assets	1,275,212	1,191,634
Property and equipment, net	136,962	143,430
Operating lease right-of-use assets(1)	—	135,680
Deferred commissions—non-current	107,474	129,531
Intangible assets, net	66,773	58,083
Goodwill	185,180	185,260
Other assets—non-current	14,441	19,698
Total assets	$1,786,042	$1,863,316

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$74,047	$76,542
Accrued compensation and benefits	99,804	119,889
Accrued expenses and other current liabilities(1)	28,797	23,874
Deferred revenue—current	396,667	472,680
Operating lease liabilities—current(1)	—	31,668
Total current liabilities	599,315	724,653
Deferred revenue—non-current	513,377	583,904
Operating lease liabilities—non-current(1)	—	129,420
Convertible senior notes, net	458,910	474,308
Other liabilities—non-current(1)	27,547	17,133
Total liabilities	1,599,149	1,929,418
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2019 and January 31, 2020; no shares issued and outstanding as of July 31, 2019 and January 31, 2020	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2019 and January 31, 2020; 188,595 (168,155 Class A and 20,440 Class B) and 194,654 (179,562 Class A and 15,092 Class B) shares issued and outstanding as of July 31, 2019 and January 31, 2020	5	5
Additional paid-in capital	1,835,528	2,028,928
Accumulated other comprehensive income	669	1,138
Accumulated deficit	(1,649,309)	(2,096,173)
Total stockholders’ equity (deficit)	186,893	(66,102)
Total liabilities and stockholders’ equity (deficit)	$1,786,042	$1,863,316

(1)
During the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") No. 2016-02 using the modified retrospective method and elected the transition option that allowed us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. For additional details, refer to Note 1.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands, except per share data)
Revenue:
Product	$236,932	$213,547	$461,278	$405,991
Support, entitlements and other services	98,428	133,220	187,365	255,544
Total revenue	335,360	346,767	648,643	661,535
Cost of revenue:
Product	45,966	20,676	85,227	41,909
Support, entitlements and other services	40,016	54,547	74,861	105,515
Total cost of revenue	85,982	75,223	160,088	147,424
Gross profit	249,378	271,544	488,555	514,111
Operating expenses:
Sales and marketing	213,707	304,936	410,204	596,774
Research and development	123,037	139,088	233,568	277,294
General and administrative	28,788	34,579	56,127	67,439
Total operating expenses	365,532	478,603	699,899	941,507
Loss from operations	(116,154)	(207,059)	(211,344)	(427,396)
Other expense, net	(4,399)	(5,863)	(7,102)	(10,903)
Loss before provision for (benefit from) income taxes	(120,553)	(212,922)	(218,446)	(438,299)
Provision for (benefit from) income taxes	2,210	4,642	(1,418)	8,565
Net loss	$(122,763)	$(217,564)	$(217,028)	$(446,864)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.68)	$(1.13)	$(1.22)	$(2.34)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	179,445	192,727	177,428	191,199

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Net loss	$(122,763)	$(217,564)	$(217,028)	$(446,864)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,019	(96)	853	469
Comprehensive loss	$(121,744)	$(217,660)	$(216,175)	$(446,395)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Six Months Ended January 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance - July 31, 2018	172,858	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,128	—	26,318	—	—	26,318
Issuance of common stock in connection with an acquisition	2,451	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Vesting of early exercised stock options	—	—	70	—	—	70
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066	4	1,554,878	(1,168)	(1,122,395)	431,319
Issuance of common stock through employee equity incentive plans	2,968	—	3,341	—	—	3,341
Stock-based compensation	—	—	72,565	—	—	72,565
Vesting of early exercised stock options	—	—	50	—	—	50
Other comprehensive income	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	(122,763)	(122,763)
Balance - January 31, 2019	182,034	$4	$1,630,834	$(149)	$(1,245,158)	$385,531

	Six Months Ended January 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959		21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	5	1,940,899	1,234	(1,878,609)	63,529
Issuance of common stock through employee equity incentive plans	2,480	—	2,414	—	—	2,414
Stock-based compensation	—	—	85,615	—	—	85,615
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(217,564)	(217,564)
Balance - January 31, 2020	194,654	$5	$2,028,928	$1,138	$(2,096,173)	$(66,102)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2019	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(217,028)	$(446,864)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	35,005	45,540
Stock-based compensation	138,490	167,041
Change in fair value of contingent consideration	(795)	—
Amortization of debt discount and issuance costs	14,415	15,398
Operating lease cost, net of accretion	—	14,539
Impairment of lease-related assets	—	3,002
Other	(1,121)	(236)
Changes in operating assets and liabilities:
Accounts receivable, net	13,579	(1,848)
Deferred commissions	(15,655)	(35,422)
Prepaid expenses and other assets	(16,495)	9,064
Accounts payable	7,554	(3,428)
Accrued compensation and benefits	1,062	20,085
Accrued expenses and other liabilities	(19,029)	974
Operating leases, net	—	(13,039)
Deferred revenue	148,332	146,540
Net cash provided by (used in) operating activities	88,314	(78,654)
Cash flows from investing activities:
Maturities of investments	297,596	299,380
Purchases of investments	(167,066)	(416,636)
Sales of investments	—	24,147
Purchases of property and equipment	(72,383)	(39,451)
Payments for business combinations, net of cash and restricted cash acquired	(18,662)	—
Net cash provided by (used in) investing activities	39,485	(132,560)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	33,364	26,486
Payment of debt in conjunction with business combinations	(991)	—
Payment of issuance costs related to convertible senior notes	(75)	—
Net cash provided by financing activities	32,298	26,486
Net increase (decrease) in cash, cash equivalents and restricted cash	$160,097	$(184,728)
Cash, cash equivalents and restricted cash—beginning of period	307,098	399,520
Cash, cash equivalents and restricted cash—end of period	$467,195	$214,792
Restricted cash (1)	1,185	3,099
Cash and cash equivalents—end of period	$466,010	$211,693
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,023	$11,195
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with business combinations	$102,978	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$9,026	$13,997
Vesting of early exercised stock options	$120	$—

(1)	Included within other assets—non-current in the condensed consolidated balance sheets.

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
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, filed with the Securities and Exchange Commission ("SEC") on September 24, 2019. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The condensed consolidated balance sheet as of July 31, 2019 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, which was filed with the SEC on September 24, 2019.
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
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2019 and 2020, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,
Partners	2019	2020	2019	2020	July 31, 2019	January 31, 2020
Partner A	23%	32%	22%	30%	27%	28%
Partner B	(1)	(1)	(1)	(1)	(1)	16%
Partner C	12%	14%	12%	13%	18%	14%
Partner D	(1)	(1)	10%	(1)	(1)	(1)
Partner E	11%	(1)	11%	(1)	(1)	(1)

(1)	Less than 10%
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
We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our condensed consolidated balance sheet as of January 31, 2020. We did not have any material financing leases in the periods presented.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. The new standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the new standard effective November 1, 2019 and the adoption had no impact in our condensed consolidated financial statements.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Subscription	$157,356	$266,544	$284,332	$484,440
Non-portable software	131,621	59,131	278,191	136,702
Hardware	37,919	8,542	70,466	18,266
Professional services	8,464	12,550	15,654	22,127
Total revenue	$335,360	$346,767	$648,643	$661,535

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $91.8 million and $174.8 million of our subscription revenue for the three and six months ended January 31, 2019 and approximately $123.8 million and $238.7 million of our subscription revenue for the three and six months ended January 31, 2020, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $65.6 million and $109.5 million of our subscription revenue for the three and six months ended January 31, 2019 and approximately $142.7 million and $245.7 million of our subscription revenue for the three and six months ended January 31, 2020, respectively.

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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Payment terms on invoiced amounts are typically 30 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2019 and January 31, 2020 is presented in the accompanying condensed consolidated balance sheets.
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
Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions

	(in thousands)
Balance as of July 31, 2019	$910,044	$153,712
Additions	187,554	57,846
Revenue/commissions recognized	(122,324)	(39,533)
Balance as of October 31, 2019	975,274	172,025
Additions	214,530	62,790
Revenue/commissions recognized	(133,220)	(45,681)
Balance as of January 31, 2020	$1,056,584	$189,134
During the three and six months ended January 31, 2019, we recognized revenue of approximately $85.7 million and $151.6 million pertaining to amounts deferred as of October 31, 2018 and July 31, 2018, respectively. During the three and six months ended January 31, 2020, we recognized revenue of approximately $119.3 million and $207.5 million pertaining to amounts deferred as of October 31, 2019 and July 31, 2019, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,077.9 million as of January 31, 2020, of which we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENTS
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2019
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$33,156	$—	$—	$33,156
Commercial paper	—	103,029	—	103,029
U.S. government securities	—	119,933	—	119,933
Corporate bonds	—	9,996	—	9,996
Short-term investments:
Corporate bonds	—	354,549	—	354,549
Commercial paper	—	92,851	—	92,851
U.S. government securities	—	64,756	—	64,756
Total measured at fair value	$33,156	$745,114	$—	$778,270
Cash				130,564
Total cash, cash equivalents and short-term investments				$908,834

	As of January 31, 2020
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$29,792	$—	$—	$29,792
Commercial paper	—	3,498	—	3,498
U.S. government securities	—	3,670	—	3,670
Corporate bonds	—	2,050	—	2,050
Short-term investments:
Corporate bonds	—	395,673	—	395,673
Commercial paper	—	115,762	—	115,762
U.S. government securities	—	95,872	—	95,872
Total measured at fair value	$29,792	$616,525	$—	$646,317
Cash				172,683
Total cash, cash equivalents and short-term investments				$819,000

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	As of July 31, 2019		As of January 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
Convertible senior notes, net	$458,910	$527,275	$474,308	$580,463

The carrying value of the Notes as of January 31, 2020 was net of the unamortized debt discount of $95.4 million and unamortized debt issuance costs of $5.3 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
NOTE 4. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2019 and January 31, 2020, unrealized gains and losses from our short-term investments were not material. As of July 31, 2019 and January 31, 2020, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. As a result, at July 31, 2019 and January 31, 2020, there were no other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2020
(in thousands)
Due within one year	$441,622
Due in one to two years	165,685
Total	$607,307

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2019	January 31, 2020

	(in thousands)
Prepaid operating expenses	$37,864	$37,541
Tenant improvement allowances	—	7,930
VAT receivables	5,068	6,516
Prepaid income taxes	19,690	1,548
Other current assets	12,043	12,173
Total prepaid expenses and other current assets	$74,665	$65,708

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The decrease in prepaid expenses and other current assets from July 31, 2019 to January 31, 2020 was due primarily to the receipt of an $18.0 million corporate income tax refund in the first quarter of fiscal 2020, partially offset by the addition of $7.9 million of tenant improvement allowances, which are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of January 31, 2020 as a result of our adoption of ASC 842 during the first quarter of fiscal 2020.
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2019	January 31, 2020

	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$200,762	$226,897
Demonstration units	12	59,981	64,190
Leasehold improvements	(1)	46,520	54,570
Furniture and fixtures	60	12,868	14,147
Total property and equipment, gross		320,131	359,804
Less: accumulated depreciation (2)		(183,169)	(216,374)
Total property and equipment, net		$136,962	$143,430

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

(2)
Includes a $1.2 million write-off related to the impairment of certain leasehold improvements for the fiscal quarter ended January 31, 2020. For additional information on this lease-related impairment, refer to Note 6.

Depreciation expense related to our property and equipment was $14.5 million and $26.9 million for the three and six months ended January 31, 2019 and $18.7 million and $36.9 million for the three and six months ended January 31, 2020, respectively.
Goodwill and Intangible Assets, Net

The change in the carrying value of goodwill during the six months ended January 31, 2020 was not material.
Intangible assets, net consists of the following:

	As of
	July 31, 2019	January 31, 2020

	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(21,210)	(28,598)
Accumulated amortization of customer relationships	(3,392)	(4,172)
Accumulated amortization of trade name	(955)	(1,477)
Total accumulated amortization	(25,557)	(34,247)
Total intangible assets, net	$66,773	$58,083

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining six months)	$8,690
2021	17,380
2022	16,183
2023	10,856
2024	3,210
Thereafter	1,764
Total	$58,083

Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2019	January 31, 2020

	(in thousands)
Accrued commissions	$31,703	$32,841
Contributions to ESPP withheld	20,778	29,643
Accrued vacation	15,475	19,036
Payroll taxes payable	8,504	11,660
Accrued bonus	11,413	10,612
Other	11,931	16,097
Total accrued compensation and benefits	$99,804	$119,889

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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Based on the closing price of our Class A common stock of $32.47 on January 31, 2020, the if-converted value of the Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended January 31, 2020. As such, the Notes are not convertible for the fiscal quarter commencing after January 31, 2020.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Notes consisted of the following:

	As of
	July 31, 2019	January 31, 2020

	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(109,956)	(95,372)
Unamortized debt issuance costs (1)	(6,134)	(5,320)
Net carrying amount	$458,910	$474,308
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of January 31, 2020, the remaining life of the Notes was approximately 35 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Interest expense related to amortization of debt discount	$6,883	$7,352	$13,653	$14,584
Interest expense related to amortization of debt issuance costs	384	411	762	814
Total interest expense	$7,267	$7,763	$14,415	$15,398

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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2019 and January 31, 2020. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
NOTE 6. LEASES
We have operating leases for offices, research and development facilities and datacenters. Our leases have remaining lease terms of one year to approximately nine years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.
Total operating lease cost was $10.2 million and $18.9 million for the three and six months ended January 31, 2020, respectively, excluding short-term leases and variable lease costs, which are not material. Variable lease costs primarily include common area maintenance charges. Total lease expense recognized prior to our adoption of ASC 842 was $8.4 million and $15.7 million for the three and six months ended January 31, 2019, respectively.
During the second quarter of fiscal 2020, we ceased using certain office spaces in Bangalore, India. As the carrying value of the related right-of-use assets exceeded fair value, we recorded a $3.0 million impairment in our condensed consolidated statements of operations for the three and six months ended January 31, 2020. Of the $3.0 million impairment, approximately $1.8 million relates to the impairment of the operating lease right-of-use assets and approximately $1.2 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

As of January 31, 2020
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$151,975
Impairment	(1,756)
Accumulated amortization	(14,539)
Operating lease right-of-use assets, net	$135,680

Operating lease liabilities—current	$31,668
Operating lease liabilities—non-current	129,420
Total operating lease liabilities	$161,088

Weighted average remaining lease term (in years):	4.3
Weighted average discount rate:	5.4%

Supplemental cash flow and other information related to leases is as follows:

Six Months Ended January 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,436

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$36,389

The undiscounted cash flows for our operating lease liabilities as of January 31, 2020 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining six months)	$17,998
2021	43,636
2022	42,655
2023	40,854
2024	29,849
Thereafter	8,473
Total lease payments	183,465
Less: imputed interest	(22,377)
Total lease obligation	161,088
Less: current lease obligations	31,668
Long-term lease obligations	$129,420

As of January 31, 2020, we have additional operating lease commitments of approximately $4.9 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2020, fiscal 2021 and fiscal 2022, with lease terms of two to five years.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, the following table summarizes the future minimum payments due under our operating leases as of July 31, 2019, reported under ASC 840:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020	$39,540
2021	41,909
2022	41,332
2023	40,695
2024	30,240
Thereafter	3,511
Total	$197,227

NOTE 7. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2020, we had up to approximately $95.7 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $134.9 million in the form of guarantees to certain of our contract manufacturers and OEMs.
Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff who, per the court-approved schedule, filed a consolidated amended complaint on September 9, 2019. The action is brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The consolidated amended complaint seeks monetary damages in an unspecified amount. The defendants filed a motion to dismiss the amended complaint and the court held a hearing on the motion on February 12, 2020. We are awaiting a decision from the court regarding the motion. This case is in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally allege claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally allege insider trading and violation of California Corporations Code Section 25402 and the Santa Clara County Superior Court complaints further include additional claims for "abuse of control" and "gross mismanagement." In January 2020, the court consolidated the federal derivative actions into a single action, and set a schedule for plaintiffs to file a consolidated complaint, which is currently due on March 6, 2020. In August 2019, the court consolidated the Santa Clara derivative actions into a single action, and in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On September 17, 2019, the San Mateo court granted the plaintiff’s request for voluntary dismissal without prejudice. The defendants have not responded to any of the derivative actions to date. These cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to these complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2020, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of January 31, 2020, we had 179.6 million shares of Class A common stock issued and outstanding and 15.1 million shares of Class B common stock issued and outstanding.
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
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million shares pursuant to these provisions. As of January 31, 2020, we had reserved a total of 47.8 million shares for the issuance of equity awards under the Stock Plans, of which 14.3 million shares were still available for grant.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

In December 2019, the Compensation Committee of our Board of Directors approved the grant of 200,000 additional MSUs to our Chief Executive Officer, with a weighted average grant date fair value per unit of $20.80. The MSUs will vest based upon the achievement of an average stock price of $65 over a performance period of approximately 4.5 years (the "Second Performance Period"), subject to his continuous service on each vesting date. The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the Nasdaq Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the "Second Average Stock Price"). The Second Average Stock Price is measured once per quarter during the Second Performance Period, and:

•
If the Second Average Stock Price on any given quarterly measurement date does not equal or exceed $65, then none of the MSUs will vest that quarter, and any unvested MSUs will carry over to the next quarter (the "Carryover MSUs");

•	If the Second Average Stock Price on any given quarterly measurement date equals or exceeds $65, then 1/18th of the MSUs plus the applicable Carryover MSUs, if any, would vest; and/or

•	If the Second Average Stock Price never equals or exceeds $65 during the Second Performance Period, the MSUs would terminate at the end of the Second Performance Period.
We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period or Second Performance Period, as applicable. As of January 31, 2020, 300,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2019	22,136	$36.72
Granted	10,511	$29.47
Released	(4,236)	$33.72
Forfeited	(2,787)	$34.34
Outstanding at January 31, 2020	25,624	$34.61

Stock Options
We did not grant any stock options during the six months ended January 31, 2020. A total of 0.9 million stock options were exercised during the six months ended January 31, 2020, with an average exercise price per share of $5.74. As of January 31, 2020, 7.9 million stock options, with a weighted average exercise price of $5.14 per share, a weighted average remaining contractual life of 4.2 years and an aggregate intrinsic value of $215.3 million, remained outstanding.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Employee Stock Purchase Plan
In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 ("Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. On December 13, 2019, during our 2019 Annual Meeting of Stockholders, our stockholders approved certain amendments to the Original 2016 ESPP. Under the amended and restated Original 2016 ESPP ("2016 ESPP"), the maximum number of shares of Class A common stock available for sale is 11.5 million shares, representing an increase of 9.2 million shares.
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
During the six months ended January 31, 2020, 1.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $21.3 million. As of January 31, 2020, 11.5 million shares, which includes the 9.2 million additional shares approved by our stockholders, were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2019	2020
Expected term (in years)	0.79	0.92
Risk-free interest rate	2.5%	1.9%
Volatility	49.5%	68.7%
Dividend yield	—%	—%

Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Cost of revenue:
Product	$872	$1,458	$1,570	$2,570
Support, entitlements and other services	3,373	5,140	6,530	9,891
Sales and marketing	23,462	31,185	46,068	58,960
Research and development	34,679	36,459	65,688	74,022
General and administrative	10,179	11,373	18,634	21,598
Total stock-based compensation expense	$72,565	$85,615	$138,490	$167,041

As of January 31, 2020, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $843.4 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10. INCOME TAXES
The income tax provision of $2.2 million for the three months ended January 31, 2019 primarily consisted of foreign taxes on our international operations and U.S. state income taxes, partially offset by a tax benefit related to the change in tax law. The income tax benefit of $1.4 million for the six months ended January 31, 2019 primarily consisted of a $5.9 million valuation allowance release in connection with an acquisition and a tax benefit related to the change in tax law, partially offset by foreign taxes on our international operations and U.S. state income taxes. The net deferred tax liability recorded in connection with this acquisition provided an additional source of taxable income to support the realizability of the pre-existing deferred tax assets and as a result, we released a portion of our U.S. valuation allowance.
The income tax provisions of $4.6 million and $8.6 million for the three and six months ended January 31, 2020, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands, except per share data)
Numerator:
Net loss	$(122,763)	$(217,564)	$(217,028)	$(446,864)
Denominator:
Weighted average shares—basic and diluted	179,445	192,727	177,428	191,199
Net loss per share attributable to common stockholders—basic and diluted	$(0.68)	$(1.13)	$(1.22)	$(2.34)

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three and Six Months Ended January 31,
	2019	2020

	(in thousands)
Outstanding stock options and RSUs	31,898	33,500
Employee stock purchase plan	1,527	2,793
Contingently issuable shares pursuant to business combinations	920	611
Common stock subject to repurchase	15	—
Common stock warrants	34	34
Total	34,394	36,938

NOTE 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
U.S.	$180,654	$182,372	$361,660	$367,139
Asia Pacific	71,772	70,804	139,010	131,125
Europe, the Middle East and Africa	69,630	75,681	124,406	132,394
Other Americas	13,304	17,910	23,567	30,877
Total revenue	$335,360	$346,767	$648,643	$661,535

As of July 31, 2019 and January 31, 2020, $161.9 million and $149.6 million, respectively, of our long-lived assets, net were located in the United States.

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
We had a broad and diverse base of approximately 15,880 end customers as of January 31, 2020, including approximately 880 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 12,410 as of January 31, 2019 to approximately 15,880 as of January 31, 2020.
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

We continue to invest heavily in the growth of our business, including the development of our solutions, build-out of our global sales force, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 4,700 as of January 31, 2019 to approximately 6,100 as of January 31, 2020. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We intend to, in the long term, continue investing in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features and build upon our technology leadership, as well as continue to expand our global sales and marketing teams. However, as disclosed in February 2020 and discussed further in the "Factors Affecting Our Performance" section below, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our overall spending on such efforts may fluctuate from quarter to quarter in the near-term.
Our total revenue was $648.6 million and $661.5 million for the six months ended January 31, 2019 and 2020, respectively, an increase of 2.0%. Our software and support revenue, which we also refer to as total contract value ("TCV") revenue, was $578.2 million and $643.3 million for the six months ended January 31, 2019 and 2020, respectively, an increase of 11.3%. Our subscription revenue was $284.3 million and $484.4 million for the six months ended January 31, 2019 and 2020, respectively, an increase of 70.4%.
Our net loss was $217.0 million and $446.9 million for the six months ended January 31, 2019 and 2020, respectively. Net cash provided by operating activities was $88.3 million and net cash used in operating activities was $78.7 million for the six months ended January 31, 2019 and 2020, respectively. Free cash flow, which is calculated as net cash provided by (used in) operating activities less purchases of property and equipment, was an inflow of $15.9 million and use of $118.1 million for the six months ended January 31, 2019 and 2020, respectively. As of January 31, 2020, we had an accumulated deficit of $2.1 billion.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands, except percentages)
Total revenue	$335,360	$346,767	$648,643	$661,535
Year-over-year percentage increase	17.0%	3.4%	15.4%	2.0%
Subscription revenue	$157,356	$266,544	$284,332	$484,440
Software and support revenue (TCV revenue)	$297,441	$338,225	$578,177	$643,269
Total billings	$413,419	$428,077	$796,975	$808,075
Subscription billings	$233,616	$339,142	$428,380	$614,680
Software and support billings (TCV billings)	$375,500	$419,535	$726,509	$789,809
Gross profit	$249,378	$271,544	$488,555	$514,111
Adjusted gross profit	$257,478	$282,373	$503,678	$534,497
Gross margin	74.4%	78.3%	75.3%	77.7%
Adjusted gross margin	76.8%	81.4%	77.7%	80.8%
Total deferred revenue	$779,859	$1,056,584	$779,859	$1,056,584
Net cash provided by (used in) operating activities	$38,490	$(52,491)	$88,314	$(78,654)
Free cash flow	$(4,061)	$(73,739)	$15,931	$(118,105)
Non-GAAP operating expenses	$296,502	$396,316	$568,567	$782,653
Total end customers	12,410	15,880	12,410	15,880

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Disaggregation of revenue:
Subscription revenue	$157,356	$266,544	$284,332	$484,440
Non-portable software revenue	131,621	59,131	278,191	136,702
Hardware revenue	37,919	8,542	70,466	18,266
Professional services revenue	8,464	12,550	15,654	22,127
Total revenue	$335,360	$346,767	$648,643	$661,535

Disaggregation of billings:
Subscription billings	$233,616	$339,142	$428,380	$614,680
Non-portable software billings	131,621	59,131	278,191	136,702
Hardware billings	37,919	8,542	70,466	18,266
Professional services billings	10,263	21,262	19,938	38,427
Total billings	$413,419	$428,077	$796,975	$808,075
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $91.8 million and $174.8 million of our subscription revenue for the three and six months ended January 31, 2019 and approximately $123.8 million and $238.7 million of our subscription revenue for the three and six months ended January 31, 2020, respectively.

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $65.6 million and $109.5 million of our subscription revenue for the three and six months ended January 31, 2019 and approximately $142.7 million and $245.7 million of our subscription revenue for the three and six months ended January 31, 2020, respectively.

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
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands, except percentages)
Total revenue	$335,360	$346,767	$648,643	$661,535
Change in deferred revenue, net of acquisitions (1)	78,059	81,310	148,332	146,540
Total billings (non-GAAP)	$413,419	$428,077	$796,975	$808,075

Gross profit	$249,378	$271,544	$488,555	$514,111
Stock-based compensation	4,245	6,598	8,100	12,461
Amortization of intangible assets	3,692	3,694	6,860	7,388
Impairment of lease-related assets	—	537	—	537
Other	163	—	163	—
Adjusted gross profit (non-GAAP)	$257,478	$282,373	$503,678	$534,497

Gross margin	74.4%	78.3%	75.3%	77.7%
Stock-based compensation	1.3%	1.8%	1.3%	1.9%
Amortization of intangible assets	1.1%	1.1%	1.1%	1.1%
Impairment of lease-related assets	—%	0.2%	—%	0.1%
Other	—%	—%	—%	—%
Adjusted gross margin (non-GAAP)	76.8%	81.4%	77.7%	80.8%

Operating expenses	$365,532	$478,603	$699,899	$941,507
Stock-based compensation	(68,320)	(79,017)	(130,390)	(154,580)
Amortization of intangible assets	(666)	(651)	(1,216)	(1,302)
Impairment of lease-related assets	—	(2,465)	—	(2,465)
Other	(44)	(154)	274	(507)
Operating expenses (non-GAAP)	$296,502	$396,316	$568,567	$782,653

Net cash provided by (used in) operating activities	$38,490	$(52,491)	$88,314	$(78,654)
Purchases of property and equipment	(42,551)	(21,248)	(72,383)	(39,451)
Free cash flow (non-GAAP)	$(4,061)	$(73,739)	$15,931	$(118,105)

(1)	Amount for the six months ended January 31, 2019 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings (TCV billings) to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Subscription revenue	$157,356	$266,544	$284,332	$484,440
Change in subscription deferred revenue, net of acquisitions (2)	76,260	72,598	144,048	130,240
Subscription billings	$233,616	$339,142	$428,380	$614,680

Professional services revenue	$8,464	$12,550	$15,654	$22,127
Change in professional services deferred revenue	1,799	8,712	4,284	16,300
Professional services billings	$10,263	$21,262	$19,938	$38,427

Software revenue	$199,013	$205,005	$390,812	$387,725
Hardware revenue	37,919	8,542	70,466	18,266
Product revenue	236,932	213,547	461,278	405,991
Support, entitlements and other services revenue	98,428	133,220	187,365	255,544
Total revenue	$335,360	$346,767	$648,643	$661,535

Software and support revenue (TCV revenue) (1)	$297,441	$338,225	$578,177	$643,269
Change in software and support deferred revenue (TCV deferred revenue), net of acquisitions (2)	78,059	81,310	148,332	146,540
Software and support billings (TCV billings) (1)	$375,500	$419,535	$726,509	$789,809

(1)	Software and support revenue and billings (TCV revenue and billings) include software and support, entitlements and other services revenue and billings.

(2)	Amount for the six months ended January 31, 2019 excludes approximately $0.3 million of deferred revenue assumed in an acquisition.
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
Investment in Growth
We plan to, in the long term, continue to invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as additional demand generation spending to increase our pipeline growth. We have significantly increased our sales and marketing personnel, which grew by approximately 42% from January 31, 2019 to January 31, 2020. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2020, we considered approximately 51% of our global sales team members to be fully ramped, while the remaining approximately 49% of our global sales team members are in the process of ramping up. As we continue to focus some of our new and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. We are focused on actively managing these realignments. We intend to continue, in the long term, to grow our global sales and marketing team and continue to invest in sales and marketing initiatives to acquire new end customers and to increase sales to existing end customers. However, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles. We decided to implement this headcount pause (i) due to the uncertainty surrounding, and the potential impact of, the ongoing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was recently named by the World Health Organization as COVID-19, and (ii) to put ourselves in a better position to more efficiently integrate the approximately 1,400 employees we have added across all departments globally between January 31, 2019 to January 31, 2020. As a result, our overall spending on sales and marketing efforts may fluctuate from quarter to quarter in the near term.
We also intend, in the long term, to continue to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. However, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, the overall growth in our global research and development and engineering teams may fluctuate from quarter to quarter in the near-term.
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
Market Adoption of Our Products
The public cloud and more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform, including our newer products outside of our core hyperconverged infrastructure ("HCI") offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads and transition toward a subscription-based business model. The broad nature of the technology shift that our enterprise cloud platform represents, the relationships our end customers have with existing IT vendors and our transition toward a subscription-based consumption model sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model and as our sales and marketing efforts expand. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.
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

Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2020, approximately 67% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.0x greater, or 4.5x greater excluding the value of hardware purchases, on average, than their initial order. This number increases to approximately 11.2x, or 12.6x excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2020. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
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
Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to increase the size of our global sales and marketing organizations. As disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our sales and marketing expense may fluctuate in the near-term. Additionally, as we continue our transition to a subscription-based business model, we anticipate needing to adjust the compensation structure of our sales force, which may lead to fluctuations in our commissions expense and overall sales and marketing expense as a percentage of revenue and on an absolute basis.
Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred. We expect R&D expense, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our future products and services, including our newer subscription-based products, although R&D expense may fluctuate as a percentage of total revenue and, on an absolute basis, from quarter to quarter. In particular, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our R&D expense may fluctuate from quarter to quarter in the near-term.
General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense, in the long term, to increase in absolute dollars, particularly due to additional legal, accounting, insurance and other costs associated with our growth, although G&A expense may fluctuate as a percentage of total revenue and, on an absolute basis, from quarter to quarter. In particular, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our G&A expense may fluctuate from quarter to quarter in the near-term.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During the three and six months ended January 31, 2019, we recognized $7.3 million and $14.4 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes. During the three and six months ended January 31, 2020, we recognized $7.8 million and $15.4 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(in thousands)
Revenue:
Product	$236,932	$213,547	$461,278	$405,991
Support, entitlements and other services	98,428	133,220	187,365	255,544
Total revenue	335,360	346,767	648,643	661,535
Cost of revenue:
Product (1)(2)	45,966	20,676	85,227	41,909
Support, entitlements and other services (1)	40,016	54,547	74,861	105,515
Total cost of revenue	85,982	75,223	160,088	147,424
Gross profit	249,378	271,544	488,555	514,111
Operating expenses:
Sales and marketing (1)(2)	213,707	304,936	410,204	596,774
Research and development (1)	123,037	139,088	233,568	277,294
General and administrative (1)	28,788	34,579	56,127	67,439
Total operating expenses	365,532	478,603	699,899	941,507
Loss from operations	(116,154)	(207,059)	(211,344)	(427,396)
Other expense, net	(4,399)	(5,863)	(7,102)	(10,903)
Loss before provision for (benefit from) income taxes	(120,553)	(212,922)	(218,446)	(438,299)
Provision for (benefit from) income taxes	2,210	4,642	(1,418)	8,565
Net loss	$(122,763)	$(217,564)	$(217,028)	$(446,864)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$872	$1,458	$1,570	$2,570
Support, entitlements and other services cost of revenue	3,373	5,140	6,530	9,891
Sales and marketing	23,462	31,185	46,068	58,960
Research and development	34,679	36,459	65,688	74,022
General and administrative	10,179	11,373	18,634	21,598
Total stock-based compensation expense	$72,565	$85,615	$138,490	$167,041

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,692	$3,694	$6,860	$7,388
Sales and marketing	666	651	1,216	1,302
Total amortization of intangible assets	$4,358	$4,345	$8,076	$8,690

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2020	2019	2020

	(as a percentage of total revenue)
Revenue:
Product	70.7%	61.6%	71.1%	61.4%
Support, entitlements and other services	29.3%	38.4%	28.9%	38.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	13.7%	6.0%	13.1%	6.3%
Support, entitlements and other services	11.9%	15.7%	11.6%	16.0%
Total cost of revenue	25.6%	21.7%	24.7%	22.3%
Gross profit	74.4%	78.3%	75.3%	77.7%
Operating expenses:
Sales and marketing	63.7%	87.9%	63.2%	90.2%
Research and development	36.7%	40.1%	36.0%	41.9%
General and administrative	8.6%	10.0%	8.7%	10.2%
Total operating expenses	109.0%	138.0%	107.9%	142.3%
Loss from operations	(34.6)%	(59.7)%	(32.6)%	(64.6)%
Other expense, net	(1.3)%	(1.7)%	(1.1)%	(1.6)%
Loss before provision for (benefit from) income taxes	(35.9)%	(61.4)%	(33.7)%	(66.2)%
Provision for (benefit from) income taxes	0.7%	1.3%	(0.2)%	1.3%
Net loss	(36.6)%	(62.7)%	(33.5)%	(67.5)%

Comparison of the Three Months Ended January 31, 2019 and 2020
Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Product	$236,932	$213,547	$(23,385)	(10)%	$461,278	$405,991	$(55,287)	(12)%
Support, entitlements and other services	98,428	133,220	34,792	35%	187,365	255,544	68,179	36%
Total revenue	$335,360	$346,767	$11,407	3%	$648,643	$661,535	$12,892	2%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
U.S.	$180,654	$182,372	$1,718	1%	$361,660	$367,139	$5,479	2%
Asia Pacific	71,772	70,804	(968)	(1)%	139,010	131,125	(7,885)	(6)%
Europe, the Middle East and Africa	69,630	75,681	6,051	9%	124,406	132,394	7,988	6%
Other Americas	13,304	17,910	4,606	35%	23,567	30,877	7,310	31%
Total revenue	$335,360	$346,767	$11,407	3%	$648,643	$661,535	$12,892	2%
The decrease in product revenue for the three and six months ended January 31, 2020 was due primarily to the decrease in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of less than four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. For both the three and six months ended January 31, 2019, the total average contract term was approximately 4.1 years. For both the three and six months ended January 31, 2020, the total average contract term was approximately 3.9 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts executed during the quarter, using an assumed term of five years for life-of-device licenses.
Support, entitlements and other services revenue increased for the three and six months ended January 31, 2020, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Cost of product revenue	$45,966	$20,676	$(25,290)	(55)%	$85,227	$41,909	$(43,318)	(51)%
Product gross margin	80.6%	90.3%			81.5%	89.7%
Cost of support, entitlements and other services revenue	$40,016	$54,547	$14,531	36%	$74,861	$105,515	$30,654	41%
Support, entitlements and other services gross margin	59.3%	59.1%			60.0%	58.7%
Total gross margin	74.4%	78.3%			75.3%	77.7%
Cost of product revenue
Cost of product revenue decreased for the three and six months ended January 31, 2020, as compared to the prior year periods, due primarily to the decreases in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs.
Product gross margin increased by 9.7 and 8.2 percentage points for the three and six months ended January 31, 2020, respectively, as compared to the prior year periods. The gross margin increases were due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2020, as compared to the prior year periods, due primarily to higher personnel costs, including stock-based compensation expense, relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 35% increase in our customer support, entitlements and other services headcount from January 31, 2019 to January 31, 2020.
Support, entitlements and other services gross margin decreased by 0.2 and 1.3 percentage points for the three and six months ended January 31, 2020, respectively, as compared to the prior year periods, due primarily to personnel-related costs, including stock-based compensation expense, growing at a higher rate than support, entitlements and other services revenue, as well as increases in outside services costs.
Operating Expenses
Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Sales and marketing	$213,707	$304,936	$91,229	43%	$410,204	$596,774	$186,570	45%
Percent of total revenue	63.7%	87.9%			63.2%	90.2%
Sales and marketing expense increased for the three and six months ended January 31, 2020, as compared to the prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as our sales and marketing headcount increased by 42% from January 31, 2019 to January 31, 2020. Additionally, as part of our efforts to penetrate and expand in global markets, we plan to continue, in the long term, to increase our sales and marketing activities related to lead generation, brand awareness, promotions, trade shows and partner programs. However, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our spending on such efforts may fluctuate from quarter to quarter in the near-term.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Research and development	$123,037	$139,088	$16,051	13%	$233,568	$277,294	$43,726	19%
Percent of total revenue	36.7%	40.1%			36.0%	41.9%
R&D expense increased for the three and six months ended January 31, 2020, as compared to the prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, as R&D headcount increased by 14% from January 31, 2019 to January 31, 2020 in an effort to continue the expansion of our product development activities, including new products.
General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
General and administrative	$28,788	$34,579	$5,791	20%	$56,127	$67,439	$11,312	20%
Percent of total revenue	8.6%	10.0%			8.7%	10.2%
G&A expense increased for the three and six months ended January 31, 2020, as compared to the prior year periods. The increase was due primarily to higher personnel-related costs, including stock-based compensation expense, as G&A headcount increased by 12% from January 31, 2019 to January 31, 2020 in order to support our growing business. The increase in G&A expense was also impacted by higher depreciation and legal and outside services costs, in line with the general growth of the business.
Other Expense, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Other expense, net	$(4,399)	$(5,863)	$(1,464)	33%	$(7,102)	$(10,903)	$(3,801)	54%
Other expense, net for the three and six months ended January 31, 2019 and 2020 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments. Other expense, net for the three and six months ended January 31, 2020 was also impacted by higher foreign currency losses, primarily related to intercompany balances denominated in foreign currencies, as well as our increasing foreign business.
Provision for (Benefit from) Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Provision for (benefit from) income taxes	$2,210	$4,642	$2,432	110%	$(1,418)	$8,565	$9,983	704%
The increase in the income tax provision for the three and six months ended January 31, 2020, as compared to the prior year periods, was due primarily to a one-time U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination and a one-time tax benefit in the second quarter of fiscal 2019 related to the change in tax law, as well as an increase in foreign taxes, as we continued our global expansion.

Liquidity and Capital Resources
As of January 31, 2020, we had $211.7 million of cash and cash equivalents, $3.1 million of restricted cash and $607.3 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
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
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2019	2020

	(in thousands)
Net cash provided by (used in) operating activities	$88,314	$(78,654)
Net cash provided by (used in) investing activities	39,485	(132,560)
Net cash provided by financing activities	32,298	26,486
Net increase (decrease) in cash, cash equivalents and restricted cash	$160,097	$(184,728)
Cash Flows from Operating Activities
Net cash used in operating activities was $78.7 million for the six months ended January 31, 2020, compared to cash provided by operating activities of $88.3 million for the six months ended January 31, 2019. The decrease in cash provided by operating activities for the six months ended January 31, 2020 was due primarily to our higher net loss from operations.
Cash Flows from Investing Activities
Net cash provided by investing activities of $39.5 million for the six months ended January 31, 2019 included $297.6 million of maturities of short-term investments, partially offset by $167.1 million of short-term investment purchases, $72.4 million of purchases of property and equipment and an $18.7 million payment for an acquisition, net of cash and restricted cash acquired.
Net cash used in investing activities of $132.6 million for the six months ended January 31, 2020 included $416.6 million of short-term investment purchases and $39.5 million of purchases of property and equipment, partially offset by $299.4 million of maturities of short-term investments and $24.1 million of sales of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $32.3 million for the six months ended January 31, 2019 primarily consisted of $33.4 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million payment of debt in conjunction with an acquisition.
Net cash provided by financing activities of $26.5 million for the six months ended January 31, 2020 consisted of proceeds from the sale of shares through employee equity incentive plans.

Contractual Obligations
The following table summarizes our contractual obligations as of January 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$575,000	$—	$—
Operating leases (undiscounted basis) (2)	188,322	40,884	86,478	55,607	5,353
Other commitments (3)	95,723	90,953	4,739	31	—
Guarantees with contract manufacturers and OEMs	134,880	104,129	30,751	—	—
Total	$993,925	$235,966	$696,968	$55,638	$5,353

(1)	For additional information regarding our convertible senior notes, refer to Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	For additional information regarding our operating leases, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

(3)	Purchase obligations and other commitments pertaining to our daily business operations.
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
As of January 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.
Off-Balance Sheet Arrangements
As of January 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $19.5 million and $22.1 million for the six months ended January 31, 2019 and 2020, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 842, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our lease agreements and properly assessed the impact of the new lease standard on our financial statements to facilitate its adoption effective August 1, 2019. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 842.

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
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $297.2 million, $621.2 million and $446.9 million for fiscal 2018, fiscal 2019 and the six months ended January 31, 2020, respectively. As of January 31, 2020, we had an accumulated deficit of $2.1 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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

In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates will become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally and to re-train our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase. In addition, we anticipate needing to adjust our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. Those adjustments may negatively affect the productivity of our sales teams and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
Additional risks associated with our transition to a subscription-based business model include, but are not limited to:

•
if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations, or may take longer to achieve than anticipated;

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
Traditional IT infrastructure architecture is entrenched in the datacenters of many of our end customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skillsets of their IT administrators. As a result, our sales and marketing efforts often involve extensive efforts to educate our end customers as to the benefits and capabilities of our solutions, particularly as we introduce new products and continue to pursue large organizations as end customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.
A shift in our relationships with our OEMs could adversely affect our results of operations.
Our relationships with our original equipment manufacturers (collectively, "OEMs" and, each, an "OEM") continue to shift as industry dynamics change, and our OEMs may be less willing to partner with us as an OEM or otherwise, or may begin to prioritize their own products over our solutions, as such shifts occur. For example, Dell is not just an OEM, but also a competitor of ours, and accounted for 8% and 6% of our total billings in fiscal 2018 and fiscal 2019, respectively. Dell owns EMC Corporation ("EMC"), as well as a majority of outstanding voting power in VMware and could combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms, which would compete directly with our core solutions. Also, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and our stock price could decline, potentially significantly. Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery, any reduction in OEM sales by any of our OEMs will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Revenue from Dell accounted for approximately 9%, 7% and 4% of our total revenue in fiscal 2018, fiscal 2019 and the six months ended January 31, 2020, respectively.
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
We have expanded our overall business and operations significantly in recent periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. However, as disclosed in February 2020, for the second half of fiscal 2020 we have taken a pause on a significant portion of our planned headcount outside of our sales teams and a few other select roles and, as a result, our operating expenses may fluctuate from quarter to quarter in the near-term. We are evaluating the full impact of the headcount pause and, while we do not currently expect any material impact to our ability to execute our business plans, there may be unanticipated delays or disruptions in our ability to develop or deliver new products or services, our ability to support the new sales teams for whom hiring has not been paused may be negatively affected, our ability to recruit new sales teams may be negatively affected, and management attention may be diverted, all of which could adversely affect our business, operating results, financial condition and prospects. In addition, as we continue to grow our business in the long-term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in recent quarters, those improvements may not continue, including as a result of the headcount pause disclosed in February 2020, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
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
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures related to expanding our research and development efforts, sales and marketing efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, our stock price may decline, potentially significantly.

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
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently acquired Red Hat and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering has competed and will likely continue to compete directly with our core solutions. As a result, Dell is and will continue to be incentivized to sell its own solutions over our products.
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
If we fail to successfully execute on our plan to sell more cloud services, which would be sold on a ratable subscription-basis, our results of operations could be adversely affected.
We have sold and anticipate selling more of our products and services as cloud-based offerings - which include offerings hosted on public cloud infrastructure as well as our own Nutanix Xi Cloud - on a ratable subscription basis. While cloud-based offerings currently make up a small portion of our business, this shift has required and will continue to require a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host, and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.
We believe our plan has certain advantages; however, it also presents a number of risks to us including, but not limited to, the following:

•
arrangements entered into on a ratable subscription basis may delay when we can recognize revenue, even when compared to similar term-based subscription sales, which we currently recognize upfront, and can require up-front costs, which may be significant;

•
since revenue is recognized ratably over the term of the customer agreement, any decrease in customer purchases of our ratable subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to increase our revenue through additional ratable subscription sales in any given period;

•
cloud-based ratable subscription arrangements are generally under short-term agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their subscription at any time, even if our customers are satisfied with our cloud-based subscription products; and

•	there is no assurance that the cloud-based solutions we offer on a ratable subscription basis, including new products that we may introduce, will receive broad marketplace acceptance.

If we fail to properly execute on our plan to sell more of our products and services as cloud-based offerings on a ratable subscription basis, our business and operating results would be adversely affected, and our stock price could decline.
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
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We typically provide evaluation products to these end customers and may spend substantial time, effort and money in our sales efforts to these prospective end customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. Given these variables, it can be difficult for us to estimate when an expected sale from a large organization, service provider or government entity may occur, and our ability to accurately forecast our future operating results may be adversely affected. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end customers.

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
Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we complete our transition to focus on software-only transactions and continue our transition to a subscription-based business model, we are also re-training our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, in order to maintain or increase their productivity. We have adjusted and also anticipate needing to further adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions.

If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are unable to successfully re-train our more seasoned sales employees as we focus on software-only and subscription-based sales or adjust our go-to-market cost structure, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.
If we do not effectively compose, structure and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected.
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals, and have continued to further refine this segmentation as our business changes. This process has involved hiring new, and promoting existing members of our sales team into, roles that focus on large sales to major enterprise accounts. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to successfully implement, further impacting productivity. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted. In response to that potential impact, in fiscal 2019 we started to further segment our sales force to separate commercial sales teams, particularly in the United States, from our enterprise sales teams, with the goal of building a focused U.S. commercial sales team to serve as a counterbalance to our enterprise sales teams. This process, which we anticipate will continue for the foreseeable future, will involve hiring new, and training existing, sales teams to focus exclusively on commercial transactions, which are typically smaller and more frequent than enterprise transactions. Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business model. As we continue with this transition to a subscription-based business model, we have adjusted and anticipate needing to further adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions. These segmentation projects, business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.
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

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 22% and 12%, respectively, of our total revenue for the six months ended January 31, 2019 and 30% and 13%, respectively, for the six months ended January 31, 2020. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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

•
general economic, industry and market conditions and other events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events; and

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
We rely on manufacturers to produce the hardware appliances, both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list, on which our software runs, which exposes us to direct and indirect risks, including reduced control over quality assurance, product costs, product supply and timing and potential reputational harm and brand damage. Furthermore, our orders for NX series appliances represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our or our end customers’ requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability to consume out software will be delayed, which will adversely affect our business and operating results, competitive position, brand and reputation.
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

Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of January 31, 2020, we had approximately $134.9 million in the form of guarantees to our contract manufacturers related to certain components.
There are a limited number of suppliers, and in some cases single-source suppliers, for several key components in the NX-branded appliances, and any delay or disruption in the availability or quality of these components could delay shipments of the NX-branded appliances and damage our channel partner or end customer relationships.
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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap and our other Xi Cloud Services, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:

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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers, and it may be difficult for us to accurately forecast the impact of these contracts on our future operating results. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include, but are not limited to:

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the rules and regulations of the Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.
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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, California has enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information We cannot yet predict the full impact of the CCPA on our business or operations, but it has and may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Moreover, as a result of current and proposed data protection and privacy laws aimed at using personal data for marketing purposes, including the ePrivacy Regulation to replace the ePrivacy Directive in the European Union, we face an increased difficulty in marketing to current and potential customers, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. There also remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States. As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations under the foregoing and other laws and regulations relating to privacy and data protection, and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. Current or future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 45%, 44% and 45% of our total revenue from our international customers based on bill-to-location for fiscal 2018 and fiscal 2019 and the six months ended January 31, 2019 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of January 31, 2020, approximately 50% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;

•	political, economic and social instability or uncertainty around the world, including the United Kingdom's separation from the European Union, commonly known as "Brexit";

•	potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, which has been critical of existing and proposed trade agreements;

•	the potential impact of tariffs or other trade restrictions imposed by, or threatened to be imposed by, the U.S. government, such as the recently imposed tariffs for Chinese imports to the U.S.;

•	greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

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

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues and profitability.
Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes, tariffs, including those recently imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as "Brexit," actual or potential government shutdowns, and other disruptions to global and regional economies and markets. Specifically, the recent and developing outbreak of a respiratory illness caused by the 2019 novel coronavirus that was named by the World Health Organization as COVID-19 (collectively with any future mutations or related strains thereof, "COVID-19") has caused and may continue to cause travel bans or disruptions, supply chain delays and disruptions, and additional macroeconomic uncertainty. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases, us to delay, cancel, or withdraw from user and industry conferences and other marketing events, including some of our own .NEXT customer and partner events, and delays or disruptions in our or our OEM partners’ supply chains, including delays or disruptions in procuring and shipping the hardware appliances on which our software solutions run, including our Nutanix-branded NX hardware line. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, potentially significantly, our ability to recognize revenue from software transactions we do close may be negatively impacted, potentially significantly, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support and/or replacement parts to our end customers may be effected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. As an example, in February 2020 we announced that we expect the performance of our Asia Pacific and Japan region to be negatively affected for at least the remainder of our fiscal year ending July 31, 2020.
These macroeconomic challenges and uncertainties, including the COVID-19 outbreak, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
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
In December 2017, the U.S. Congress passed and the President signed legislation commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), which includes a broad range of tax reform proposals affecting businesses, including a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of new minimum taxes such as the base erosion anti-abuse tax, Global Intangible Low Taxed Income; and a new minimum tax on certain foreign earnings. In addition, in June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Corp. v. Commissioner. The Ninth Circuit’s opinion upholds Treasury Regulations requiring the inclusion of stock-based compensation costs under cost sharing agreements. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court. Based on our current analysis, we believe the impact of the court’s decision would not have a material impact on our consolidated financial statements; however, additional changes to precedent or applicable law on this point could impact our financial statements or operations.
In addition, international organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations and additional guidance. In addition, we have continued to evaluate our corporate structure. Any changes to the taxation of undistributed foreign earnings could change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.
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
Our business is subject to the risks of natural disasters (including extreme weather), man-made problems, pandemics and other major public health concerns and other similar events that may be outside of our control.
Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrests, or geopolitical turmoil), pandemics or other major public health concerns (such as the on-going COVID-19 outbreak) and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather), man-made problems and pandemics or other major public health concerns could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.

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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") that have and will continue to require us to perform due diligence and disclose and report whether our solutions contain conflict minerals. Although the SEC has recently provided guidance with respect to a portion of the conflict mineral filing requirements that has and may continue to somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, and the requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.
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

•
other events or factors which may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns (such as the on-going COVID-19 outbreak), and other similar events, or responses to these events.

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
In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act, pursuant to our Amended and Restated Investors’ Rights Agreement. If such holders exercise their registration rights and sell a large number of shares, they could adversely affect the market price for our Class A common stock. We have also registered the offer and sale of all shares of Class A and Class B common stock that we may issue under our equity compensation plans.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of January 31, 2020, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder					X
10.2+	Offer Letter, dated as of October 29, 2019, by and between the Registrant and Tarkan Maner					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: March 5, 2020	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)