Form 10-Q
period 2020-04-30
Nutanix, Inc.
filed 2020-06-04
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 31, 2020, the registrant had 184,459,787 shares of Class A common stock, $0.000025 par value per share, and 15,103,994 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:
•our future billings, revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;
•our business plans, initiatives and objectives, our ability to execute such plans, initiatives and objectives in a timely manner, and the impact of such plans, initiatives and objectives on our business, operations, and financial results;
•our plans for, and the timing of, changes to our business model, including our ongoing transition to a subscription-based business model, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;
•the timing and potential impact of the COVID-19 pandemic and the actions taken in response, including our own, on our business, operations and financial results;
•the benefits and capabilities of our platform, products, services and technology;
•our growth strategy, our ability to effectively achieve and manage our growth, and the amount, timing and impact of any investments to grow our business, including plans to increase demand generation and marketing spending, and plans to invest in our global engineering, research and development and sales and marketing teams;
•anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the segmentation and productivity of our sales team;
•our ability to develop new solutions, product features and technology and bring them to market in a timely manner, as well as the impact of including additional solutions in our product portfolio;
•market acceptance of new technology and recently introduced solutions;
•the interoperability and availability of our solutions with and on third-party hardware platforms;
•our ability to increase sales of our solutions, particularly to large enterprise customers;
•our ability to attract new end customers and retain and grow sales from our existing end customers;
•our ability to maintain and strengthen our relationships with our channel partners and OEMs, and the impact of any changes to such relationships on our business, operations and financial results;
•the effects of seasonal trends on our results of operations;
•our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;
•our ability to maintain, protect and enhance our intellectual property;
•our exposure to and ability to guard against cyber attacks and other actual or perceived security breaches;
•our ability to continue to expand internationally;
•the effects of increased competition in our market and our ability to compete effectively;
•anticipated capital expenditures;

•future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally, including recent changes in global tax laws;
•macroeconomic and industry trends, projected growth or trend analysis;
•the impact of events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events;
•our ability to attract and retain qualified employees and key personnel; and
•the sufficiency of cash balances to meet cash needs for at least the next 12 months.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2019	April 30, 2020

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$396,678	$262,331
Short-term investments	512,156	469,806
Accounts receivable, net	245,475	236,690
Deferred commissions—current	46,238	63,177
Prepaid expenses and other current assets	74,665	63,189
Total current assets	1,275,212	1,095,193
Property and equipment, net	136,962	149,688
Operating lease right-of-use assets(1)	—	132,519
Deferred commissions—non-current	107,474	137,598
Intangible assets, net	66,773	53,738
Goodwill	185,180	185,260
Other assets—non-current	14,441	19,345
Total assets	$1,786,042	$1,773,341

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$74,047	$68,232
Accrued compensation and benefits	99,804	85,641
Accrued expenses and other current liabilities(1)	28,797	21,829
Deferred revenue—current	396,667	503,311
Operating lease liabilities—current(1)	—	34,371
Total current liabilities	599,315	713,384
Deferred revenue—non-current	513,377	618,749
Operating lease liabilities—non-current(1)	—	123,470
Convertible senior notes, net	458,910	482,199
Other liabilities—non-current(1)	27,547	19,578
Total liabilities	1,599,149	1,957,380
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2019 and April 30, 2020; no shares issued and outstanding as of July 31, 2019 and April 30, 2020	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2019 and April 30, 2020; 188,595 (168,155 Class A and 20,440 Class B) and 199,526 (184,447 Class A and 15,079 Class B) shares issued and outstanding as of July 31, 2019 and April 30, 2020	5	5
Additional paid-in capital	1,835,528	2,151,175
Accumulated other comprehensive income	669	1,625
Accumulated deficit	(1,649,309)	(2,336,844)
Total stockholders’ equity (deficit)	186,893	(184,039)
Total liabilities and stockholders’ equity (deficit)	$1,786,042	$1,773,341

(1)During the first quarter of fiscal 2020, we adopted Accounting Standards Update ("ASU") No. 2016-02 using the modified retrospective method and elected the transition option that allowed us not to restate the comparative periods in our condensed consolidated financial statements in the year of adoption. For additional details, refer to Note 1.
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands, except per share data)
Revenue:
Product	$184,794	$180,756	$646,072	$586,747
Support, entitlements and other services	102,830	137,517	290,195	393,061
Total revenue	287,624	318,273	936,267	979,808
Cost of revenue:
Product	29,528	15,990	114,755	57,899
Support, entitlements and other services	45,549	56,304	120,410	161,819
Total cost of revenue	75,077	72,294	235,165	219,718
Gross profit	212,547	245,979	701,102	760,090
Operating expenses:
Sales and marketing	245,703	299,162	655,907	895,936
Research and development	137,982	141,346	371,550	418,640
General and administrative	33,040	35,644	89,167	103,083
Total operating expenses	416,725	476,152	1,116,624	1,417,659
Loss from operations	(204,178)	(230,173)	(415,522)	(657,569)
Other expense, net	(3,212)	(5,640)	(10,314)	(16,543)
Loss before provision for income taxes	(207,390)	(235,813)	(425,836)	(674,112)
Provision for income taxes	2,423	4,858	1,005	13,423
Net loss	$(209,813)	$(240,671)	$(426,841)	$(687,535)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.15)	$(1.23)	$(2.38)	$(3.56)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	182,963	196,366	179,235	192,896

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Net loss	$(209,813)	$(240,671)	$(426,841)	$(687,535)
Other comprehensive loss, net of tax:
Change in unrealized gain on available-for-sale securities, net of tax	478	487	1,331	956
Comprehensive loss	$(209,335)	$(240,184)	$(425,510)	$(686,579)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Nine Months Ended April 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance - July 31, 2018	172,858	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	2,629	—	3,680	—	—	3,680
Issuance of common stock from ESPP purchase	1,128	—	26,318	—	—	26,318
Issuance of common stock in connection with an acquisition	2,451	—	102,978	—	—	102,978
Stock-based compensation	—	—	65,925	—	—	65,925
Vesting of early exercised stock options	—	—	70	—	—	70
Other comprehensive loss	—	—	—	(166)	—	(166)
Net loss	—	—	—	—	(94,265)	(94,265)
Balance - October 31, 2018	179,066	4	1,554,878	(1,168)	(1,122,395)	431,319
Issuance of common stock through employee equity incentive plans	2,968	—	3,341	—	—	3,341
Stock-based compensation	—	—	72,565	—	—	72,565
Vesting of early exercised stock options	—	—	50	—	—	50
Other comprehensive income	—	—	—	1,019	—	1,019
Net loss	—	—	—	—	(122,763)	(122,763)
Balance - January 31, 2019	182,034	4	1,630,834	(149)	(1,245,158)	385,531
Issuance of common stock through employee equity incentive plans	2,980	—	3,154	—	—	3,154
Issuance of common stock from ESPP purchase	880	1	30,899	—	—	30,900
Issuance of common stock in connection with an acquisition	6	—	327	—	—	327
Stock-based compensation	—	—	94,832	—	—	94,832
Vesting of early exercised stock options	—	—	37	—	—	37
Other comprehensive income	—	—	—	478	—	478
Net loss	—	—	—	—	(209,813)	(209,813)
Balance - April 30, 2019	185,900	$5	$1,760,083	$329	$(1,454,971)	$305,446

	Nine Months Ended April 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959		21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	5	1,940,899	1,234	(1,878,609)	63,529
Issuance of common stock through employee equity incentive plans	2,480	—	2,414	—	—	2,414
Stock-based compensation	—	—	85,615	—	—	85,615
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(217,564)	(217,564)
Balance - January 31, 2020	194,654	5	2,028,928	1,138	(2,096,173)	(66,102)
Issuance of common stock through employee equity incentive plans	2,512	—	858	—	—	858
Issuance of common stock from ESPP purchase	2,360	—	29,293	—	—	29,293
Stock-based compensation	—	—	92,096	—	—	92,096
Other comprehensive income	—	—	—	487	—	487
Net loss	—	—	—	—	(240,671)	(240,671)
Balance - April 30, 2020	199,526	$5	$2,151,175	$1,625	$(2,336,844)	$(184,039)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2019	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(426,841)	$(687,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,740	69,715
Stock-based compensation	233,322	259,137
Change in fair value of contingent consideration	(832)	—
Amortization of debt discount and issuance costs	21,802	23,290
Operating lease cost, net of accretion	—	22,340
Impairment of lease-related assets	—	3,002
Other	(1,837)	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	16,734	9,027
Deferred commissions	(24,819)	(47,063)
Prepaid expenses and other assets	(5,095)	12,371
Accounts payable	18,461	(5,675)
Accrued compensation and benefits	(10,366)	(11,456)
Accrued expenses and other liabilities	(31,180)	(1,333)
Operating leases, net	—	(21,076)
Deferred revenue	206,735	211,774
Net cash provided by (used in) operating activities	51,824	(163,515)
Cash flows from investing activities:
Maturities of investments	460,563	498,611
Purchases of investments	(324,581)	(524,568)
Sales of investments	—	70,878
Purchases of property and equipment	(94,815)	(72,073)
Payments for business combinations, net of cash and restricted cash acquired	(19,017)	—
Net cash provided by (used in) investing activities	22,150	(27,152)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	67,277	56,515
Payment of contingent consideration associated with a business combination	(1,040)	—
Payment of debt in conjunction with business combinations	(991)	—
Payment of issuance costs related to convertible senior notes	(75)	—
Net cash provided by financing activities	65,171	56,515
Net increase (decrease) in cash, cash equivalents and restricted cash	$139,145	$(134,152)
Cash, cash equivalents and restricted cash—beginning of period	307,098	399,520
Cash, cash equivalents and restricted cash—end of period	$446,243	$265,368
Restricted cash (1)	1,124	3,037
Cash and cash equivalents—end of period	$445,119	$262,331
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,731	$14,658
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock in connection with business combinations	$103,305	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$11,671	$7,934
Vesting of early exercised stock options	$157	$—

(1)Included within other assets—non-current in the condensed consolidated balance sheets.

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
In response to the ongoing and rapidly evolving global outbreak of a respiratory illness caused by a novel strain of the coronavirus that was identified in late 2019 and subsequently named in February 2020 by the World Health Organization as COVID-19 (collectively with any future mutations or related strains thereof, "COVID-19"), we considered the impact of the estimated economic implications on our critical and significant accounting estimates, including assessment of collectibility of customer contracts, valuation of accounts receivable, provision for purchase commitments to our contract manufacturers and OEMs and impairment of long-lived assets, right-of-use assets, and deferred commissions.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2019 and 2020, no end customer accounted for more than 10% of total revenue or accounts receivable.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,
Partners	2019	2020	2019	2020	July 31, 2019	April 30, 2020
Partner A	26%	29%	23%	29%	27%	26%
Partner B	13%	14%	12%	14%	18%	13%
Partner C	(1)	(1)	(1)	(1)	(1)	10%
Partner D	(1)	(1)	10%	(1)	(1)	(1)
Partner E	10%	(1)	11%	(1)	(1)	(1)

(1)Less than 10%
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
We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our condensed consolidated balance sheet as of April 30, 2020. We did not have any material financing leases in the periods presented.

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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Subscription	$168,447	$260,963	$452,779	$745,403
Non-portable software	88,719	41,917	366,910	178,619
Hardware	21,853	3,786	92,319	22,052
Professional services	8,605	11,607	24,259	33,734
Total revenue	$287,624	$318,273	$936,267	$979,808
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $96.1 million and $269.7 million of our subscription revenue for the three and nine months ended April 30, 2019 and approximately $129.2 million and $367.9 million of our subscription revenue for the three and nine months ended April 30, 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $72.3 million and $183.1 million of our subscription revenue for the three and nine months ended April 30, 2019 and approximately $131.8 million and $377.5 million of our subscription revenue for the three and nine months ended April 30, 2020, respectively.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Payment terms on invoiced amounts are typically 30-45 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2019 and April 30, 2020 is presented in the accompanying condensed consolidated balance sheets.
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
Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our condensed consolidated statements of operations.
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
Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions

	(in thousands)
Balance as of July 31, 2019	$910,044	$153,712
Additions	187,554	57,846
Revenue/commissions recognized	(122,324)	(39,533)
Balance as of October 31, 2019	975,274	172,025
Additions	214,530	62,790
Revenue/commissions recognized	(133,220)	(45,681)
Balance as of January 31, 2020	1,056,584	189,134
Additions	202,993	54,214
Revenue/commissions recognized	(137,517)	(42,573)
Balance as of April 30, 2020	$1,122,060	$200,775

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the three and nine months ended April 30, 2019, we recognized revenue of approximately $89.8 million and $216.3 million pertaining to amounts deferred as of January 31, 2019 and July 31, 2018, respectively. During the three and nine months ended April 30, 2020, we recognized revenue of approximately $125.1 million and $293.4 million pertaining to amounts deferred as of January 31, 2020 and July 31, 2019, respectively.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,133.6 million as of April 30, 2020, of which we expect to recognize approximately 45% over the next 12 months, and the remainder thereafter.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of April 30, 2020
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$100,550	$—	$—	$100,550
Commercial paper	—	10,992	—	10,992
Short-term investments:
Corporate bonds	—	370,210	—	370,210
Commercial paper	—	46,375	—	46,375
U.S. government securities	—	53,221	—	53,221
Total measured at fair value	$100,550	$480,798	$—	$581,348
Cash				150,789
Total cash, cash equivalents and short-term investments				$732,137
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the 0% Convertible Senior Notes, due in January 2023 (the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2019		As of April 30, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
Convertible senior notes, net	$458,910	$527,275	$482,200	$495,938
The carrying value of the Notes as of April 30, 2020 was net of the unamortized debt discount of $87.9 million and unamortized debt issuance costs of $4.9 million.
The total estimated fair value of the Notes was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair value of the Notes to be a Level 2 measurement due to the limited trading activity.
NOTE 4. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2019 and April 30, 2020, unrealized gains and losses from our short-term investments were not material. As of July 31, 2019 and April 30, 2020, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. As a result, at July 31, 2019 and April 30, 2020, there were no other-than-temporary impairments for these investments.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2020
(in thousands)
Due within one year	$332,705
Due in one to two years	137,101
Total	$469,806
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2019	April 30, 2020

	(in thousands)
Prepaid operating expenses	$37,864	$32,355
VAT receivables	5,068	8,181
Tenant improvement allowance receivables	—	8,056
Prepaid income taxes	19,690	1,477
Other current assets	12,043	13,120
Total prepaid expenses and other current assets	$74,665	$63,189
The decrease in prepaid expenses and other current assets from July 31, 2019 to April 30, 2020 was due primarily to the receipt of an $18.0 million corporate income tax refund in the first quarter of fiscal 2020, partially offset by the addition of $8.1 million of tenant improvement allowances, which are recorded within prepaid expenses and other current assets on the condensed consolidated balance sheet as of April 30, 2020 as a result of our adoption of ASC 842 during the first quarter of fiscal 2020.
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2019	April 30, 2020

	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$200,762	$235,429
Demonstration units	12	59,981	66,149
Leasehold improvements	(1)	46,520	65,056
Furniture and fixtures	60	12,868	16,386
Total property and equipment, gross		320,131	383,020
Less: accumulated depreciation (2)		(183,169)	(233,332)
Total property and equipment, net		$136,962	$149,688

(1)Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)Includes a $1.2 million write-off related to the impairment of certain leasehold improvements for the fiscal quarter ended January 31, 2020. For additional information on this lease-related impairment, refer to Note 6.
Depreciation expense related to our property and equipment was $16.4 million and $43.3 million for the three and nine months ended April 30, 2019 and $19.8 million and $56.7 million for the three and nine months ended April 30, 2020, respectively.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Goodwill and Intangible Assets, Net

The change in the carrying value of goodwill during the nine months ended April 30, 2020 was not material.
Intangible assets, net consists of the following:

	As of
	July 31, 2019	April 30, 2020

	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(21,210)	(32,293)
Accumulated amortization of customer relationships	(3,392)	(4,562)
Accumulated amortization of trade name	(955)	(1,737)
Total accumulated amortization	(25,557)	(38,592)
Total intangible assets, net	$66,773	$53,738
Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining three months)	$4,345
2021	17,380
2022	16,183
2023	10,856
2024	3,210
Thereafter	1,764
Total	$53,738
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2019	April 30, 2020

	(in thousands)
Accrued commissions	$31,703	$28,603
Accrued vacation	15,475	21,424
Payroll taxes payable	8,504	9,490
Contributions to ESPP withheld	20,778	6,608
Accrued bonus	11,413	3,435
Other	11,931	16,081
Total accrued compensation and benefits	$99,804	$85,641

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
1)during any fiscal quarter commencing after the fiscal quarter ending on April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;
2)during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the Notes on each such trading day; or
3)upon the occurrence of certain specified corporate events.
Based on the closing price of our Class A common stock of $20.49 on April 30, 2020, the if-converted value of the Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended April 30, 2020. As such, the Notes are not convertible for the fiscal quarter commencing after April 30, 2020.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Notes consisted of the following:

	As of
	July 31, 2019	April 30, 2020

	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(109,956)	(87,897)
Unamortized debt issuance costs (1)	(6,134)	(4,903)
Net carrying amount	$458,910	$482,200
Carrying amount of equity component (2)	$148,598	$148,598
\

(1)Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the Notes using the effective interest rate method. The effective interest rate is 6.62%.
(2)Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of April 30, 2020, the remaining life of the Notes was approximately 32 months.
The following table sets forth the total interest expense recognized related to the Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Interest expense related to amortization of debt discount	$6,997	$7,475	$20,650	$22,059
Interest expense related to amortization of debt issuance costs	390	417	1,152	1,231
Total interest expense	$7,387	$7,892	$21,802	$23,290

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2019 and April 30, 2020. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.
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
Total operating lease cost was $10.0 million and $28.9 million for the three and nine months ended April 30, 2020, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total lease expense recognized prior to our adoption of ASC 842 was $9.4 million and $25.0 million for the three and nine months ended April 30, 2019, respectively.
During the second quarter of fiscal 2020, we ceased using certain office spaces in Bangalore, India. As the carrying value of the related right-of-use assets exceeded fair value, we recorded a $3.0 million impairment in our condensed consolidated statements of operations for the nine months ended April 30, 2020. Of the $3.0 million impairment, approximately $1.8 million relates to the impairment of the operating lease right-of-use assets and approximately $1.2 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Supplemental balance sheet information related to leases is as follows:

As of April 30, 2020
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$154,689
Accumulated amortization	(22,170)
Operating lease right-of-use assets, net	$132,519

Operating lease liabilities—current	$34,371
Operating lease liabilities—non-current	123,470
Total operating lease liabilities	$157,841

Weighted average remaining lease term (in years):	4.0
Weighted average discount rate:	5.3%
Supplemental cash flow and other information related to leases is as follows:

Nine Months Ended April 30, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,593

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$41,888
The undiscounted cash flows for our operating lease liabilities as of April 30, 2020 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020 (remaining three months)	$9,713
2021	44,225
2022	43,801
2023	41,987
2024	29,952
Thereafter	7,931
Total lease payments	177,609
Less: imputed interest	(19,768)
Total lease obligation	157,841
Less: current lease obligations	(34,371)
Long-term lease obligations	$123,470
As of April 30, 2020, we have additional operating lease commitments of approximately $3.5 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2020, fiscal 2021 and fiscal 2022, with lease terms of two to five years.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In the normal course of business, we make commitments with our contract manufacturers and OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2020, we had up to approximately $76.9 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $121.5 million in the form of guarantees to certain of our contract manufacturers and OEMs.
Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, and the court granted that motion on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. The defendants filed a motion to dismiss the Current Complaint on May 22, 2020, and a hearing before the court has been scheduled for August 12, 2020, during which the parties will argue their positions on the motion. This case is in the very early stages and we are not able to determine what, if any, liabilities will attach to the Current Complaint.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally alleged insider trading and violation of California Corporations Code Section 25402, and the Santa Clara County Superior Court complaints further included additional claims for "abuse of control" and "gross mismanagement." On January 7, 2020, the U.S. District Court for the North District of California consolidated the federal actions and, on March 6, 2020, the plaintiffs filed a stipulation designating a lead plaintiff and deeming the lead plaintiff’s original complaint as the operative complaint in the matter (the "Operative Complaint"). On April 22, 2020, (i) the individual defendants filed a motion to dismiss the Operative Complaint on the grounds that it fails to state a claim, and (ii) we filed a motion to dismiss the Operative Complaint on the grounds that the plaintiffs failed to make a demand on our Board of Directors before filing the Operative Complaint. On May 22, 2020, the plaintiffs proposed to the defendants that they file an amended complaint rather than an opposition to the motions to dismiss, and the defendants agreed to that. The parties will submit a proposed schedule to the court for the filing of an amended complaint and the defendants' response to it. In August 2019, the Superior Court of California for the County of Santa Clara consolidated the Santa Clara derivative actions into a single action and, in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On September 17, 2019, the Superior Court of California for the County of San Mateo granted the plaintiff’s request for voluntary dismissal without prejudice. The remaining derivative cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to those complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
NOTE 8. STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2020, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of April 30, 2020, we had 184.4 million shares of Class A common stock issued and outstanding and 15.1 million shares of Class B common stock issued and outstanding.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million shares pursuant to these provisions. As of April 30, 2020, we had reserved a total of 45.3 million shares for the issuance of equity awards under the Stock Plans, of which 12.8 million shares were still available for grant.
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
Market Stock Units — In October 2018, the Compensation Committee of our Board of Directors approved the grant of 100,000 RSUs subject to certain market conditions ("MSUs") to our Chief Executive Officer, with a weighted average grant date fair value per unit of $25.16. The MSUs will vest based upon the achievement of an average stock price of $80 over a performance period of approximately 4.5 years (the "Performance Period"), subject to his continuous service on each vesting date. The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the Nasdaq Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the "Average Stock Price"). The Average Stock Price is measured once per quarter during the Performance Period, and:
•If the Average Stock Price on any given quarterly measurement date does not equal or exceed $80, then none of the MSUs will vest that quarter, and any unvested MSUs will carry over to the next quarter (the "Carryover MSUs");
•If the Average Stock Price on any given quarterly measurement date equals or exceeds $80, then 1/18th of the MSUs plus the applicable Carryover MSUs, if any, would vest; and/or
•If the Average Stock Price never equals or exceeds $80 during the Performance Period, the MSUs would terminate at the end of the Performance Period.
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
In February 2020, the Compensation Committee of our Board of Directors approved the grant of 75,000 MSUs to our Executive Vice President of Worldwide Sales, with a weighted average grant date fair value per unit of $20.80. The MSUs will vest based upon the achievement of an average stock price of $65 over a performance period of approximately 3.9 years (the "Second Performance Period"), subject to his continuous service on each vesting date.
The average stock price is calculated based on the average closing price of one share of our Class A common stock, as reported on the Nasdaq Stock Market during the 180-day period ending on the last trading day prior to each measurement date (as applicable, the "Second Average Stock Price"). The Second Average Stock Price is measured once per quarter during the Second Performance Period, and:
•If the Second Average Stock Price on any given quarterly measurement date does not equal or exceed $65, then none of the MSUs will vest that quarter, and any unvested MSUs will carry over to the next quarter (the "Carryover MSUs");
•If the Second Average Stock Price on any given quarterly measurement date equals or exceeds $65, then 1/18th of the MSUs plus the applicable Carryover MSUs, if any, would vest; and/or
•If the Second Average Stock Price never equals or exceeds $65 during the Second Performance Period, the MSUs would terminate at the end of the Second Performance Period.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period or Second Performance Period, as applicable. As of April 30, 2020, 375,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2019	22,136	$36.72
Granted	12,598	$27.66
Released	(6,578)	$33.94
Forfeited	(3,337)	$34.63
Outstanding at April 30, 2020	24,819	$33.26
Stock Options
We did not grant any stock options during the nine months ended April 30, 2020. A total of 1.0 million stock options were exercised during the nine months ended April 30, 2020, with an average exercise price per share of $5.62. As of April 30, 2020, 7.7 million stock options, with a weighted average exercise price of $5.14 per share, a weighted average remaining contractual life of 3.9 years and an aggregate intrinsic value of $118.3 million, remained outstanding.
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
During the nine months ended April 30, 2020, 3.3 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $50.6 million. As of April 30, 2020, 9.2 million shares, which includes the 9.2 million additional shares approved by our stockholders, were available for future issuance under the 2016 ESPP.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2019	2020
Expected term (in years)	0.84	0.92
Risk-free interest rate	2.5%	0.1%
Volatility	69.0%	73.4%
Dividend yield	—%	—%
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Cost of revenue:
Product	$953	$1,367	$2,523	$3,937
Support, entitlements and other services	4,542	5,959	11,072	15,850
Sales and marketing	35,257	33,177	81,325	92,137
Research and development	42,265	39,462	107,953	113,484
General and administrative	11,815	12,131	30,449	33,729
Total stock-based compensation expense	$94,832	$92,096	$233,322	$259,137
As of April 30, 2020, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $793.2 million and is expected to be recognized over a weighted average period of approximately 2.6 years.
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
The income tax provisions of $4.9 million and $13.4 million for the three and nine months ended April 30, 2020, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted by the United States government. We will continue to evaluate the effects of the CARES Act in the United States, as well as other global tax developments, however the CARES Act did not have a material impact on our provision for income taxes for the fiscal quarter ended April 30, 2020.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands, except per share data)
Numerator:
Net loss	$(209,813)	$(240,671)	$(426,841)	$(687,535)
Denominator:
Weighted average shares—basic and diluted	182,963	196,366	179,235	192,896
Net loss per share attributable to common stockholders—basic and diluted	$(1.15)	$(1.23)	$(2.38)	$(3.56)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three and Nine Months Ended April 30,
	2019	2020

	(in thousands)
Outstanding stock options and RSUs	32,338	32,525
Employee stock purchase plan	1,657	4,472
Contingently issuable shares pursuant to business combinations	748	506
Common stock subject to repurchase	6	—
Common stock warrants	34	34
Total	34,783	37,537

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
U.S.	$158,263	$166,780	$519,923	$533,919
Asia Pacific	66,105	65,726	205,115	196,851
Europe, the Middle East and Africa	52,853	71,907	177,260	204,301
Other Americas	10,403	13,860	33,969	44,737
Total revenue	$287,624	$318,273	$936,267	$979,808
As of July 31, 2019 and April 30, 2020, $161.9 million and $146.8 million, respectively, of our long-lived assets, net were located in the United States.

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
We had a broad and diverse base of approximately 16,580 end customers as of April 30, 2020, including approximately 905 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 13,190 as of April 30, 2019 to approximately 16,580 as of April 30, 2020.
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

We continue to invest in the growth of our business, including the development of our solutions, hiring for critical roles in our global teams, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 4,930 as of April 30, 2019 to approximately 6,230 as of April 30, 2020. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have in the past also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We plan to, in the long term, invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features to build upon our technology leadership, as well as expand our global sales and marketing teams in the long term. However, as discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, in response to the ongoing and rapidly evolving global outbreak of a respiratory illness caused by a novel strain of the coronavirus that was identified in late 2019 and subsequently named in February 2020 by the World Health Organization as COVID-19 (collectively with any future mutations or related strains thereof, "COVID-19"), we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.
Our total revenue was $936.3 million and $979.8 million for the nine months ended April 30, 2019 and 2020, respectively, an increase of 4.7%. Our software and support revenue, which we also refer to as total contract value ("TCV") revenue, was $843.9 million and $957.8 million for the nine months ended April 30, 2019 and 2020, respectively, an increase of 13.5%. Our subscription revenue was $452.8 million and $745.4 million for the nine months ended April 30, 2019 and 2020, respectively, an increase of 64.6%.
Our net loss was $426.8 million and $687.5 million for the nine months ended April 30, 2019 and 2020, respectively. Net cash provided by operating activities was $51.8 million and net cash used in operating activities was $163.5 million for the nine months ended April 30, 2019 and 2020, respectively. Free cash flow, which is calculated as net cash provided by (used in) operating activities less purchases of property and equipment, was a use of $43.0 million and use of $235.6 million for the nine months ended April 30, 2019 and 2020, respectively. As of April 30, 2020, we had an accumulated deficit of $2.3 billion.
Impact of the COVID-19 Pandemic
The ongoing and rapidly evolving COVID-19 pandemic has significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have implemented numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns, which have impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, and partners.
In response to the COVID-19 pandemic, we have also been required – or have deemed it necessary – to take a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world through at least August 2020; requiring our employees to work remotely; implementing travel restrictions that prohibit all non-essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, including our 2020 .NEXT customer and partner events, our 2020 Investor Day, and our fiscal 2021 sales kick off; and offering extended payment terms of up to 60 days to certain partners through at least June 2020. As a result of such actions, as well as the general effects of the COVID-19 pandemic, our business and operations have experienced and may continue to experience numerous negative impacts, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened payment terms; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. We also expect the reduced manufacturing capacity caused by the pandemic to result in increases in the prices of certain components used to manufacture such hardware platforms, which may increase the price of those hardware platforms for our end customers. The travel bans, shutdowns, social distancing restrictions and remote work policies have also made it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.

We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. Furthermore, we have taken, and expect to continue to take, a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including: effecting a global hiring pause outside of a small number of critical roles; implementing a 10% reduction in executive salaries, effective April 2020; pausing all merit salary increases and bonus payments; and implementing two, non-consecutive, mandatory one-week furloughs for our employees in the U.S., along with two, non-consecutive, voluntary one-week unpaid leave periods for our employees outside the U.S. Although the impact of these actions is uncertain, they have resulted in a reduction in our operating expenses, including sales and marketing expenses. See the section titled "Risk Factors" in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of these actions on our business and financial performance.
The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the emerging challenges presented by COVID-19, and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands, except percentages)
Total revenue	$287,624	$318,273	$936,267	$979,808
Year-over-year percentage (decrease) increase	(0.6)%	10.7%	9.9%	4.7%
Subscription revenue	$168,447	$260,963	$452,779	$745,403
Software and support revenue (TCV revenue)	$265,771	$314,487	$843,948	$957,756
Total billings	$346,027	$383,507	$1,143,002	$1,191,582
Subscription billings	$224,312	$321,100	$652,692	$935,780
Software and support billings (TCV billings)	$324,174	$379,721	$1,050,683	$1,169,530
Gross profit	$212,547	$245,979	$701,102	$760,090
Adjusted gross profit	$221,736	$256,999	$725,414	$791,496
Gross margin	73.9%	77.3%	74.9%	77.6%
Adjusted gross margin	77.1%	80.7%	77.5%	80.8%
Total deferred revenue	$838,262	$1,122,060	$838,262	$1,122,060
Net cash (used in) provided by operating activities	$(36,490)	$(84,861)	$51,824	$(163,515)
Free cash flow	$(58,922)	$(117,483)	$(42,991)	$(235,588)
Non-GAAP operating expenses	$326,516	$390,259	$895,083	$1,172,912
Total end customers	13,190	16,580	13,190	16,580

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Disaggregation of revenue:
Subscription revenue	$168,447	$260,963	$452,779	$745,403
Non-portable software revenue	88,719	41,917	366,910	178,619
Hardware revenue	21,853	3,786	92,319	22,052
Professional services revenue	8,605	11,607	24,259	33,734
Total revenue	$287,624	$318,273	$936,267	$979,808

Disaggregation of billings:
Subscription billings	$224,312	$321,100	$652,692	$935,780
Non-portable software billings	88,719	41,917	366,910	178,619
Hardware billings	21,853	3,786	92,319	22,052
Professional services billings	11,143	16,704	31,081	55,131
Total billings	$346,027	$383,507	$1,143,002	$1,191,582
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $96.1 million and $269.7 million of our subscription revenue for the three and nine months ended April 30, 2019 and approximately $129.2 million and $367.9 million of our subscription revenue for the three and nine months ended April 30, 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $72.3 million and $183.1 million of our subscription revenue for the three and nine months ended April 30, 2019 and approximately $131.8 million and $377.5 million of our subscription revenue for the three and nine months ended April 30, 2020, respectively.
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
•are widely used as a measure of financial performance to understand and evaluate companies in our industry; and
•are used by management to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans, as well as to assess our actual performance against our goals.
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
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands, except percentages)
Total revenue	$287,624	$318,273	$936,267	$979,808
Change in deferred revenue, net of acquisitions	58,403	65,234	206,735	211,774
Total billings (non-GAAP)	$346,027	$383,507	$1,143,002	$1,191,582

Gross profit	$212,547	$245,979	$701,102	$760,090
Stock-based compensation	5,495	7,326	13,595	19,787
Amortization of intangible assets	3,694	3,694	10,554	11,082
Impairment of lease-related assets	—	—	—	537
Other	—	—	163	—
Adjusted gross profit (non-GAAP)	$221,736	$256,999	$725,414	$791,496

Gross margin	73.9%	77.3%	74.9%	77.6%
Stock-based compensation	1.9%	2.3%	1.5%	2.0%
Amortization of intangible assets	1.3%	1.1%	1.1%	1.1%
Impairment of lease-related assets	—%	—%	—%	0.1%
Adjusted gross margin (non-GAAP)	77.1%	80.7%	77.5%	80.8%

Operating expenses	$416,725	$476,152	$1,116,624	$1,417,659
Stock-based compensation	(89,337)	(84,770)	(219,727)	(239,350)
Amortization of intangible assets	(661)	(651)	(1,877)	(1,953)
Impairment of lease-related assets	—	—	—	(2,465)
Other	(211)	(472)	63	(979)
Operating expenses (non-GAAP)	$326,516	$390,259	$895,083	$1,172,912

Net cash (used in) provided by operating activities	$(36,490)	$(84,861)	$51,824	$(163,515)
Purchases of property and equipment	(22,432)	(32,622)	(94,815)	(72,073)
Free cash flow (non-GAAP)	$(58,922)	$(117,483)	$(42,991)	$(235,588)

The following table presents a reconciliation of subscription billings, professional services billings and software and support billings (TCV billings) to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Subscription revenue	$168,447	$260,963	$452,779	$745,403
Change in subscription deferred revenue, net of acquisitions	55,865	60,137	199,913	190,377
Subscription billings	$224,312	$321,100	$652,692	$935,780

Professional services revenue	$8,605	$11,607	$24,259	$33,734
Change in professional services deferred revenue	2,538	5,097	6,822	21,397
Professional services billings	$11,143	$16,704	$31,081	$55,131

Software revenue	$162,941	$176,970	$553,753	$564,695
Hardware revenue	21,853	3,786	92,319	22,052
Product revenue	184,794	180,756	646,072	586,747
Support, entitlements and other services revenue	102,830	137,517	290,195	393,061
Total revenue	$287,624	$318,273	$936,267	$979,808

Software and support revenue (TCV revenue) (1)	$265,771	$314,487	$843,948	$957,756
Change in software and support deferred revenue (TCV deferred revenue), net of acquisitions	58,403	65,234	206,735	211,774
Software and support billings (TCV billings) (1)	$324,174	$379,721	$1,050,683	$1,169,530

(1)Software and support revenue and billings (TCV revenue and billings) include software and support, entitlements and other services revenue and billings.
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.
Investment in Growth
We plan to, in the long term, invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as demand generation spending to increase our pipeline growth. Historically, we have significantly increased our sales and marketing personnel, which grew by approximately 34% from April 30, 2019 to April 30, 2020. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses and, as a result, our overall investments in growth and the size of our sales and marketing teams will fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2020, we considered approximately 56% of our global sales team members to be fully ramped, while the remaining approximately 44% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, may further increase, potentially significantly, the time it takes for our sales team members to become fully productive. We are focused on actively managing these realignments and potential effects.

We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have effected a global hiring pause outside of a small number of critical roles and, as a result, the overall growth in our global research and development and engineering teams will fluctuate, and may decline, from quarter to quarter in the near-term.
We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.
Transition to Subscription
Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of less than four years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years. Furthermore, our customers may, including in response to the uncertainty caused by the COVID-19 pandemic, decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.
Revenue for our solutions, whether or not sold as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Market Adoption of Our Products
The public cloud and, more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform, including our newer products outside of our core hyperconverged infrastructure ("HCI") offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads and transition toward a subscription-based business model. The broad nature of the technology shift that our enterprise cloud platform represents, the relationships our end customers have with existing IT vendors and our transition toward a subscription-based business model sometimes lead to unpredictable sales cycles, which we hope to compress and stabilize as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model and as our sales and marketing efforts evolve. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.
Leveraging Channel Partners and OEMs
We plan to continue to strengthen and expand our network of channel partners and OEMs to increase sales to both new and existing end customers. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing, in the long term, in sales enablement and co-marketing with our partners and OEMs will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel partners and OEMs.

Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2020, approximately 67% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.1x greater, or 4.5x greater excluding the value of hardware purchases, on average, than their initial order. This number increases to approximately 11.7x, or 13.2x excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2020. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
Our business and operating results will depend on our ability to retain and sell additional products to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base. Therefore, as we continue our transition, we may need to enhance our efforts to educate our end customers and as a result incur higher sales and marketing costs.
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
Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to increase the size of our global sales and marketing organizations. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses, including (i) effecting a global hiring pause outside of a small number of critical roles; (ii) implementing travel restrictions prohibiting all non-essential business travel; and (iii) postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person sales and marketing events, including our 2020 .NEXT customer and partner events and our fiscal 2021 sales kick off. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term. Additionally, as we continue our transition to a subscription-based business model, we anticipate needing to adjust the compensation structure of our sales force, which may lead to fluctuations in our commissions expense and overall sales and marketing expense as a percentage of revenue and on an absolute basis.
Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred. We expect R&D expense, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our future products and services, including our newer subscription-based products, although R&D expense may fluctuate as a percentage of total revenue and, on an absolute basis, from quarter to quarter. In addition, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have effected a global hiring pause outside of a small number of critical roles and, as a result, our R&D expense will fluctuate, and may decline, from quarter to quarter in the near-term.
General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense, in the long term, to increase in absolute dollars, particularly due to additional legal, accounting, insurance and other costs associated with our growth, although G&A expense may fluctuate as a percentage of total revenue and, on an absolute basis, from quarter to quarter. In addition, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have effected a global hiring pause outside of a small number of critical roles and, as a result, our G&A expense will fluctuate, and may decline, from quarter to quarter in the near-term.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During the three and nine months ended April 30, 2019, we recognized $7.4 million and $21.8 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes. During the three and nine months ended April 30, 2020, we recognized $7.9 million and $23.3 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the Notes.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(in thousands)
Revenue:
Product	$184,794	$180,756	$646,072	$586,747
Support, entitlements and other services	102,830	137,517	290,195	393,061
Total revenue	287,624	318,273	936,267	979,808
Cost of revenue:
Product (1)(2)	29,528	15,990	114,755	57,899
Support, entitlements and other services (1)	45,549	56,304	120,410	161,819
Total cost of revenue	75,077	72,294	235,165	219,718
Gross profit	212,547	245,979	701,102	760,090
Operating expenses:
Sales and marketing (1)(2)	245,703	299,162	655,907	895,936
Research and development (1)	137,982	141,346	371,550	418,640
General and administrative (1)	33,040	35,644	89,167	103,083
Total operating expenses	416,725	476,152	1,116,624	1,417,659
Loss from operations	(204,178)	(230,173)	(415,522)	(657,569)
Other expense, net	(3,212)	(5,640)	(10,314)	(16,543)
Loss before provision for income taxes	(207,390)	(235,813)	(425,836)	(674,112)
Provision for income taxes	2,423	4,858	1,005	13,423
Net loss	$(209,813)	$(240,671)	$(426,841)	$(687,535)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$953	$1,367	$2,523	$3,937
Support, entitlements and other services cost of revenue	4,542	5,959	11,072	15,850
Sales and marketing	35,257	33,177	81,325	92,137
Research and development	42,265	39,462	107,953	113,484
General and administrative	11,815	12,131	30,449	33,729
Total stock-based compensation expense	$94,832	$92,096	$233,322	$259,137

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,694	$10,554	$11,082
Sales and marketing	661	651	1,877	1,953
Total amortization of intangible assets	$4,355	$4,345	$12,431	$13,035

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2020	2019	2020

	(as a percentage of total revenue)
Revenue:
Product	64.2%	56.8%	69.0%	59.9%
Support, entitlements and other services	35.8%	43.2%	31.0%	40.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	10.3%	5.0%	12.2%	5.9%
Support, entitlements and other services	15.8%	17.7%	12.9%	16.5%
Total cost of revenue	26.1%	22.7%	25.1%	22.4%
Gross profit	73.9%	77.3%	74.9%	77.6%
Operating expenses:
Sales and marketing	85.4%	94.0%	70.1%	91.4%
Research and development	48.0%	44.4%	39.7%	42.7%
General and administrative	11.5%	11.2%	9.5%	10.5%
Total operating expenses	144.9%	149.6%	119.3%	144.6%
Loss from operations	(71.0)%	(72.3)%	(44.4)%	(67.0)%
Other expense, net	(1.1)%	(1.8)%	(1.1)%	(1.7)%
Loss before provision for income taxes	(72.1)%	(74.1)%	(45.5)%	(68.7)%
Provision for income taxes	0.8%	1.5%	0.1%	1.4%
Net loss	(72.9)%	(75.6)%	(45.6)%	(70.1)%

Comparison of the Three Months Ended April 30, 2019 and 2020
Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Product	$184,794	$180,756	$(4,038)	(2)%	$646,072	$586,747	$(59,325)	(9)%
Support, entitlements and other services	102,830	137,517	34,687	34%	290,195	393,061	102,866	35%
Total revenue	$287,624	$318,273	$30,649	11%	$936,267	$979,808	$43,541	5%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
U.S.	$158,263	$166,780	$8,517	5%	$519,923	$533,919	$13,996	3%
Asia Pacific	66,105	65,726	(379)	(1)%	205,115	196,851	(8,264)	(4)%
Europe, the Middle East and Africa	52,853	71,907	19,054	36%	177,260	204,301	27,041	15%
Other Americas	10,403	13,860	3,457	33%	33,969	44,737	10,768	32%
Total revenue	$287,624	$318,273	$30,649	11%	$936,267	$979,808	$43,541	5%
The decrease in product revenue for the three and nine months ended April 30, 2020 was due primarily to the decrease in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of approximately four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. For both the three and nine months ended April 30, 2019, the total average contract term was approximately 4.1 years. For both the three and nine months ended April 30, 2020, the total average contract term was approximately 3.9 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts executed during the quarter, using an assumed term of five years for life-of-device licenses.
Support, entitlements and other services revenue increased for the three and nine months ended April 30, 2020, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Cost of product revenue	$29,528	$15,990	$(13,538)	(46)%	$114,755	$57,899	$(56,856)	(50)%
Product gross margin	84.0%	91.2%			82.2%	90.1%
Cost of support, entitlements and other services revenue	$45,549	$56,304	$10,755	24%	$120,410	$161,819	$41,409	34%
Support, entitlements and other services gross margin	55.7%	59.1%			58.5%	58.8%
Total gross margin	73.9%	77.3%			74.9%	77.6%
Cost of product revenue
Cost of product revenue decreased for the three and nine months ended April 30, 2020, as compared to the prior year periods, due primarily to the decreases in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs.
Product gross margin increased by 7.2 and 7.9 percentage points for the three and nine months ended April 30, 2020, respectively, as compared to the prior year periods. The gross margin increases were due primarily to a higher mix of software revenue as we continue to focus more on software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2020, as compared to the prior year periods, due primarily to higher personnel costs, relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 30% increase in our customer support, entitlements and other services headcount from April 30, 2019 to April 30, 2020.
Support, entitlements and other services gross margin increased by 3.4 and 0.3 percentage points for the three and nine months ended April 30, 2020, respectively, as compared to the prior year periods, due primarily to personnel-related costs growing at a slower rate than support, entitlements and other services revenue.
Operating Expenses
Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Sales and marketing	$245,703	$299,162	$53,459	22%	$655,907	$895,936	$240,029	37%
Percent of total revenue	85.4%	94.0%			70.1%	91.4%
Sales and marketing expense increased for the three and nine months ended April 30, 2020 as compared to the prior year periods. The increase was due primarily to higher personnel-related costs, as our sales and marketing headcount increased by 34% from April 30, 2019 to April 30, 2020, as well as increased sales and marketing activities related to lead generation, brand awareness, promotions, trade shows and partner programs as part of our efforts to penetrate and expand in global markets.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Research and development	$137,982	$141,346	$3,364	2%	$371,550	$418,640	$47,090	13%
Percent of total revenue	48.0%	44.4%			39.7%	42.7%
R&D expense increased for the three and nine months ended April 30, 2020 as compared to the prior year periods due primarily to higher personnel-related costs, as R&D headcount increased by 15% from April 30, 2019 to April 30, 2020 in an effort to continue the expansion of our product development activities, including new products.
General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
General and administrative	$33,040	$35,644	$2,604	8%	$89,167	$103,083	$13,916	16%
Percent of total revenue	11.5%	11.2%			9.5%	10.5%
G&A expense increased for the three and nine months ended April 30, 2020 as compared to the prior year periods. The increase was due primarily to higher personnel-related costs, as G&A headcount increased by 15% from April 30, 2019 to April 30, 2020 in order to support our growing business. The increase in G&A expense was also impacted by higher depreciation and legal and outside services costs, in line with the general growth of the business.
Other Expense, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Other expense, net	$(3,212)	$(5,640)	$2,428	76%	$(10,314)	$(16,543)	$6,229	60%
Other expense, net for the three and nine months ended April 30, 2019 and 2020 was primarily related to interest expense associated with the amortization of the debt discount and issuance costs for the Notes, partially offset by interest earned on short-term investments. Other expense, net for the three and nine months ended April 30, 2020 was also impacted by higher foreign currency losses, primarily related to intercompany balances denominated in foreign currencies, as well as our increasing foreign business.
Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2019	2020	$	%	2019	2020	$	%

	(in thousands, except percentages)
Provision for income taxes	$2,423	$4,858	$2,435	100%	$1,005	$13,423	$12,418	1,236%
The increase in the income tax provision for the three and nine months ended April 30, 2020, as compared to the prior year periods, was due primarily to a one-time U.S. valuation allowance release in the first quarter of fiscal 2019 related to a business combination and a one-time tax benefit in the second quarter of fiscal 2019 related to the change in tax law, as well as an increase in foreign taxes, as we continued our global expansion.

Liquidity and Capital Resources
As of April 30, 2020, we had $262.3 million of cash and cash equivalents, $3.0 million of restricted cash and $469.8 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. We do not anticipate that we will need funds generated from foreign operations to fund our domestic operations.
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the Notes. For additional information, see Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
Due to investments in our business as well as the potential cash flow impacts resulting from our continued transition to a subscription-based business model, we expect our operating and free cash flow to continue to be negative during the next 12 months. Notwithstanding that fact, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, the impact of COVID-19 pandemic on our business, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our transition to a subscription-based business model. In the event that additional financing is required from outside sources, we may not be able to raise such financing on terms favorable or acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2019	2020

	(in thousands)
Net cash provided by (used in) operating activities	$51,824	$(163,515)
Net cash provided by (used in) investing activities	22,150	(27,152)
Net cash provided by financing activities	65,171	56,515
Net increase (decrease) in cash, cash equivalents and restricted cash	$139,145	$(134,152)
Cash Flows from Operating Activities
Net cash used in operating activities was $163.5 million for the nine months ended April 30, 2020, compared to cash provided by operating activities of $51.8 million for the nine months ended April 30, 2019. The decrease in cash provided by operating activities for the nine months ended April 30, 2020 was due primarily to our higher net loss from operations.
Cash Flows from Investing Activities
Net cash provided by investing activities of $22.2 million for the nine months ended April 30, 2019 included $460.6 million of maturities of short-term investments, partially offset by $324.6 million of short-term investment purchases, $94.8 million of purchases of property and equipment and a $19.0 million payment for an acquisition, net of cash and restricted cash acquired.
Net cash used in investing activities of $27.2 million for the nine months ended April 30, 2020 included $524.6 million of short-term investment purchases and $72.1 million of purchases of property and equipment, partially offset by $498.6 million of maturities of short-term investments and $70.9 million of sales of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $65.2 million for the nine months ended April 30, 2019 primarily consisted of $67.3 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million payment of an acquisition-related contingent consideration and a $1.0 million payment of debt in conjunction with an acquisition.
Net cash provided by financing activities of $56.5 million for the nine months ended April 30, 2020 consisted of proceeds from the sale of shares through employee equity incentive plans.

Contractual Obligations
The following table summarizes our contractual obligations as of April 30, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$575,000	$—	$—
Operating leases (undiscounted basis) (2)	181,078	41,352	87,973	47,341	4,412
Other commitments (3)	76,906	67,981	8,917	8	—
Guarantees with contract manufacturers and OEMs	121,511	91,511	30,000	—	—
Total	$954,495	$200,844	$701,890	$47,349	$4,412

(1) For additional information regarding our convertible senior notes, refer to Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2) For additional information regarding our operating leases, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Purchase obligations and other commitments pertaining to our daily business operations.
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
As of April 30, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.
Off-Balance Sheet Arrangements
As of April 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $30.6 million and $33.5 million for the nine months ended April 30, 2019 and 2020, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 842, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented certain internal controls to ensure we adequately evaluated our lease agreements and properly assessed the impact of the new lease standard on our financial statements to facilitate its adoption effective August 1, 2019. In addition, we have made some changes to certain internal controls to reflect new processes that were implemented as a result of the adoption of ASC 842.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the “Legal Proceedings” subheading in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our Class A common stock could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. The situation is changing rapidly, and additional impacts may arise that we are not currently aware of.
Risks Related to Our Business and Industry
The effects of the COVID-19 pandemic and the actions taken in response, including our own, have materially affected, and will continue to materially affect, how we and our customers and partners are operating our businesses, and the extent to which the effects of the pandemic and such actions will impact our business, financial performance, results of operations and stock price remain highly uncertain and difficult to predict.
The ongoing and rapidly evolving global outbreak of a respiratory illness caused by a novel strain of the coronavirus that was identified in late 2019 and subsequently named in February 2020 by the World Health Organization as COVID-19 (collectively with any future mutations or related strains thereof, "COVID-19") is causing significant disruptions to the flow of the economy and is putting unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have implemented numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns, which are impacting our workforce and operations, as well as those of our customers, vendors, suppliers, and partners, and which may result in a prolonged recession or depression that could further materially and adversely affect the global economy and our business.

In response to the COVID-19 pandemic, we have taken steps to protect and assist our employees, customers, vendors, suppliers, and partners, including by: temporarily closing all of our offices (including our California headquarters) around the world; encouraging our employees to work remotely; implementing travel restrictions that prohibit all non-essential business travel; postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, including our 2020 .NEXT customer and partner events, our 2020 Investor Day, and our fiscal 2021 sales kick off; and offering extended payment terms of up to 60 days to certain partners through at least June 2020. Such measures may have a significant negative impact on a number of areas of our business, including but not limited to: the productivity of our workforce, and in particular our sales and services teams; our ability to ramp newer sales teams in a fast and effective manner; our ability to obtain new and retain existing customers and partners; our win and renewal rates; our ability to collect payments from our partners in a timely manner; the efficiency of our demand generation activities; and/or our ability to maintain or increase our pipeline of potential opportunities. For example, our ability to close transactions with customers and partners, particularly new customers and partners who do not have prior experience with our solutions, may be negatively impacted, potentially significantly, as a result of such measures. Furthermore, we have taken, and expect to continue to take, additional actions to manage our operating expenses in response to the COVID-19 pandemic, including, but not limited to: implementing a 10% reduction in executive salaries, effective April 2020; pausing all merit salary increases and bonus payments; and implementing two, non-consecutive, mandatory one-week furloughs for our employees in the U.S., along with two, non-consecutive, voluntary one-week unpaid leave periods for our employees outside the U.S. We cannot predict whether such measures will be sufficient or effective at reducing our operating expenses in any given period, or whether additional actions will be required. In addition, such measures may have a material adverse impact on our business, financial performance, results of operations and the price of our Class A common stock. For instance, as a result of the current hiring pause, it may be hard for us to return to or accelerate growth in the future. Additionally, even if we decide to end the current hiring pause, it may be more difficult to effectively hire, ramp and retain a sufficient number of key employees, especially if formal or informal travel and other restrictions remain in place even after the COVID-19 pandemic has ended.
The COVID-19 pandemic and the measures taken in response to the pandemic, including our own, have already caused, and may continue to cause, various adverse effects on the global economy and our business. Those effects include, but are not limited to:
•Decisions by our customers and potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, hospitality, retail, and energy, to reduce IT spending or delay or abandon their planned or future purchases, which may reduce the demand for our solutions and/or result in extended sales cycles;
•Decisions by our customers to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our financial performance, and our cash flow in particular, when compared to historical periods;
•Our customers and partners experiencing liquidity issues or entering bankruptcy or similar proceedings, which would impact our ability to collect payments in a timely manner, if at all;
•Potential shifts in industry trends, for example, towards large public cloud providers, which may reduce the demand for our solutions;
•An inability to meet in person or otherwise effectively communicate with our current or potential customers, vendors, suppliers, and partners, which may negatively affect our current and future relationships with such customers, vendors, suppliers, and partners and our ability to generate demand for our solutions;
•Additional delays, cancellations, or changes to user and industry conferences and other marketing events relating to our solutions, including our own customer and partner events, which may negatively impact our ability to obtain new and retain existing customers, and effectively market our solutions;
•Delays or disruptions in our or our partners’ supply chains and data center operations, including delays or disruptions in procuring and shipping, or an inability to procure or ship, the hardware appliances on which our software solutions run, including our Nutanix-branded NX hardware line, which may negatively affect our ability to close transactions with our customers and partners and/or to recognize the revenue from those transactions;
•Delays or disruptions in procuring the hardware platforms on which our Xi Cloud Services solutions run, which may negatively affect our ability to provide our current and/or planned Xi Cloud Services;

•An inability to provide 24x7 worldwide support and/or replacement parts to our end customers;
•Delays or disruptions to our product roadmap, and our ability to deliver new products, features, or enhancements in a timely manner or at all;
•Increased cyberattacks and security challenges as our global employee base works remotely;
•Adoption of new laws or regulations, or changes to existing laws or regulations, including any restrictions or health and safety requirements that may be imposed if and when we start re-opening our global offices and any new or additional restrictions against immigration and travel (such as restrictions on the availability of visas or delays in the issuance of visas), which may create additional regulatory uncertainty and cause us to incur additional expenses in order to comply with, or due to delays or changes caused or mandated by, such laws or regulations and/or materially impair our ability to hire and retain skilled professionals;
•Difficulties or delays in ramping, training, and retaining new sales teams in an effective manner due in part to the inability to provide in-person trainings;
•Negative health impacts on, and resulting unavailability or reduced productivity of, our key executives or other employees as a result of such employees or their family members contracting the virus, being placed in quarantine or self-isolation, or being in jurisdictions where travel or other activities remain restricted;
•A significant and/or prolonged decline in, or increase in volatility relating to, the global financial and other capital markets, including significant and prolonged volatilities in stock prices, interest rates and exchange rates, and/or or a potential global recession or depression, which would adversely affect, potentially materially, our business and stock price, as well as our ability to access capital markets on terms favorable or acceptable to us, if at all;
•An inability to execute our business continuity plans and/or maintain our critical business processes; and
•An inability to forecast, or difficulties or delays in forecasting, our financial performance or results of operations.
The duration, scope and ultimate impact of the COVID-19 pandemic and the actions taken in response on the global economy and our business remain highly fluid, cannot be predicted with any degree of certainty, and will be highly dependent upon numerous factors, many of which are beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic and the extent and effectiveness of those actions. If we are not able to effectively respond to and manage the impact of the COVID-19 pandemic, our business, financial performance, results of operations, and the price of our Class A common stock will be negatively affected, potentially materially.
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $297.2 million, $621.2 million and $687.5 million for fiscal 2018, fiscal 2019 and the nine months ended April 30, 2020, respectively. As of April 30, 2020, we had an accumulated deficit of $2.3 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
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
In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates will become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally and to re-train our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase. In addition, we anticipate needing to adjust our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. In particular, to align with the new subscription-based business model, we plan to adjust our sales compensation structure, which is currently based primarily on total contract value, to one that is based primarily on annual contract value, which will likely cause our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. Those adjustments may negatively affect the productivity of our sales teams, cause our sales teams to prioritize shorter-term transactions, and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
Additional risks associated with our transition to a subscription-based business model include, but are not limited to:
•if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations, or may take longer to achieve than anticipated;
•potential confusion of or creation of concerns among current or prospective end customers and channel partners, including concerns regarding changes to our pricing models;
•we may be unsuccessful in implementing or maintaining subscription-based pricing models, or we may select a pricing model that is not optimal and could negatively affect adoption, renewal rates and our business results;
•our end customers may shift purchases to our lower priced subscription offerings, which could negatively affect our overall financial results;
•when purchasing multi-year term-based subscription licenses, or as a result of our anticipated sales compensation model change to one that is based primarily on annual contract value, we may see an increase in the number of customers who choose to pay for only the first year of the applicable term upfront, instead of the full term as we have seen historically, which would negatively impact our operating and free cash flows, potentially significantly, and as a result we may need to raise additional capital which we may not be able to do on terms favorable or acceptable to us, or at all;
•our relationships with existing channel partners that are accustomed to selling life-of-device licenses may be damaged, and we may be required to dedicate additional time and resources to educate our channel partners about our transition, each of which may negatively affect our business and financial results;
•if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur sales compensation costs at a higher than forecasted rate, particularly if the pace of our subscription transition is faster than anticipated;
•we may face additional and/or different financial reporting obligations, or we may choose to report our financial results using new or different metrics, either of which could increase the costs associated with our financial reporting and investor relations activities; and
•investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in financial estimates or failure to meet investor expectations.
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
Our relationships with our original equipment manufacturers (collectively, "OEMs" and, each, an "OEM") continue to shift as industry dynamics change, and our OEMs may be less willing to partner with us as an OEM or otherwise, or may begin to prioritize their own products over our solutions, as such shifts occur. For example, Dell is not just an OEM, but also a competitor of ours, and accounted for 8%, 6% and 2% of our total billings in fiscal 2018, fiscal 2019 and the nine months ended April 30, 2020, respectively. Dell owns EMC Corporation ("EMC"), as well as a majority of outstanding voting power in VMware and has and could continue to combine the Dell, EMC and VMware product portfolios into unified offerings optimized for their platforms, which would compete directly with our core solutions. Also, Dell may be more likely to promote and sell its own solutions, including those from EMC’s complementary product portfolio, over our products, or cease selling or promoting our products entirely. If Dell decides to sell its own solutions over our products, that could adversely impact our OEM sales and harm our business, operating results and prospects, and the price of our Class A common stock could decline, potentially significantly. Further, since OEM sales, including sales made by Dell, are generally recognized upon delivery, any reduction in OEM sales by any of our OEMs will have an increased impact on our reported revenue and gross margins in future periods, potentially making it more difficult for us to forecast revenue and gross margins in future quarters. Revenue from Dell accounted for approximately 9%, 7% and 4% of our total revenue in fiscal 2018, fiscal 2019 and the nine months ended April 30, 2020, respectively. Furthermore, in the normal course of business, we make commitments, which are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components, with certain of our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. Shifts in our relationships with our OEMs may negatively impact our ability to satisfy such commitments and may result in us owing additional sums to the applicable OEMs.

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
We have experienced rapid growth in prior periods and we may not be able to sustain or manage any future growth effectively.
We have expanded our overall business and operations significantly in prior periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses and, as a result, our operating expenses may fluctuate from quarter to quarter in the near-term. In addition, as we continue to grow our business in the long-term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in recent quarters, those improvements may not continue, including as a result of the actions we have taken to reduce expenses as a result of the COVID-19 pandemic, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
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
Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures related to expanding our research and development efforts, sales and marketing efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, the price of our Class A common stock may decline, potentially significantly.
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
We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:
•software providers, such as VMware, that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;
•traditional IT systems vendors, such as Cisco, Dell, HPE, Hitachi, IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;
•traditional storage array vendors, such as Dell, Hitachi and NetApp, which typically sell centralized storage products; and
•providers of public cloud infrastructure and SaaS-based offerings, such as Amazon, Google Inc. and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently acquired Red Hat and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering has competed and will likely continue to compete directly with our solutions. As a result, Dell is and will continue to be incentivized to sell its own solutions over our products.
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
We began selling our products in October 2011. We have relatively limited historical financial data, and we operate in a rapidly evolving market. Our relatively limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. Furthermore, we have transitioned our business to focus on more software-only transactions, and are in the process of shifting to a subscription-based business model in the longer-term, which may make it more difficult to project our business growth and margins. In addition, the rapidly evolving nature of the enterprise IT infrastructure market, as well as other factors beyond our control, reduces our ability to accurately forecast quarterly or annual performance. Our solutions may never reach widespread adoption, and changes or advances in technologies could adversely affect the demand for our solutions. A reduction in demand for hybrid cloud technology caused by lack of customer acceptance, technological challenges, competing technologies and solutions or otherwise would result in lower revenue growth rates than anticipated or decreased revenue, either of which could negatively impact our business, operating results and prospects. Any predictions about future revenue and expenses may not be as accurate as they would be if we had a longer operating history. We have encountered and will continue to encounter risks and difficulties associated with rapid growth and expansion and a relatively limited operating history. If we do not address these risks successfully, our business and operating results would be adversely affected, and the price of our Class A common stock could decline.
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
We have sold and anticipate selling more of our products and services as cloud-based offerings - which include offerings hosted on public cloud infrastructure as well as part of our own Nutanix Xi Cloud Services - on a ratable subscription basis. While cloud-based offerings currently make up a small portion of our business, this shift has required and will continue to require a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host, and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.
We believe our plan has certain advantages; however, it also presents a number of risks to us including, but not limited to, the following:
•arrangements entered into on a ratable subscription basis may delay when we can recognize revenue, even when compared to similar term-based subscription sales, which we currently recognize upfront, and can require up-front costs, which may be significant;
•since revenue is recognized ratably over the term of the customer agreement, any decrease in customer purchases of our ratable subscription-based products and services will not be fully reflected in our operating results until future periods. This will also make it difficult for us to increase our revenue through additional ratable subscription sales in any given period;
•cloud-based ratable subscription arrangements are generally under short-term agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their subscription at any time, even if our customers are satisfied with our cloud-based subscription products; and

•there is no assurance that the cloud-based solutions we offer on a ratable subscription basis, including new products that we may introduce, will receive broad marketplace acceptance.
If we fail to properly execute on our plan to sell more of our products and services as cloud-based offerings on a ratable subscription basis, our business and operating results would be adversely affected, and the price of our Class A common stock could decline.
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
Our growth strategy is dependent in large part upon increasing sales of our solutions to new and existing large enterprises, service providers and government entities, particularly when such sales result in large orders for our solutions. Sales to these end customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller end customers, which can act as a disincentive to our sales team to pursue these larger end customers. These risks include:
•competition from companies that traditionally target larger enterprises, service providers and government entities and that may have pre-existing relationships or purchase commitments from such end customers;
•increased purchasing power and leverage held by large end customers in negotiating contractual arrangements with us;
•more stringent requirements in our support service contracts, including demand for quicker support response times and penalties for any failure to meet support requirements; and
•longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions.
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
Our success and future growth depends to a significant degree on the skills and continued services of our executive officers and key personnel. In particular, we are highly dependent on the services of Dheeraj Pandey, our Chief Executive Officer and Chairman, who is critical to the development of our technology, future vision and strategic direction. We do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of Mr. Pandey or any of our key employees or executive officers could disrupt our business and negatively impact our operating results, prospects and future growth. Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we are headquartered. Volatility or lack of performance in the price of our Class A common stock may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.
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
As indicated above, our growth is dependent in large part on increasing our sales to large enterprises, particularly when those sales result in large orders for our solutions. In fiscal 2017, we started to segment our sales force to focus on these major accounts and large deals, and have continued to further refine this segmentation as our business changes. This process has involved hiring new, and promoting existing members of our sales team into, roles that focus on large sales to major enterprise accounts. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. The new sales processes and leadership structures for these global sales teams may also take longer than anticipated to successfully implement, further impacting productivity. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted. In response to that potential impact, in fiscal 2019 we started to further segment our sales force to separate commercial sales teams, particularly in the United States, from our enterprise sales teams, with the goal of building a focused U.S. commercial sales team to serve as a counterbalance to our enterprise sales teams. This process, which we anticipate will continue for the foreseeable future, will involve hiring new, and training existing, sales teams to focus exclusively on commercial transactions, which are typically smaller and more frequent than enterprise transactions. Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business model. As we continue with this transition to a subscription-based business model, we have adjusted and anticipate needing to further adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions. In particular, to align with the new subscription-based business model, starting in fiscal 2021 we plan to adjust our sales compensation structure, which is currently based on total contract value, to one that is based primarily on annual contract value, which will likely cause our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. These segmentation projects, business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.
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

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 23% and 12%, respectively, of our total revenue for the nine months ended April 30, 2019 and 29% and 14%, respectively, for the nine months ended April 30, 2020. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our Class A common stock would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include, but are not limited to:
•the timing and magnitude of orders, shipments and acceptance of our solutions in any quarter;
•our ability to attract new and retain existing end customers;
•disruptions in our sales channels or shifts in our relationships with important channel partners and OEMs;
•the timing of revenue recognition for our sales, the impact of which is heightened by our focus on software-only sales and ongoing transition to a subscription-based model;
•reductions in end customers’ budgets for information technology purchases;
•delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;
•fluctuations in demand and competitive pricing pressures for our solutions;
•the mix of solutions sold, including the mix between appliance and software-only sales and the mix between subscription-based and non-subscription-based transactions, and the mix of revenue between products and support, entitlements and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to a subscription-based model;
•our ability to develop, introduce and ship in a timely manner new solutions and product enhancements that meet customer requirements, and market acceptance of such new solutions and product enhancements;
•the timing of product releases or upgrades or announcements by us or our competitors;
•any change in the competitive dynamics of our markets, including consolidation or partnerships among our competitors or partners, new entrants or discounting of prices;
•the amount and timing of expenses to grow our business and the extent to which we are able to take advantage of economies of scale or to leverage our relationships with OEM or channel partners;
•the costs associated with acquiring new businesses and technologies and the follow-on costs of integrating and consolidating the results of acquired businesses;
•the amount and timing of stock-based compensation expenses;
•our ability to control the costs of our solutions and their key components, or to pass along any cost increases to our end customers;
•general economic, industry and market conditions and other events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events; and
•future accounting pronouncements and changes in accounting policies.
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

Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of April 30, 2020, we had approximately $121.5 million in the form of guarantees to our contract manufacturers related to certain components.
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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap and our other Xi Cloud Services, any undetected or unresolved errors, defects or security vulnerabilities may result in material losses or corruption of our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:
•lost revenue or lost OEM or other channel partners or end customers;
•increased costs, including warranty expense and costs associated with end customer support as well as development costs to remedy the errors or defects;
•delays, cancellations, reductions or rescheduling of orders or shipments;
•product returns or discounts; and
•damage to our reputation and brand.

In addition, we could face legal claims for breach of contract, product liability, tort or breach of warranty. While many of our contracts with end customers contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld or might not provide adequate protection if we face such legal claims. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on terms favorable or acceptable to us or at all. These product-related issues could result in claims against us and our business could be adversely impacted.
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
We derive a portion of our revenue from contracts with federal, state, local and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers, and it may be difficult for us to accurately forecast the impact of these contracts on our future operating results. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include, but are not limited to:
•public sector budgetary cycles and funding authorizations;
•changes in fiscal or contracting policies;
•decreases in available government funding;
•changes in government programs or applicable requirements;
•the adoption of new laws or regulations or changes to existing laws or regulations;
•potential delays or changes in the government appropriations or other funding authorization processes; and
•higher expenses associated with, or delays caused by, diligence and qualifying or maintaining qualification as a government vendor.
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
Our defense of intellectual property rights claims brought against us or our end customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our solutions to our end customers and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on terms favorable or acceptable to us or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union ("EU"), India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personally identifiable information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement.

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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 45%, 44% and 46% of our total revenue from our international customers based on bill-to-location for fiscal 2018 and fiscal 2019 and the nine months ended April 30, 2019 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of April 30, 2020, approximately 50% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;
•political, economic and social instability or uncertainty around the world, including the results and impact of the United Kingdom's separation from the European Union, commonly known as "Brexit";
•potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, which has been critical of existing and proposed trade agreements;
•the potential impact of tariffs or other trade restrictions imposed by, or threatened to be imposed by, the U.S. government, such as the tariffs imposed on Chinese imports to the U.S.;
•greater difficulty in enforcing contracts, judgments and arbitration awards in international courts, and in collecting accounts receivable and longer payment and collection periods;
•greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;
•risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;
•greater risk of a failure of foreign employees, partners, distributors and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the FCPA, the U.K. Bribery Act, U.S. or foreign sanctions regimes and export or import control laws and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance;
•reduced or uncertain protection for intellectual property rights in some countries;
•impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;
•increased expenses incurred in establishing and maintaining corporate entities, office space and equipment for our international operations;
•difficulties in managing and staffing international offices and increased travel, infrastructure and legal and regulatory compliance costs associated with multiple international locations, including costs related to additional regulatory reviews or audits, financial accounting and reporting obligations and international cybersecurity requirements;
•greater difficulty in identifying, attracting and retaining local experienced personnel, and the costs and expenses associated with such activities;
•the challenge of managing a development team in geographically disparate locations;
•management communication and integration problems resulting from cultural and geographic dispersion;
•differing employment practices and labor relations issues;
•fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business; and
•treatment of revenue from international sources for tax purposes and changes in tax laws, regulations or official interpretations, including being subject to foreign tax laws and being liable for paying withholding, income or other taxes in foreign jurisdictions.

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
Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, "Apache-style" licenses, "BSD-style" licenses and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including, but not limited to:
•If open source software programmers, most of whom we do not employ, do not continue to develop and enhance open source technologies, our development expenses could increase and our product release and upgrade schedules could be delayed.
•Open source software is open to further development or modification by anyone. As a result, others may develop such software to be competitive with our platform and may make such competitive software available as open source. It is also possible for competitors to develop their own solutions using open source software, potentially reducing the demand for, and putting price pressure on, our solutions.
•The licenses under which we license certain types of open source software may require that, if we modify the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses. Therefore, any improper usage of open source could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
•If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.
If we are unable to successfully address the challenges of integrating offerings based upon open source technology into our business, our business and operating results may be adversely affected and our development costs may increase.
Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues and profitability.
Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to the ongoing COVID-19 pandemic, international trade disputes, tariffs, including those imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations, taxes, or international trade agreements, elections, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as "Brexit," actual or potential government shutdowns, and other disruptions to global and regional economies and markets.

These macroeconomic challenges and uncertainties, including the COVID-19 pandemic, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.
Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a relative strengthening of the U.S. dollar could increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. In particular, the ongoing COVID-19 pandemic has caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the duration of and possibly beyond the COVID-19 pandemic. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc. increases states’ ability to assert taxing jurisdiction on out-of-state retailers could result in additional jurisdictions asserting that sales and use or other taxes apply to our products and services. The assertion that such taxes are applicable by a jurisdiction in which we do not collect such taxes could result in tax assessments, penalties and interest, to us or our end customers for the past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.
Our international operations may subject us to potential adverse tax consequences.
We have expanded and, in the long-term, anticipate continuing to expand our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

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
Certain EU and other jurisdictions have introduced anti-hybrid provisions, which came into force in EU member states on January 1, 2020 (subject to relevant derogations). The scope of these rules is wide-reaching, and can apply to disallow certain deductions for corporate tax purposes where hybrid entities exist within a company structure. These provisions may place additional burden on our management to assess the impact of the rules and potentially create additional tax costs. Separately, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our corporate structure, tax authorities may challenge how we report our transactions, which may increase our costs and impact our operations.
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
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Moreover, the TCJA eliminates the carryback and permits the indefinite carryforward of NOLs arising in tax years beginning after December 31, 2017 (whereas NOLs arising in tax years beginning on or prior to that date continue to have a two-year carryback and 20 year carryforward), and limits the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80% of current year taxable income. As a result, if we earn net taxable income, our ability to use our NOLs and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") enacted on March 27, 2020 lifts certain deduction limitations originally imposed by the TCJA. Under the CARES Act, we will be able to carryback federal NOLs to offset prior year taxable income generated in tax years beginning after December 31, 2017 and before January 1, 2021. This provision does not impact us, as we have NOLs in the applicable tax years.

Our business is subject to the risks of natural disasters (including extreme weather), man-made problems, pandemics and other major public health concerns and other similar events that may be outside of our control.
Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrests, or geopolitical turmoil), pandemics or other major public health concerns (such as the ongoing COVID-19 pandemic) and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather), man-made problems and pandemics or other major public health concerns could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.
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
We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") that have and will continue to require us to perform due diligence and disclose and report whether our solutions contain conflict minerals. Although the SEC has provided guidance with respect to a portion of the conflict mineral filing requirements that has and may continue to somewhat reduce our reporting practices, we have incurred and expect to incur additional costs to comply with these disclosure requirements, and the requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products.

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
The market price of our Class A common stock has fluctuated and may continue to fluctuate substantially. The market price of our Class A common stock depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the market prices and trading volumes of high technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•changes in financial estimates by any analysts who follow our company, including as a result of our plan to transition our business toward a subscription-based model, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•public analyst or investor reaction to our press releases, other public announcements and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes or fluctuations in our operating results;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•actual or threatened litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property or our solutions, or third-party proprietary rights;
•rumored, announced or completed acquisitions of businesses or technologies of or by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•any major changes in our management or our Board of Directors;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors which may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns (such as the ongoing COVID-19 pandemic), and other similar events, or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. For example, following our earnings release in February 2019, the price of our Class A common stock fell significantly and, as a result, multiple class action securities lawsuits have been filed against us, as well as multiple shareholder derivative claims. These securities litigation matters, as well as any additional securities litigation matters that may be instituted against us, could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of April 30, 2020, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers, and employees, and their affiliates, together hold a majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our Class A common stock, the price of our Class A common stock would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our Class A common stock or trading volume to decline, potentially significantly.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:
•our amended and restated certificate of incorporation provides for a dual class common stock structure for 17 years following the completion of our IPO;
•a classified Board of Directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•the ability of our Board of Directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, the exclusive right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;

•upon the conversion of our Class A common stock and Class B common stock into a single class of common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by the chairman of our Board of Directors, our lead independent director, our president, our secretary or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2⁄3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our Board of Directors, by majority vote, to amend our amended and restated bylaws, which may allow our Board of Directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend our amended and restated bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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

Date: June 4, 2020	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)