Form 10-K
period 2020-07-31
Nutanix, Inc.
filed 2020-09-23
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $5.9 billion, based upon the closing sale price of such stock on the NASDAQ Stock Market. The registrant has no non-voting common equity.
As of August 31, 2020, the registrant had 186,885,682 shares of Class A common stock, $0.000025 par value per share, and 15,102,453 shares of Class B common stock, $0.000025 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
As noted herein, the information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2020 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2020.

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
•our growth strategy, our ability to effectively achieve and manage our growth, and the amount, timing and impact of any investments to grow our business, including plans to increase demand generation and marketing spending, and invest in our global engineering, research and development and sales and marketing teams;
•the impact of any adjustments to our go-to-market cost structure, in particular our sales compensation structure;
•the impact of our decision to use new or different metrics, or to make adjustments to the metrics we use, to supplement our financial reporting;
•the timing, success and impact of the succession plan for our Chief Executive Officer;
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

ii

PART I
ITEM 1. Business
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ hybrid cloud and multicloud strategies. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments.
Founded in 2009, we pioneered the hyperconverged infrastructure ("HCI") category, initially combining the disparate IT silos of compute, storage and networking into a single on-premises product. As the market realized the power, scalability and customer choice that HCI provides, we continued to innovate, and Acropolis Hypervisor ("AHV") - our native, no-cost hypervisor designed to run all virtualized applications - was born. To give our customers even more choice, we engineered our software solutions to run on a variety of server platforms, decoupling our software from our Nutanix-branded hardware appliances and powering a variety of on-premises private cloud deployments; a significant step in our transition from a hardware to a software company. That transition has continued with the adoption of "cloud" as a mainstream IT paradigm, which has motivated IT professionals to move toward hybrid cloud architectures that allow businesses to simultaneously utilize a private cloud powered by Nutanix software, along with third-party public cloud infrastructures for maximum flexibility. We continue to transform our software solutions into a comprehensive enterprise cloud platform, based on web-scale engineering principles and a focus on operational simplicity, which allows our customers to power nearly any scale IT deployment. Although today our customers primarily use our enterprise cloud platform to power their on-premises private cloud deployments, our solutions also simplify the complexities of multicloud environments with a single management console for automation, cost governance and compliance. The end result will be an enterprise cloud platform that empowers our customers to unify various clouds - on-premises private, public and distributed - into one seamless cloud, allowing IT to choose the right cloud for each application.
In addition to our transition to a software-centric business model, and to provide our customers with the freedom to choose the best consumption model based on their specific business needs, we have also continued to reshape our licensing by moving toward a subscription-based business model. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Furthermore, as part of our transition to a subscription-based business model, we have commenced our transition to a sales compensation structure that is based on Annual Contract Value ("ACV"). These transitions have caused, and will continue to cause, our traditional life-of-device licensing models to become increasingly replaced by term-based licenses, providing our customers with a subscription consumption option which are portable across hybrid- and multicloud deployments. We believe that these transitions - from hardware to software solutions, and from life-of-device to subscription models - will contribute to our long-term growth, although they may have an adverse impact on our business and financial performance in the near term. In fiscal 2020, our subscription billings increased to 80.8% of total billings, up 20 percentage points from fiscal 2019, and our subscription revenue reached $1.0 billion, representing a year-over-year increase of 58.9%. In fiscal 2020, our ACV billings was $505.2 million, representing a year-over-year increase of 17.9%.
The Nutanix Cloud Platform
Leveraging the foundation of our core HCI technology, the Nutanix Cloud Platform delivers a rich set of digital HCI services, datacenter services, DevOps services, and desktop services.
Digital HCI Services
Our HCI products – composed of Acropolis ("AOS"), a software-defined platform that converges compute, storage, and networking services, Prism, our consumer-grade control plane providing management and analytics for the entire enterprise cloud platform, and Acropolis Hypervisor ("AHV"), a native, enterprise-grade hypervisor designed to run all virtualized applications – form the foundation of the Nutanix Cloud Platform.

Acropolis (AOS). AOS converges virtualization, storage, and networking services into a turnkey solution. AOS is comprised of three foundational components:
•Virtualization. AOS supports major hypervisors, including our native, no-cost AHV.
•Storage Capabilities. Building on a distributed data fabric, AOS enables robust enterprise storage services across multiple storage protocols. Storage capabilities include snapshots and cloning, performance acceleration capabilities, such as caching, data tiering and data locality and storage optimization, such as deduplication, compression and erasure coding, along with data protection and disaster recovery features.
•Networking Services. AOS provides services to visualize the network, automate common network operations, secure the network and integrate with various third-party networking and security products.
Prism. Nutanix Prism is our consumer-grade control plane providing management and analytics across the enterprise cloud platform. It delivers integrated management, robust operational analytics, self-service capabilities and one-click administration. Prism allows routine IT operations that are typically manual and cumbersome to be fully automated or completed with just one click, including capacity planning, provisioning of new resources and troubleshooting. Prism enables efficient centralized administration to manage multiple clusters within a single datacenter, or across multiple sites. Prism also offers Application Programming Interfaces ("APIs") for integration with third-party products and advanced management and orchestration of Nutanix environments.
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
Datacenter Services Solutions
The Nutanix Cloud Platform also provides the IT resources that data center professionals need to design, build and operate a cloud datacenter. This includes scale-out storage services that consolidate management of structured and unstructured data. Nutanix customers can simplify storage operations, while delivering enterprise-grade NFS and SMB files services (Nutanix Files), as well as S3-compatible object services (Nutanix Objects), at nearly any scale.
Security is designed into the Nutanix Cloud Platform, including application-centric firewall services based on advanced microsegmentation technology (Nutanix Flow) that protects applications against internal and external threats, as well as data encryption. Nutanix solutions also provide strong user authentication, authorization and access services, activity monitoring and comprehensive logging. With multiple industry security certifications, Nutanix solutions help customers across industries meet stringent security and compliance mandates.
Beyond protecting applications and data against security threats, the Nutanix Cloud Platform provides essential capabilities to maintain business continuity in the event of an IT failure, and to quickly recover from unplanned downtime. Capabilities include built-in multi-site data replication and synchronization services, orchestration runbooks, and validated integration with popular data back-up solutions. We also provide a managed, cloud-based disaster recovery service (Nutanix Xi Leap) to maintain IT operations in the event of a datacenter outage.

DevOps Services Solutions
As part of our integrated offering, we deliver services for application developers and DevOps teams to accelerate the development, testing, provisioning and scaling of applications across different cloud environments. These services include automated database management to simplify database administration and to efficiently manage database copies that proliferate in most IT environments (Nutanix Era). Also included are automation services that streamline application lifecycle management, provide self-service provisioning via an application marketplace, and deliver powerful hybrid cloud orchestration (Nutanix Calm). Our DevOps Services solutions also allow for automated deployment and management of Kubernetes clusters to simplify the provisioning, operations and lifecycle management of cloud-native environments, containerized applications and microservices (Nutanix Karbon).
Desktop Services Solutions
The Nutanix Cloud Platform provides a rich set of end-user computing ("EUC") services that can reduce the cost of delivering virtualized desktops and applications, while improving performance and scalability. Services include virtualization, file storage, security and networking for traditional VDI environments. We also provide desktop-as-a-service (Nutanix Xi Frame) to deliver virtual apps or desktops to users from multiple public cloud environments and/or an enterprises private cloud datacenter, which can be easily accessed from any browser.
Delivery of Our Solutions
The Nutanix Cloud Platform can be deployed on-premises running on a variety of qualified hardware platforms, in popular public cloud environments such as Amazon Web Services through Nutanix Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. As we continue our transition toward a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions.
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
Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. Purchases of non-portable software are typically accompanied by the purchase of a separate support and entitlement agreement. Purchases of term-based licenses and SaaS subscriptions have support and entitlements built into the license.
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

Our End Customers
Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of approximately 17,360 end customers as of July 31, 2020, including approximately 915 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. The number of end customers grew from approximately 14,180 as of July 31, 2019 to approximately 17,360 as of July 31, 2020.
Our enterprise cloud platform is primarily sold through channel partners, including distributors, resellers and OEMs, and delivered directly to our end customers. Arrow Electronics, Inc., a distributor to our end customers, represented 18%, 24% and 29% of our total revenue for fiscal 2018, 2019 and 2020, respectively. Tech Data Corporation, another distributor to our end customers, represented 13%, 13% and 14% of our total revenue for fiscal 2018, 2019 and 2020, respectively.
Growth Strategy
Key elements of our growth strategy include:
•Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full enterprise cloud platform that is designed to support a wide variety of workloads across private, public and multicloud deployments. We intend to continue to invest heavily in developing our enterprise cloud platform with new features, services and products to expand our market opportunity.
•Invest to acquire new end customers.  Since the completion of our first end customer sale in October 2011, we have grown to approximately 17,360 end customers. We intend to grow our base of end customers by continuing to invest in sales and marketing, leveraging our network of channel partners and OEMs, furthering our international expansion and extending our enterprise cloud platform to address new customer segments. One area of continued focus is increasing our sales to new, and expanding our sales to existing, large enterprise customers.
•Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific project or application deployment. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive additional purchases throughout our broader product portfolio. This land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.
•Enhanced focus on renewals. In addition to our land and expand strategy described above, as part of our transition to a subscription-based model, we have enhanced our focus on renewals, which are typically associated with lower sales costs. We have also commenced our transition to an ACV-based sales compensation structure starting in August 2020, which we expect will shorten the lengths of our contract terms, allowing us in turn to benefit from such efficiency gains associated with renewals.
•Deepen engagement with current channel and OEM partners and establish additional routes to market to enhance sales leverage. We have established meaningful channel partnerships globally and have driven strong engagement and commercial success with several major resellers and distributors. We believe that our OEM relationships can augment our routes to market to accelerate our growth and that there is a significant opportunity to grow our sales with our channel partners and OEMs. We intend to attract and engage new channel and OEM partners around the globe while also selling our standalone software for deployment on qualified hardware or a hosted service to maximize the availability of our solutions for our customers.

•Invest in rapid growth while remaining focused on our overall financial health. We intend to continue investing in our rapid growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.
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
Technology Alliances. We have developed relationships with a number of leading technology companies that help us deliver world-class solutions to our customers. Through our Technology Alliance Partner Program, our developer, application, hardware and infrastructure partners get access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones.
Marketing. We supplement our sales efforts with marketing programs that include online advertising, corporate and third-party events, demand generation activities, social media promotions, media and analyst relations and community programs. More recently, in response to the global COVID-19 pandemic, we have transformed nearly all of our in-person marketing programs into digital experiences. For example, in September 2020 we hosted our sixth annual .NEXT Conference in a completely digital format, where approximately 41,000 digital attendees registered to learn about our current and future products and solutions. We also establish deep integration with our ecosystem of third-party technology partners and engage in joint marketing activities with them. Our channel partners have joined our integrated partner program, the Nutanix Elevate Partner Program, which provides market development funds, preferred pricing through deal registration, sales enablement and product training, innovative marketing campaigns and dedicated account support. We also coordinate with our OEM partners on joint marketing activities.
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
Research and development expense was $313.8 million, $500.7 million and $554.0 million for fiscal 2018, 2019 and 2020, respectively.
Manufacturing
We do not manufacture any hardware. The Nutanix-branded NX series appliances, including those that are delivered by us, are manufactured for us based on our specifications by two manufacturers, Super Micro and Flextronics. Super Micro and Flextronics assemble and test the Nutanix-branded NX series appliances and they generally procure the components used in the NX series appliances directly from third-party suppliers. Our agreement with Super Micro was renewed in May 2020 for one year and will automatically renew for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

Backlog
We typically accept and deliver orders within a short time frame. In general, customers may cancel or reschedule orders without penalty prior to delivery, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.
Competition
We operate in the intensely competitive IT infrastructure market and compete primarily with companies that sell software to build and operate private clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:
•software providers, such as VMware, Inc. ("VMware"), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;
•traditional IT systems vendors, such as Cisco Systems, Inc. ("Cisco"), Dell, HPE, Hitachi Data Systems ("Hitachi"), IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;
•traditional storage array vendors, such as Dell, Hitachi and NetApp, Inc. ("NetApp"), which typically sell centralized storage products; and
•providers of public cloud infrastructure and SaaS-based offerings, such as Amazon.com, Inc. ("Amazon"), Google Inc. and Microsoft Corporation.
In addition, we compete against vendors of hyperconverged infrastructure products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. For example, IBM recently acquired Red Hat, Inc. ("Red Hat") and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering would also compete directly with our core solutions.
We believe the principal competitive factors in our market include:
•product features and capabilities;
•system scalability, performance and resiliency;
•management and operations, including provisioning, troubleshooting, analytics, automation and upgrades;
•total cost of ownership over the lifetime of the technology;
•product interoperability with third-party applications, infrastructure software, infrastructure systems and platforms and public clouds;
•application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•complete customer experience, including usability, support and professional services.
We believe we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution and larger and more mature intellectual property portfolios.

Intellectual Property
Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2020, we had 195 United States patents that have been issued and 263 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2031 and 2039. We also leverage open source software in most of our products.
See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.
Facilities
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 436,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Employees
We had approximately 6,170 employees worldwide as of July 31, 2020. None of our employees in the United States are represented by a labor organization or is a party to any collective bargaining arrangement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.
Information about Segment and Geographic Areas
The segment and geographic information required herein is contained in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
The ongoing and rapidly evolving COVID-19 pandemic has caused, and continues to cause, significant disruptions to the flow of the economy and is putting unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have implemented, and are continuing to implement, numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Such measures have impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, and partners, and may result in a prolonged recession or depression that could further materially and adversely affect the global economy and our business even beyond the duration of the pandemic. Furthermore, different jurisdictions are in varying stages of restrictions and have achieved varying degrees of success at controlling the spread of the pandemic, with many jurisdictions seeing a resurgence in COVID-19 cases and subsequently having to halt or reverse their reopening plans. As such, we cannot predict, with any degree of certainty, the ultimate duration and severity of the adverse effects of the COVID-19 pandemic and the measures taken in response to the pandemic on the global economy and our business, or the likelihood or frequency of future resurgence of the COVID-19 pandemic or other similar major public health concerns.
In response to the COVID-19 pandemic, we have taken steps to protect and assist our employees, customers, vendors, suppliers, and partners, including by: temporarily closing all of our offices (including our California headquarters) around the world; encouraging our employees to work remotely; implementing travel restrictions that prohibit all non-essential business travel; postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, including our 2020 .NEXT customer and partner events, our 2020 Investor Day, and our fiscal 2021 sales kick off; and offering extended payment terms of up to 60 days to certain partners through July 2020. Such measures may have a significant negative impact on a number of areas of our business, including but not limited to: the productivity of our workforce, and in particular our sales and services teams; our ability to ramp newer sales teams in a fast and effective manner; our ability to obtain new and retain existing customers and partners; our win and renewal rates; our ability to collect payments from our partners in a timely manner; the efficiency of our demand generation activities; and/or our ability to maintain or increase our pipeline of potential opportunities. For example, our ability to close transactions with customers and partners, particularly new customers and partners who do not have prior experience with our solutions, may be negatively impacted, potentially significantly, as a result of such measures. Furthermore, we have taken, and expect to continue to take, additional actions to manage our operating expenses in response to the COVID-19 pandemic, including, but not limited to: implementing a 10% reduction in executive salaries, effective April 2020; pausing all merit salary increases and bonus payments; and implementing two, non-consecutive, mandatory one-week furloughs for our employees in the U.S., along with two, non-consecutive, voluntary one-week unpaid leave periods for our employees outside the U.S., in a period spanning May to October 2020. We remain unable to predict whether such measures will be sufficient or effective at reducing our operating expenses in any given period, or whether additional actions will be required. In addition, such measures may have a material adverse impact on our business, financial performance, results of operations and the price of our Class A common stock. For instance, as a result of the current hiring pause, it may be hard for us to return to or accelerate growth in the future. Additionally, even if we decide to end the current hiring pause, it may be more difficult to effectively hire, ramp and retain a sufficient number of key employees, especially if formal or informal travel and other restrictions remain in place even after the COVID-19 pandemic has ended.
The COVID-19 pandemic and the measures taken in response to the pandemic, including our own, have already caused, and may continue to cause, various adverse effects on the global economy and our business. Those effects include, but are not limited to:
•Decisions by our customers and potential customers, particularly in industries most impacted by the COVID-19 pandemic, including transportation, hospitality, retail, energy, education, and healthcare, to reduce IT spending or delay or abandon their planned or future purchases, which may reduce the demand for our solutions and/or result in extended sales cycles;

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
•Increased cyberattacks and security challenges as our employees and those of our partners, customers and service providers work remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially beyond;
•Adoption of new laws or regulations, or changes to existing laws or regulations, including any restrictions or health and safety requirements that may be imposed if and when we start re-opening our global offices and any new or additional restrictions against immigration and travel (such as cancellations or restrictions on the availability of visas, delays in the issuance of visas or suspensions of entry), which may create additional regulatory uncertainty and cause us to incur additional expenses in order to comply with, or due to delays or changes caused or mandated by, such laws or regulations and/or materially impair our ability to hire and retain skilled professionals;
•Difficulties or delays in ramping, training, and retaining new sales teams in an effective manner due in part to the inability to provide in-person trainings;
•Negative physical and mental health impacts on, and resulting unavailability or reduced productivity of, our key executives or other employees as a result of such employees or their family members contracting the virus, being placed in quarantine or self-isolation, being in jurisdictions where travel or other activities remain restricted, or due to prolonged social isolation or distancing measures;

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
•Changes in our internal controls, policies and procedures due to remote work arrangements, which may result in significant deficiencies or material weaknesses in our internal controls in the preparation of our financial reports, and the resulting increased costs of controls and compliance oversight activities;
•An inability to execute our business continuity plans and/or maintain our critical business processes; and
•Increased quarterly fluctuations in, and an inability to forecast or difficulties or delays in forecasting, our financial performance or results of operations, as well as related impacts to any financial guidance we may issue from time to time, including any modification or withdrawal thereof.
The duration, scope and ultimate impact of the COVID-19 pandemic and the actions taken in response on the global economy and our business remain highly fluid, cannot be predicted with any degree of certainty, and will be highly dependent upon numerous factors, many of which are beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic and the extent and effectiveness of those actions. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the negative macroeconomic impacts of COVID-19 pandemic, the effectiveness and adequacy of such stimulus measures, as well as their future availability, remain uncertain. The discontinuation or reduction in scope of such stimulus measures may cause a further decline in the global macroeconomic conditions and financial hardships for our customers and partners, thereby exacerbating the adverse effects of the pandemic on our business, including those described above. If we are not able to effectively respond to and manage the impact of the COVID-19 pandemic, our business, financial performance, results of operations, and the price of our Class A common stock will be negatively affected, potentially materially.
We have a history of losses and we may not be able to achieve or maintain profitability in the future.
We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $297.2 million, $621.2 million and $872.9 million for fiscal 2018, 2019 and 2020, respectively. As of July 31, 2020, we had an accumulated deficit of $2.5 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.
Our transition to a subscription-based business model has resulted in, and may continue to result in, a compression to our topline results, and if we fail to successfully manage the transition, our business, operating results and free cash flow may be adversely affected.
We are currently transitioning to a subscription-based business model and may undergo additional business model changes in the future in order to adapt to changing market demands. Our transition to a subscription-based business model entails significant known and unknown risks and uncertainties, and we cannot assure you that we will be able to complete the transition to a subscription-based business model, or manage the transition successfully and in a timely manner. If we do not complete the transition, or if we fail to manage the transition successfully and in a timely manner, our revenues, business and operating results may be adversely affected. Moreover, we may not realize all of the anticipated benefits of the subscription transition, even if we successfully complete the transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.

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
In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates and minimizing customer churn will become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions at the time of renewal or hardware refresh. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally, and to re-train our seasoned sales employees, who have historically focused on appliance sales and selling software licenses for the life of the device, on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase.
In addition, we have adjusted, and may in the future need to further adjust, our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. In particular, to align with the new subscription-based business model, starting in fiscal 2021, we adjusted our sales compensation structure, which was previously based primarily on total contract value, to one that is based primarily on annual contract value ("ACV"), which will likely cause our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. Those adjustments may negatively affect the productivity of our sales teams, cause our sales teams to prioritize shorter-term transactions, cause a change in the mix of solutions sold and the mix of revenue among solutions sold, and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected.
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

•when purchasing multi-year term-based subscription licenses, or as a result of our recently announced sales compensation model change to one that is based primarily on ACV, we may see an increase in the number of customers who choose to pay for only the first year of the applicable term upfront, instead of the full term as we have seen historically, which would negatively impact our operating and free cash flows, potentially significantly, and as a result we may need to raise additional capital which we may not be able to do on terms favorable or acceptable to us, or at all;
•our relationships with existing channel partners that are accustomed to selling life-of-device licenses may be damaged, and we may be required to dedicate additional time and resources to educate our channel partners about our transition, each of which may negatively affect our business and financial results;
•we may see increased discounting behavior from our sales employees and, if we are unable to monitor, prevent and manage such discounting behavior successfully and in a timely manner, our business and financial results will be negatively affected;
•if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur sales compensation costs at a higher than expected sales compensation costs, particularly if the pace of our subscription transition is faster than anticipated;
•we may face additional and/or different financial reporting obligations, which could increase the costs associated with our financial reporting and investor relations activities;
•similarly to our decision to start reporting ACV billings and run-rate ACV, we may choose to supplement our financial reporting with new or different metrics, which could increase the costs associated with our financial reporting and may be difficult for investors to understand; and
•investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in analysts' financial estimates or failure to meet investor expectations.
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
Our historical financial performance, including revenue growth, may not be indicative of our future performance. For example, while we have historically experienced significant revenue growth, our total revenue growth slowed in recent periods, due in large part to our transitions from hardware to software-only sales, and from life-of-device to a subscription license model, and these transitions make it difficult to compare historical results. Similarly, while we saw improvements in our pipeline generation in recent periods as a result of our investments in sales and marketing activities, including the hiring of additional sales people, those improvements may not continue, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.
In addition, as a result of our transition toward a subscription-based model, our revenue may continue to be impacted in the short term. The revenue associated with certain subscription purchases, such as with Nutanix Xi Cloud Services, will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our historical life-of-device and term-based software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. Furthermore, such downward impact on average term lengths may be exacerbated by our recently announced transition to an ACV-based sales compensation structure. This may also make it difficult to rapidly increase our revenue in any period through additional sales.
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
In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, HPE, Dell, VMware and many smaller emerging companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an original equipment manufacturer ("OEM" and, collectively, "OEMs") or otherwise. For example, IBM recently acquired Red Hat and they may begin to prioritize selling Red Hat products instead of our products in its global consulting business. In addition, Dell owns a majority of the outstanding voting power of VMware, and a joint Dell and VMware offering has competed and will likely continue to compete directly with our solutions. As a result, Dell is and will continue to be incentivized to sell its own solutions over our products.

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
Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, networking, disaster recovery, edge computing, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. For example, improvements in hybrid cloud technologies, such as improvements in orchestration and automation tools or new or improved interoperability between historically on-premises enterprise cloud technologies with public cloud platforms, could emerge as a preferred alternative to our solutions, especially if they are introduced to the market before ours are. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premises infrastructure deployments that our platform currently primarily supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including the on-going COVID-19 pandemic, continued or accelerated decreases in the price of public cloud offerings, increased interoperability with on-premises infrastructure solutions that compete with our solutions, and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.

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
Our success and future growth depends to a significant degree on the skills and continued services of our executive officers and key personnel. In particular, we have been highly dependent on the services of Dheeraj Pandey, our Chief Executive Officer and Chairman, who plans to retire as Chief Executive Officer ("CEO"), of the Company upon the selection and appointment of the Company’s next CEO. As one of our co-founders, Mr. Pandey has been critical to the development of our technology, future vision and strategic direction, and his retirement could disrupt our business and negatively impact our operating results, prospects and future growth and cause a significant decline in the price of our Class A common stock. Furthermore, while the Company has a CEO succession plan in place, failure to successfully manage such succession plan and in particular to recruit in a timely manner, integrate and retain the successor CEO may have a material adverse impact on our operational and financial performance and future growth. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of Mr. Pandey, the successor Chief Executive Officer, or any of our key employees or executive officers could disrupt our business and negatively impact our operating results, prospects and future growth.
In addition, our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area, where we are headquartered. Volatility or lack of performance in the price of our Class A common stock may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

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
As indicated above, our growth is dependent in large part on the success of our sales force and in particular our ability to structure our sales force and sales compensation structure in a way that aligns with our growth strategy. As part of our efforts to appropriately structure and compensate our sales force such that their incentives are properly aligned with our growth strategy, we have made changes to our sales processes, sales segmentation, and leadership structures for our global sales teams and may need to make additional changes in the future. Such changes may take longer than anticipated to successfully implement, and we may not be able to realize the full benefits thereof, which may have a material adverse impact on our sales productivity as well as our business and operational results generally. In particular, as indicated above, our growth continues to be substantially dependent on our ability to increase our sales to large enterprises, particularly when those sales result in large orders for our solutions. Competition for sales employees who have the knowledge and experience necessary to effectively penetrate major enterprise accounts is fierce, and we may not be successful in hiring such employees, or hiring them on the timelines we anticipate, which will negatively impact our ability to target and penetrate major enterprise accounts. In addition, we anticipate that the sales cycles associated with major accounts will be longer than our traditional sales cycles, which will increase the time it will take our new global account managers to become fully productive. In addition, as our organization continues to focus on major accounts and large deals, the productivity of our traditional sales teams may be impacted. In fiscal 2019 we also started to further segment our sales force to separate commercial sales teams, particularly in the United States, from our enterprise sales teams, with the goal of building a focused U.S. commercial sales team to serve as a counterbalance to our enterprise sales teams. This process, which we anticipate will continue for the foreseeable future, will involve hiring new, and training existing, sales teams to focus exclusively on commercial transactions, which are typically smaller and more frequent than enterprise transactions.

Additionally, we have transitioned our business to focus primarily on software-only transactions, and are in the process of transitioning to a subscription-based business model. As we continue with this transition to a subscription-based business model, we have adjusted and anticipate needing to further adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions. In particular, to align with the new subscription-based business model, starting in fiscal 2021 we have adjusted our sales compensation structure, which was previously based on total contract value, to one that is based primarily on ACV, which will likely cause our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. These segmentation projects, business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.
We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels could adversely affect our business, operating results and cash flows.
We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEMs, value added resellers and system integrators. Our OEMs may in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.
We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 29% and 14%, respectively, of our total revenue for fiscal 2020. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.
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
•the lengths of our contract terms;
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

Because we depend on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to delays and pricing fluctuations, which would cause our business to be adversely affected.
We rely on manufacturers, including our OEM partners, to produce the hardware appliances on which our software runs, including both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product supply and timing, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks successfully and in a timely manner. For example, customers may delay their purchase of our software if they expect that the delivery of the servers on which they intend to operate the software will be delayed for many months. Furthermore, our orders for NX series appliances represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our or our end customers’ requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software will be materially delayed, which will adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.
In particular, we rely substantially on Super Micro Computer, Inc. ("Super Micro") and Flextronics Systems Limited ("Flextronics") to assemble and test the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Super Micro was renewed in May 2020 for one year and will automatically renew for successive one-year periods following the expiration of such renewal term, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. Our agreement with Flextronics expires in November 2020 and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. The agreement does not contain any minimum long-term commitment to manufacture NX-branded appliances and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change the manufacturer of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.
Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2020, we had approximately $81.2 million in the form of guarantees to our OEM partners related to certain components.

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
We enter into arrangements with certain of our OEM partners that could require us to purchase certain minimum levels of inventory, which could result in us incurring losses with respect to such inventory, and may negatively impact our business and operating results.
We enter into arrangements with certain of our OEM partners whereby the supplier will purchase certain quantities of components and allocate them exclusively for our use in our products. If we are unable to use the inventory within a specified period, we may be required to purchase the inventory, or to pay the OEM partner the difference between the price at which the OEM partner purchased the inventory and the price at which the OEM partner is ultimately able to sell the inventory to a third party. As a result, if we inaccurately or mistakenly forecast our need for any such components, or if the market price of any such components decreases after the components are purchased by an OEM partner, we may suffer losses with respect to such inventory, and our business and operating results could be adversely affected.

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
Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, such as Xi Leap and our other Xi Cloud Services, any undetected or unresolved errors, defects or security vulnerabilities may result in data unavailability, unauthorized access to, loss, corruption or other harm to our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:
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
A number of companies, both within and outside of the enterprise and cloud computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security and virtualization products. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solutions infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our solutions in the affected territories and we could incur other costs.
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
Our defense of intellectual property rights claims brought against us or our end customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could prevent us from offering our solutions to our end customers and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology, which may not be available on terms favorable or acceptable to us or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition and prospects.
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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Union ("EU"), India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes. In addition, a foreign government could require that any personally identifiable information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, California has enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. In addition, the California Privacy Rights Act ("CPRA"), which would significantly amend the CCPA and generally expand consumers’ privacy rights and protections with respect to their personal information, is on the California November 2020 ballot. We cannot yet predict the full impact of the CCPA (or potentially the CPRA if enacted) on our business or operations, but it has and may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Certain other jurisdictions, including Brazil, have adopted or are considering legislation with obligations that are similar to the GDPR.
Moreover, as a result of current and proposed data protection and privacy laws aimed at using personal data for marketing purposes, including the ePrivacy Regulation to replace the ePrivacy Directive in the European Union, we face an increased difficulty in marketing to current and potential customers, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. There also remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the EU or the European Economic Area ("EEA"), as applicable, to the United States. For example, in July 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-U.S. Privacy Shield framework ("Privacy Shield"), one of the mechanisms we use to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer upon which we rely, the standard contractual clauses, for transfers of personal data from the EU or the EEA to the U.S. This CJEU decision may lead to increased scrutiny on data transfers from the EU or the EEA to the U.S. generally and increase our liability and costs of compliance with data privacy legislation. Furthermore, we may experience a reluctance from current or prospective European customers to use our products and may find it necessary to make changes to our handling of personal data of our EEA customers.

Additionally, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, while the Data Protection Act of 2018, which implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. During the period of “transition” (i.e., until December 31, 2020), EU law will continue to apply in the United Kingdom, including the GDPR, after which the Data Protection Act will substantially convert the requirements of the GDPR into United Kingdom law. However, we cannot fully predict how the Data Protection Act and other United Kingdom data protection laws or regulations may develop in the medium to longer term, affecting how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. Beginning in 2021, the United Kingdom will be a “third country” under the GDPR. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and privacy laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.
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
We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 45% and 46% of our total revenue from our international customers based on bill-to-location for fiscal 2018, 2019 and 2020, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2020, approximately 52% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:
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

•The licenses under which we license certain types of open source software may require that, if we modify the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and on the same terms. In addition, some open source licenses appear to be permissive in that internal use of the open source software is allowed, but prohibit commercial uses, or treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper usage of open source, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
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
Our business, operations and performance are dependent in part on worldwide economic conditions and events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to the ongoing COVID-19 pandemic, international trade disputes or tensions, tariffs, including those imposed by the U.S. government on Chinese imports to the U.S., restrictions on sales and technology transfers, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, taxes, or international trade agreements, actual or potential government shutdowns, elections and any related political instability, including potential additional U.S. government shutdowns and developments resulting from the 2020 U.S. presidential election, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as "Brexit," and other disruptions to global and regional economies and markets.
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
In June 2019, the U.S. Court of Appeals for the Ninth Circuit overturned the 2015 U.S. tax court decision in Altera Corp. v. Commissioner ("Altera"). The Ninth Circuit’s opinion upholds Treasury Regulations requiring the inclusion of stock-based compensation costs under cost sharing agreements. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court. In June 2020, the U.S. Supreme Court denied certiorari in the case of Altera. We have concluded that the law remains unsettled and continue to record unrecognized tax benefit as we exclude stock-based compensation costs from our cost sharing arrangements. Any potential impact of a final adverse decision would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. We will continue to monitor developments and the potential effect on its consolidated financial statements and tax filings.
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
Certain EU and other jurisdictions have introduced anti-hybrid provisions, which came into force in EU member states on January 1, 2020 (subject to relevant derogations). The scope of these rules is wide-reaching and can apply to disallow certain deductions for corporate tax purposes where hybrid entities exist within a company structure. These provisions may place additional burden on our management to assess the impact of the rules and potentially create additional tax costs. EU countries and other jurisdictions will continue to interpret or issue additional guidance on how provisions of the anti-hybrid will be applied, which, if applicable, may materially impact our financial statements and cash flow. Separately, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our corporate structure, tax authorities may challenge how we report our transactions, which may increase our costs and impact our operations.
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
In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Moreover, the TCJA eliminates the carryback and permits the indefinite carryforward of NOLs arising in tax years beginning after December 31, 2017 (whereas NOLs arising in tax years beginning on or prior to that date continue to have a two-year carryback and 20 year carryforward), and limits the deductibility of NOLs arising in tax years beginning after December 31, 2017 to 80% of current year taxable income. As a result, if we earn net taxable income, our ability to use our NOLs and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attacks. Computer malware, viruses, social engineering (predominantly spear phishing attacks) and general hacking have become more prevalent in our industry, particularly against cloud services, and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, software bugs or vulnerabilities or coding errors, physical break-ins, employee error, malfeasance or otherwise. As we transition to offering more cloud-based solutions, such as Nutanix Xi Cloud Services, as well as those based on our partnerships with third party public cloud providers, we may increasingly be the target of cyber threats. Because the techniques used and vulnerabilities exploited to obtain unauthorized access or to sabotage systems change frequently, and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or vulnerabilities or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If any unauthorized access to or security breach of our solutions occurs, or is believed to have occurred, such an event or perceived event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose potential or existing end customers. Furthermore, a high-profile security breach suffered, or perceived to have been suffered, by an industry peer may entail a general loss of trust in our industry and thereby have a similar adverse impact on our business and financial performance as a direct breach suffered by us. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired. Additionally, actual, potential or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
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
Risks Related to Our Long-Term Debt
In January 2018, we issued $575.0 million in aggregate principal amount of 0% Convertible Senior Notes due 2023 (the "2023 Notes"), in private placements to qualified institutional buyers. We expect to issue $750.0 million in aggregate principal amount of 2.5% Convertible Senior Notes due 2026 (the "2026 Notes," together with the 2023 Notes, the "Notes") in September 2020. The 2026 Notes will bear interest at a rate of 2.50% per annum, with such interest to be paid in kind on the Notes held by Bain Capital through an increase in the principal amount of the Notes and in cash on the Notes transferred to entities not affiliated with Bain Capital. Interest on the 2026 Notes will accrue from the date of issuance and be added to the principal amount of such Notes on a semi-annual basis thereafter.

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
In connection with the pricing of the 2023 Notes, we entered into convertible note hedge transactions with one or more of the initial purchasers of the 2023 Notes and/or their respective affiliates or other financial institutions, or the option counterparties. We also entered into warrant transactions with the option counterparties pursuant to which we will sell warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any 2023 Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of the warrants.
The option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the 2023 Notes (and are likely to do so during any observation period related to a conversion of 2023 Notes or following any repurchase of 2023 Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock. In addition, if any such convertible note hedge and warrant transactions fail to become effective, the option counterparties may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.
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
We have reserved a substantial number of shares of our Class A common stock for issuance upon vesting or exercise of our equity compensation plans, upon conversion of the Notes and in relation to warrant transactions we entered into in connection with the pricing of the 2023 Notes.
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
Conversion of our Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our Class A common stock.
The conversion of some or all of our Notes, to the extent we deliver shares upon conversion thereof will dilute the ownership interests of existing stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our Class A common stock.
The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our IPO, including our directors, executive officers, and employees, and their affiliates, and significant stockholders, which will limit your ability to influence corporate matters.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As of July 31, 2020, stockholders who hold shares of Class B common stock, including our investors and our directors, executive officers and employees, and their affiliates, together hold a majority of the voting power of our outstanding capital stock. As a result, for the foreseeable future, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.
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

Item 1B. Unresolved Staff Comments
Not Applicable.
Item 2. Properties
Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 436,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.
Item 3. Legal Proceedings
The information set forth under the "Legal Proceedings" subheading in Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
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

	Fiscal 2019		Fiscal 2020
Fiscal Quarter:	High	Low	High	Low
First quarter	$61.13	$35.95	$29.51	$18.20
Second quarter	$52.23	$36.13	$37.35	$26.62
Third quarter	$54.14	$33.51	$37.42	$12.49
Fourth quarter	$42.98	$22.70	$25.35	$17.64
Our Class B common stock is not listed nor traded on any stock exchange.
Holders of Record
As of July 31, 2020, there were 122 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of July 31, 2020, there were approximately 45 stockholders of record of our Class B common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
None.

Stock Performance Graph
The following graph shows a comparison from September 30, 2016 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) through July 31, 2020 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on September 30, 2016 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

NUTANIX, INC. COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN PERFORMANCE
300
250
200
150
100
50
0
Index Value
09/30/16
07/31/17
07/31/18
07/31/19
07/31/20
Period Ending
Nutanix, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	Fiscal Year
	9/30/16	7/31/17	7/31/18	7/31/19	7/31/20
Nutanix, Inc.	$100	$57.42	$132.14	$61.35	$59.97
Nasdaq Composite Index	$100	$120.60	$147.29	$158.70	$210.72
Nasdaq Computer Index	$100	$126.39	$161.66	$180.60	$267.85
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2020.

Item 6. Selected Consolidated Financial and Other Data
The selected consolidated statement of operations data for fiscal 2018, 2019 and 2020 and the consolidated balance sheet data as of July 31, 2019 and 2020 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for fiscal 2016 and fiscal 2017 and the consolidated balance sheet data as of July 31, 2016, 2017 and 2018 were derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected consolidated financial data below should be read in conjunction with the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements and related notes included in Part II, Item 8 of this Annual Report on Form 10-K.
We adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"), effective August 1, 2017. For the fiscal years ended July 31, 2016 and 2017, we have recast certain of our financial data, as disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

	Fiscal Year Ended July 31,
	2016	2017	2018	2019	2020
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Product	$413,910	$673,297	$887,989	$832,419	$765,822
Support, entitlements and other services	89,500	172,606	267,468	403,724	541,860
Total revenue	503,410	845,903	1,155,457	1,236,143	1,307,682
Cost of revenue:
Product (1)(2)	133,541	249,393	276,127	143,078	71,312
Support, entitlements and other services (1)	37,246	77,938	109,903	161,050	215,377
Total cost of revenue	170,787	327,331	386,030	304,128	286,689
Gross profit	332,623	518,572	769,427	932,015	1,020,993
Operating expenses:
Sales and marketing (1)(2)	286,584	501,021	649,657	909,750	1,160,389
Research and development (1)	116,400	288,619	313,777	500,719	553,978
General and administrative (1)	34,265	77,341	86,401	119,587	135,547
Total operating expenses	437,249	866,981	1,049,835	1,530,056	1,849,914
Loss from operations	(104,626)	(348,409)	(280,408)	(598,041)	(828,921)
Other expense, net	(1,290)	(26,377)	(9,306)	(15,019)	(26,300)
Loss before provision for income taxes	(105,916)	(374,786)	(289,714)	(613,060)	(855,221)
Provision for income taxes	2,317	4,852	7,447	8,119	17,662
Net loss	$(108,233)	$(379,638)	$(297,161)	$(621,179)	$(872,883)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.46)	$(2.96)	$(1.81)	$(3.43)	$(4.48)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	43,970	128,296	164,091	181,031	194,719

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018	2019	2020
	(in thousands)
Cost of revenue:
Product	$391	$3,066	$2,580	$3,535	$5,334
Support, entitlements and other services	968	10,411	8,945	15,326	22,014
Total cost of revenue	1,359	13,477	11,525	18,861	27,348
Sales and marketing	8,006	78,117	65,060	107,751	126,015
Research and development	6,259	109,044	74,389	140,519	153,252
General and administrative	4,432	30,853	26,894	39,598	45,383
Total stock-based compensation expense	$20,056	$231,491	$177,868	$306,729	$351,998
During the three months ended October 31, 2016, we recorded approximately $83.0 million of stock-based compensation expense related to performance stock awards, as we determined that the performance conditions (certain liquidity events, including our IPO, and the achievement of specified performance targets) were probable of achievement.
(2)Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2016	2017	2018	2019	2020
	(in thousands)
Product cost of revenue	$—	$1,314	$5,641	$14,248	$14,777
Sales and marketing	—	915	914	2,528	2,603
Total amortization of intangible assets	$—	$2,229	$6,555	$16,776	$17,380

	As of July 31,
	2016	2017	2018	2019	2020
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$185,200	$349,053	$934,303	$908,834	$719,778
Total assets	$411,715	$738,212	$1,599,880	$1,786,042	$1,768,547
Deferred revenue (current and non-current portion)	$218,481	$369,056	$631,207	$910,044	$1,183,441
Long-term debt	$73,260	$—	$429,598	$458,910	$490,222
Preferred stock warrant liability	$9,679	$—	$—	$—	$—
Convertible preferred stock	$310,379	$—	$—	$—	$—
Total stockholders’ (deficit) equity	$(285,827)	$217,063	$326,779	$186,893	$(274,977)

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
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ hybrid cloud and multicloud strategies. We seek to provide an enterprise cloud platform that empowers our customers to unify various clouds - private, public, distributed - into one seamless cloud, allowing enterprises to choose the right cloud for each application. Our enterprise cloud platform allows enterprises to simplify the complexities of a multicloud environment with automation, cost governance and compliance.
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
We had a broad and diverse base of approximately 17,360 end customers as of July 31, 2020, including approximately 915 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 14,180 as of July 31, 2019 to approximately 17,360 as of July 31, 2020.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We continue to invest in the growth of our business, including the development of our solutions, hiring for critical roles in our global teams, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 5,340 as of July 31, 2019 to approximately 6,170 as of July 31, 2020. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have in the past also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We plan to, in the long term, invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features to build upon our technology leadership, as well as expand our global sales and marketing teams in the long term. However, as discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, in response to the ongoing and rapidly evolving COVID-19 pandemic, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.
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
In response to the COVID-19 pandemic, we have also been required – or have deemed it necessary – to take a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world; requiring our employees to work remotely; implementing travel restrictions that allow only the most essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, including our 2020 .NEXT customer and partner events, our 2020 Investor Day, and our fiscal 2021 sales kick off; and offering extended payment terms of up to 60 days to certain partners through July 2020. As a result of such actions, as well as the general effects of the COVID-19 pandemic, our business and operations have experienced and may continue to experience numerous negative impacts, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened payment terms; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. We also expect the reduced manufacturing capacity caused by the pandemic to result in increases in the prices of certain components used to manufacture such hardware platforms, which may increase the price of those hardware platforms for our end customers. The travel bans, shutdowns, social distancing restrictions and remote work policies have also made it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. Furthermore, we have taken, and expect to continue to take, a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including: effecting a global hiring pause outside of a small number of critical roles; implementing a 10% reduction in executive salaries, effective April 2020; pausing all merit salary increases and bonus payments; and implementing two, non-consecutive, mandatory one-week furloughs for our employees in the U.S., along with two, non-consecutive, voluntary one-week unpaid leave periods for our employees outside the U.S. Although the full impact of these actions is uncertain, they have resulted in a reduction in our operating expenses, including sales and marketing expenses. See the section titled "Risk Factors" in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of these actions on our business and financial performance.
The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the emerging challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands, except percentages)
Total revenue	$1,155,457	$1,236,143	$1,307,682
Year-over-year percentage increase	36.6%	7.0%	5.8%
Subscription revenue	$330,645	$648,415	$1,030,180
Software and support revenue (TCV revenue)	$898,143	$1,130,822	$1,284,227
Total billings	$1,417,484	$1,514,660	$1,580,092
Subscription billings	$581,923	$916,000	$1,276,413
Software and support billings (TCV billings)	$1,160,170	$1,409,339	$1,556,637
ACV billings	$328,811	$428,564	$505,179
Run-rate ACV	$650,166	$944,444	$1,219,965
Gross profit	$769,427	$932,015	$1,020,993
Adjusted gross profit	$786,593	$965,287	$1,063,655
Gross margin	66.6%	75.4%	78.1%
Adjusted gross margin	68.1%	78.1%	81.3%
Total deferred revenue	$631,207	$910,044	$1,183,441
Net cash provided by (used in) operating activities	$92,540	$42,168	$(159,885)
Free cash flow	$30,168	$(76,284)	$(249,373)
Non-GAAP operating expenses	$883,244	$1,239,567	$1,518,697
Total end customers	10,610	14,180	17,360

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$330,645	$648,415	$1,030,180
Non-portable software revenue	543,952	449,131	208,158
Hardware revenue	257,314	105,321	23,455
Professional services revenue	23,546	33,276	45,889
Total revenue	$1,155,457	$1,236,143	$1,307,682

Disaggregation of billings:
Subscription billings	$581,923	$916,000	$1,276,413
Non-portable software billings	543,952	449,131	208,158
Hardware billings	257,314	105,321	23,455
Professional services billings	34,295	44,208	72,066
Total billings	$1,417,484	$1,514,660	$1,580,092
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $243.9 million, $376.4 million and $508.8 million of our subscription revenue for fiscal 2018, 2019 and 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $86.7 million, $272.0 million and $521.3 million of our subscription revenue for fiscal 2018, 2019 and 2020, respectively.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor total billings, subscription billings, professional services billings, software and support billings (TCV billings), ACV billings, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:
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
Total billings is a performance measure which we believe provides useful information to investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Subscription billings and professional services billings are performance measures that we believe provide useful information to our management and investors as they allow us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. TCV billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the true growth of our software business by excluding the amounts attributable to the pass-through hardware sales that we use to deliver our solutions. ACV billings and run-rate ACV are performance measures that we believe provide useful information to our management and investors, in particular as we progress further on our subscription-based business model transition, as they allow us to better track the top-line growth of our business during our transition to a subscription-based business model because they take into account variability in term lengths. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.
Total billings, subscription billings, professional services billings, software and support billings (TCV billings), ACV billings, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, professional services billings, software and support billings (TCV billings), adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, professional services revenue, software and support revenue (TCV revenue), gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. There is no GAAP measure that is comparable to either ACV billings or run-rate ACV, so we have not reconciled either ACV billings or run-rate ACV numbers included in this Annual Report on Form 10-K to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP financial and key performance measures as follows:
Total billings — We calculate total billings by adding the change in deferred revenue, net of acquisitions, between the start and end of the period to total revenue recognized in the same period.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Subscription billings — We calculate subscription billings by adding the change in subscription deferred revenue, net of acquisitions, between the start and end of the period to subscription revenue recognized in the same period.
Professional services billings — We calculate professional services billings by adding the change in professional services deferred revenue, net of acquisitions, between the start and end of the period to professional services revenue recognized in the same period.
Software and support billings (TCV billings) — We calculate software and support billings, also referred to as TCV billings, by adding the change in software and support deferred revenue (TCV deferred revenue), net of acquisitions, between the start and end of the period to software and support revenue (TCV revenue), recognized in the same period. Software and support revenue and billings (TCV revenue and billings) include software and support, entitlements and other services revenue and billings.
ACV billings — We calculate ACV billings as the sum of the ACV for all contracts billed during the period. ACV is defined as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of the contract, using, where applicable, an assumed term of five years for contracts that do not have a specified term. As there is no GAAP measure that is comparable to ACV billings, we have not reconciled ACV billings numbers to any GAAP measure.
Run-rate ACV — We calculate run-rate ACV as the sum of ACV for all contracts that are in effect as of the end of the period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, irrespective of the periods in which we would recognize revenue for such contract. As there is no GAAP measure that is comparable to run-rate ACV, we have not reconciled run-rate ACV numbers to any GAAP measure.
Adjusted gross profit and adjusted gross margin — We calculate adjusted gross margin as adjusted gross profit divided by total revenue. We define adjusted gross profit as gross profit adjusted to exclude stock-based compensation expense, the amortization of acquired intangible assets and costs associated with other non-recurring transactions. Our presentation of adjusted gross profit should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands, except percentages)
Total revenue	$1,155,457	$1,236,143	$1,307,682
Change in deferred revenue, net of acquisitions	262,027	278,517	272,410
Total billings (non-GAAP)	$1,417,484	$1,514,660	$1,580,092

Gross profit	$769,427	$932,015	$1,020,993
Stock-based compensation	11,525	18,861	27,348
Amortization of intangible assets	5,641	14,248	14,777
Impairment of lease-related assets	—	—	537
Other	—	163	—
Adjusted gross profit (non-GAAP)	$786,593	$965,287	$1,063,655

Gross margin	66.6%	75.4%	78.1%
Stock-based compensation	1.0%	1.5%	2.1%
Amortization of intangible assets	0.5%	1.2%	1.1%
Adjusted gross margin (non-GAAP)	68.1%	78.1%	81.3%

Operating expenses	$1,049,835	$1,530,056	$1,849,914
Stock-based compensation	(166,343)	(287,868)	(324,650)
Change in fair value of contingent consideration	2,423	832	—
Amortization of intangible assets	(914)	(2,528)	(2,603)
Acquisition-related costs	(1,757)	(721)	—
Impairment of lease-related assets	—	—	(2,465)
Other	—	(204)	(1,499)
Operating expenses (non-GAAP)	$883,244	$1,239,567	$1,518,697

Net cash provided by (used in) operating activities	$92,540	$42,168	$(159,885)
Purchases of property and equipment	(62,372)	(118,452)	(89,488)
Free cash flow (non-GAAP)	$30,168	$(76,284)	$(249,373)

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The following table presents a reconciliation of subscription billings, professional services billings and software and support billings (TCV billings) to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Subscription revenue	$330,645	$648,415	$1,030,180
Change in subscription deferred revenue, net of acquisitions	251,278	267,585	246,233
Subscription billings	$581,923	$916,000	$1,276,413

Professional services revenue	$23,546	$33,276	$45,889
Change in professional services deferred revenue	10,749	10,932	26,177
Professional services billings	$34,295	$44,208	$72,066

Software revenue	$630,675	$727,098	$742,367
Hardware revenue	257,314	105,321	23,455
Product revenue	887,989	832,419	765,822
Support, entitlements and other services revenue	267,468	403,724	541,860
Total revenue	$1,155,457	$1,236,143	$1,307,682

Software and support revenue (TCV revenue) (1)	$898,143	$1,130,822	$1,284,227
Change in software and support deferred revenue (TCV deferred revenue), net of acquisitions	262,027	278,517	272,410
Software and support billings (TCV billings) (1)	$1,160,170	$1,409,339	$1,556,637

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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Investment in Growth
We plan to, in the long term, invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as demand generation spending to increase our pipeline growth. Historically, we have significantly increased our sales and marketing personnel, which grew by approximately 17% from July 31, 2019 to July 31, 2020. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses and, as a result, our overall investments in growth and the size of our sales and marketing teams will fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2020, we considered approximately 69% of our global sales team members to be fully ramped, while the remaining approximately 31% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, may further increase, potentially significantly, the time it takes for our sales team members to become fully productive. We are focused on actively managing these realignments and potential effects.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Transition to Subscription
Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of less than four years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years. In addition, starting in fiscal 2021, we are beginning to compensate our sales force based on ACV instead of total contract value, and while we expect that the shift to an ACV-based sales compensation plan will incentivize sales representatives to maximize ACV and minimize discounts, it could also further compress the average term of our subscription term-based licenses. Furthermore, our customers may, including in response to the uncertainty caused by the COVID-19 pandemic, decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.
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
Market Adoption of Our Products
The public cloud and, more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform. This includes our newer products outside of our core hyperconverged infrastructure ("HCI") offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads and transition toward a subscription-based business model. The broad nature of the technology shift that our enterprise cloud platform represents, the relationships our end customers have with existing IT vendors, and our transition toward a subscription-based business model sometimes lead to unpredictable sales cycles. We hope to compress and stabilize these sales cycles as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model, and as our sales and marketing efforts evolve. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.
Leveraging Channel Partners and OEMs
We plan to continue to strengthen and expand our network of channel partners and OEMs to increase sales to both new and existing end customers. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our partners and OEMs in the long term will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging and expanding our network of channel partners and OEMs.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of July 31, 2020, approximately 67% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 4.2x greater, or 4.6x greater excluding the value of hardware purchases, on average, than their initial order. This number increases to approximately 12.4x, or 13.9x excluding hardware, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2020. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
Our business and operating results will depend on our ability to retain and sell additional products to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base. Therefore, as we continue our transition, we may need to enhance our efforts to educate our end customers and as a result incur higher sales and marketing costs.
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
Cost of Revenue
Cost of product revenue — Cost of product revenue consists of costs paid to third-party OEM partners, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses and stock-based compensation, cloud-based costs associated with our SaaS offerings, and allocated costs, consisting of certain facilities, depreciation and amortization, recruiting and information technology costs allocated based on headcount.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% Convertible Senior Notes, due in 2023 (the "2023 Notes"), interest income related to our short-term investments and foreign currency exchange gains or losses. During fiscal 2019 and fiscal 2020, we recognized $29.3 million and $31.3 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs associated with the 2023 Notes.
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

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Revenue:
Product	$887,989	$832,419	$765,822
Support, entitlements and other services	267,468	403,724	541,860
Total revenue	1,155,457	1,236,143	1,307,682
Cost of revenue:
Product (1)(2)	276,127	143,078	71,312
Support, entitlements and other services (1)	109,903	161,050	215,377
Total cost of revenue	386,030	304,128	286,689
Gross profit	769,427	932,015	1,020,993
Operating expenses:
Sales and marketing (1)(2)	649,657	909,750	1,160,389
Research and development (1)	313,777	500,719	553,978
General and administrative (1)	86,401	119,587	135,547
Total operating expenses	1,049,835	1,530,056	1,849,914
Loss from operations	(280,408)	(598,041)	(828,921)
Other expense, net	(9,306)	(15,019)	(26,300)
Loss before provision for income taxes	(289,714)	(613,060)	(855,221)
Provision for income taxes	7,447	8,119	17,662
Net loss	$(297,161)	$(621,179)	$(872,883)

(1)Includes stock-based compensation expense as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Cost of revenue:
Product	$2,580	$3,535	$5,334
Support, entitlements and other services	8,945	15,326	22,014
Total cost of revenue	11,525	18,861	27,348
Sales and marketing	65,060	107,751	126,015
Research and development	74,389	140,519	153,252
General and administrative	26,894	39,598	45,383
Total stock-based compensation expense	$177,868	$306,729	$351,998
(2)Includes amortization of intangible assets as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Product cost of revenue	$5,641	$14,248	$14,777
Sales and marketing	914	2,528	2,603
Total amortization of intangible assets	$6,555	$16,776	$17,380

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2018	2019	2020
	(as a percentage of total revenue)
Revenue:
Product	76.9%	67.3%	58.6%
Support, entitlements and other services	23.1%	32.7%	41.4%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	23.9%	11.6%	5.4%
Support, entitlements and other services	9.5%	13.0%	16.5%
Total cost of revenue	33.4%	24.6%	21.9%
Gross profit	66.6%	75.4%	78.1%
Operating expenses:
Sales and marketing	56.2%	73.6%	88.7%
Research and development	27.2%	40.5%	42.4%
General and administrative	7.5%	9.7%	10.4%
Total operating expenses	90.9%	123.8%	141.5%
Loss from operations	(24.3)%	(48.4)%	(63.4)%
Other expense, net	(0.8)%	(1.2)%	(2.0)%
Loss before provision for income taxes	(25.1)%	(49.6)%	(65.4)%
Provision for income taxes	0.6%	0.7%	1.4%
Net loss	(25.7)%	(50.3)%	(66.8)%

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Product	$887,989	$832,419	$(55,570)	(6)%	$832,419	$765,822	$(66,597)	(8)%
Support, entitlements and other services	267,468	403,724	136,256	51%	403,724	541,860	138,136	34%
Total revenue	$1,155,457	$1,236,143	$80,686	7%	$1,236,143	$1,307,682	$71,539	6%
Total revenue by bill-to-location was as follows:

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
U.S.	$648,805	$682,340	$33,535	5%	$682,340	$706,110	$23,770	3%
Asia Pacific	240,247	271,712	31,465	13%	271,712	265,092	(6,620)	(2)%
Europe, the Middle East and Africa	224,392	238,356	13,964	6%	238,356	277,489	39,133	16%
Other Americas	42,013	43,735	1,722	4%	43,735	58,991	15,256	35%
Total revenue	$1,155,457	$1,236,143	$80,686	7%	$1,236,143	$1,307,682	$71,539	6%

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Product revenue decreased year-over-year for fiscal 2019 and fiscal 2020 due primarily to the decrease in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs. In addition, our product revenue has been impacted by our continued transition to selling subscription term-based licenses, as these licenses generally have had an average term of approximately four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. The total average contract term was approximately 4.3 years, 4.1 years and 3.8 years for fiscal 2018, 2019 and 2020, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.
Support, entitlements and other services revenue increased year-over-year for both fiscal 2019 and fiscal 2020 in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts. Our total end customer count increased from approximately 10,610 as of July 31, 2018 to approximately 14,180 as of July 31, 2019 and to approximately 17,360 as of July 31, 2020.
Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Cost of product revenue	$276,127	$143,078	$(133,049)	(48)%	$143,078	$71,312	$(71,766)	(50)%
Product gross margin	68.9%	82.8%			82.8%	90.7%
Cost of support, entitlements and other services revenue	$109,903	$161,050	$51,147	47%	$161,050	$215,377	$54,327	34%
Support, entitlements and other services gross margin	58.9%	60.1%			60.1%	60.3%
Total gross margin	66.6%	75.4%			75.4%	78.1%
Cost of product revenue
The year-over-year fluctuations in cost of product revenue are in line with the corresponding fluctuations in hardware revenue. For fiscal 2019 and fiscal 2020, as compared to the respective prior year periods, the decreases in cost of product revenue were due primarily to the decreases in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs.
Product gross margin increased by 13.9 percentage points, from 68.9% in fiscal 2018 to 82.8% in fiscal 2019, and by 7.9 percentage points, to 90.7% in fiscal 2020, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions.
Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2019 and fiscal 2020 due primarily to higher personnel-related costs, relating to growth in our global customer support organization, and other costs associated with supporting our growing end customer base. The increases in personnel-related costs were driven primarily by increases in our customer support, entitlements and other services headcount of 40% from July 31, 2018 to July 31, 2019 and 19% from July 31, 2019 to July 31, 2020.
Support, entitlements and other services gross margin increased by 1.2 percentage points, from 58.9% in fiscal 2018 to 60.1% in fiscal 2019, and by 0.2 percentage points to 60.3% in fiscal 2020, due primarily to personnel-related costs growing at a slower rate than support, entitlements and other services revenue.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Operating Expenses
Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Sales and marketing	$649,657	$909,750	$260,093	40%	$909,750	$1,160,389	$250,639	28%
Percent of total revenue	56.2%	73.6%			73.6%	88.7%
Sales and marketing expense increased year-over-year both for fiscal 2019 and fiscal 2020 due primarily to higher personnel-related costs and sales commissions, as our sales and marketing headcount increased year-over-year by 36% in fiscal 2019 and 17% in fiscal 2020, as well as increased sales and marketing activities related to demand generation, brand awareness, promotions, trade shows and partner programs as part of our efforts to penetrate and expand in global markets.
Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Research and development	$313,777	$500,719	$186,942	60%	$500,719	$553,978	$53,259	11%
Percent of total revenue	27.2%	40.5%			40.5%	42.4%
Research and development expense increased year-over-year both for fiscal 2019 and fiscal 2020 due primarily to higher personnel-related costs, including stock-based compensation expense, as our R&D headcount increased year-over-year by 27% in fiscal 2019 and 13% in fiscal 2020 in an effort to continue the expansion of our product development activities, including new products. For fiscal 2019, this increase includes additional headcount and stock-based compensation expense related to employees who joined the Company through acquisitions.
General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
General and administrative	$86,401	$119,587	$33,186	38%	$119,587	$135,547	$15,960	13%
Percent of total revenue	7.5%	9.7%			9.7%	10.4%
General and administrative expense increased year-over-year both for fiscal 2019 and fiscal 2020 due primarily to higher personnel-related costs, including stock-based compensation expense, as our G&A headcount increased year-over-year by 30% in fiscal 2019 and 10% in fiscal 2020 in order to support our growing business. The increase in G&A expense was also impacted by higher depreciation and legal and outside services costs, in line with the general growth of the business.
Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Other expense, net	$(9,306)	$(15,019)	$5,713	61%	$(15,019)	$(26,300)	$11,281	75%
The increase in other expense, net for fiscal 2019 was due primarily to interest expense associated with the amortization of the debt discount and issuance costs for the 2023 Notes, as the 2023 Notes were issued during the second quarter of fiscal 2018, partially offset by interest earned on short-term investments.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
The increase in other expense, net for fiscal 2020 was due primarily to higher foreign currency losses, primarily related to operating expenses denominated in foreign currencies and our increasing foreign business. The increase in other expense, net was also impacted by lower interest income due primarily to sales of investments during fiscal 2020.
Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2018	2019	$	%	2019	2020	$	%
	(in thousands, except percentages)
Provision for income taxes	$7,447	$8,119	$672	9%	$8,119	$17,662	$9,543	118%
The year-over-year increase in the provision for income taxes in fiscal 2019 and fiscal 2020 was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion. The provision for income taxes in fiscal 2019 was partially offset by a one-time U.S. valuation allowance release related to a business combination and a one-time tax benefit related to the change in tax law. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.
Liquidity and Capital Resources
As of July 31, 2020, we had $318.7 million of cash and cash equivalents, $3.3 million of restricted cash and $401.0 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the 2023 Notes. For additional information, see Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
On August 26, 2020, we entered into an investment agreement (the "Investment Agreement") with BCPE Nucleon (DE) SPV, LP ("Bain") relating to the issuance and sale to Bain of $750 million in an initial aggregate principal amount of 2.5% Convertible Senior Notes due 2026. The transactions contemplated by the Investment Agreement are expected to close on or prior to September 24, 2020, subject to satisfaction of the customary closing conditions set forth in the Investment Agreement. For additional details, refer to Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Net cash provided by (used in) operating activities	$92,540	$42,168	$(159,885)
Net cash (used in) provided by investing activities	(503,555)	(16,850)	24,559
Net cash provided by financing activities	578,616	67,104	57,797
Net increase (decrease) in cash, cash equivalents and restricted cash	$167,601	$92,422	$(77,529)
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
Cash Flows from Operating Activities
Net cash generated from operating activities was $92.5 million and $42.2 million and net cash used in operating activities was $159.9 million for fiscal 2018, 2019 and 2020, respectively, representing an increase of $77.8 million and decreases of $50.4 million and $202.1 million, respectively, as compared to the respective prior year periods. The generation of cash during fiscal 2018 and 2019 was due primarily to increasing billings and collections, partially offset by higher operating expenses as we continue to invest in the long-term growth of our business. The use of cash during fiscal 2020 was due primarily to our higher net loss from operations.
Cash Flows from Investing Activities
Net cash used in investing activities of $503.6 million for fiscal 2018 primarily consisted of $716.4 million of short-term investment purchases, using a significant portion of the proceeds from the 2023 Notes, $62.4 million of purchases of property and equipment and $22.2 million of net payments for business combinations, partially offset by $297.5 million of maturities of short-term investments.
Net cash used in investing activities of $16.9 million for fiscal 2019 primarily consisted of $468.1 million of short-term investment purchases, $118.5 million of purchases of property and equipment and $19.0 million of net payments for business combinations, partially offset by $588.8 million of maturities of short-term investments.
Net cash provided by investing activities of $24.6 million for fiscal 2020 primarily consisted of $645.8 million of maturities of short-term investments and $75.4 million of sales of short-term investments, partially offset by $607.2 million of short-term investment purchases and $89.5 million of purchases of property and equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities of $578.6 million for fiscal 2018 primarily consisted of $563.6 million of net proceeds from the 2023 Notes, after deducting the initial purchasers' discount and debt issuance costs, $88.0 million of proceeds from the sale of the warrants in connection with the 2023 Notes and $72.0 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by $143.2 million of cash used to purchase bond hedges in connection with the 2023 Notes and a $1.7 million debt payment in conjunction with a business combination.
Net cash provided by financing activities of $67.1 million for fiscal 2019 primarily consisted of $69.2 million of net proceeds from the sale of shares through employee equity incentive plans, partially offset by a $1.0 million acquisition-related contingent consideration payment and a $1.0 million debt payment in conjunction with a business combination.

NUTANIX, INC.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)
Net cash provided by financing activities of $57.8 million for fiscal 2020 consisted of proceeds from the sale of shares through employee equity incentive plans.
Contractual Obligations
The following table summarizes our contractual obligations as of July 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,000	$—	$575,000	$—	$—
Operating leases (undiscounted basis) (2)	182,585	46,007	94,272	38,113	4,193
Other commitments (3)	62,453	59,722	2,131	600	—
Guarantees with OEMs	81,215	51,215	30,000	—	—
Total	$901,253	$156,944	$701,403	$38,713	$4,193

(1)For additional information regarding our convertible senior notes, refer to Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)For additional information regarding our operating leases, refer to Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3)Purchase obligations and other commitments pertaining to our daily business operations.
From time to time, in the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.
As of July 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
As of July 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $31.2 million, $38.4 million and $46.1 million for fiscal 2018, 2019 and 2020, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nutanix, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders' equity (deficit), and cash flows, for each of the three years in the period ended July 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 23, 2020 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $765.8 million and support, entitlements, and other services was $541.9 million for the year ended July 31, 2020.
Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:
•Determination of whether promised goods or services, such as hardware and software licenses, are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.

•Determination of standalone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•Determination of the timing of when revenue is recognized for each distinct performance obligation either over time or at a point in time.
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
•We tested the effectiveness of controls related to the identification of distinct performance obligations, determination of the standalone selling prices, and the determination of the timing of revenue recognition.
•We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.
•We selected a sample of recorded revenue transactions and performed the following procedures:
–Obtaining and reading customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
–Evaluating management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying master agreement and any related amendments.
–Testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
•For a selection of arrangements with original equipment manufacturers (“OEMs”), we confirmed accounts receivable and total billings as of and for the year ended July 31, 2020, respectively, directly with the OEM. In addition, we confirmed a sample of individual revenue orders for the year ended July 31, 2020, to evaluate the accuracy of management’s records.
•We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:
–Assessing the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices.
–Testing the completeness and accuracy of the source data utilized in management’s calculations.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 23, 2020

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Nutanix, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2020, of the Company and our report dated September 23, 2020, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 23, 2020

NUTANIX, INC.
CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2019	2020
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$396,678	$318,737
Short-term investments	512,156	401,041
Accounts receivable, net of allowance of $379 and $804 as of July 31, 2019 and 2020	245,475	242,516
Deferred commissions—current	46,238	68,694
Prepaid expenses and other current assets	74,665	63,032
Total current assets	1,275,212	1,094,020
Property and equipment, net	136,962	143,172
Operating lease right-of-use assets (1)	—	127,326
Deferred commissions—non-current	107,474	146,834
Intangible assets, net	66,773	49,392
Goodwill	185,180	185,260
Other assets—non-current	14,441	22,543
Total assets	$1,786,042	$1,768,547
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$74,047	$54,029
Accrued compensation and benefits	99,804	109,109
Accrued expenses and other current liabilities (1)	28,797	25,924
Deferred revenue—current	396,667	534,572
Operating lease liabilities—current (1)	—	36,569
Total current liabilities	599,315	760,203
Deferred revenue—non-current	513,377	648,869
Operating lease liabilities—non-current (1)	—	116,794
Convertible senior notes, net	458,910	490,222
Other liabilities—non-current (1)	27,547	27,436
Total liabilities	1,599,149	2,043,524
Commitments and contingencies (Note 8)

NUTANIX, INC.
CONSOLIDATED BALANCE SHEETS

Stockholders’ equity (deficit):
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2019 and 2020; no shares issued and outstanding as of July 31, 2019 and 2020	—	—
Common stock, par value of $0.000025 per share— 1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2019 and 2020; 188,595 (168,155 Class A, 20,440 Class B) and 201,949 (186,846 Class A, 15,103 Class B) shares issued and outstanding as of July 31, 2019 and 2020	5	5
Additional paid-in capital	1,835,528	2,245,180
Accumulated other comprehensive income	669	2,030
Accumulated deficit	(1,649,309)	(2,522,192)
Total stockholders’ equity (deficit)	186,893	(274,977)
Total liabilities and stockholders’ equity (deficit)	$1,786,042	$1,768,547

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

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands, except per share data)
Revenue:
Product	$887,989	$832,419	$765,822
Support, entitlements and other services	267,468	403,724	541,860
Total revenue	1,155,457	1,236,143	1,307,682
Cost of revenue:
Product	276,127	143,078	71,312
Support, entitlements and other services	109,903	161,050	215,377
Total cost of revenue	386,030	304,128	286,689
Gross profit	769,427	932,015	1,020,993
Operating expenses:
Sales and marketing	649,657	909,750	1,160,389
Research and development	313,777	500,719	553,978
General and administrative	86,401	119,587	135,547
Total operating expenses	1,049,835	1,530,056	1,849,914
Loss from operations	(280,408)	(598,041)	(828,921)
Other expense, net	(9,306)	(15,019)	(26,300)
Loss before provision for income taxes	(289,714)	(613,060)	(855,221)
Provision for income taxes	7,447	8,119	17,662
Net loss	$(297,161)	$(621,179)	$(872,883)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.81)	$(3.43)	$(4.48)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	164,091	181,031	194,719

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Net loss	$(297,161)	$(621,179)	$(872,883)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(896)	1,671	1,361
Comprehensive loss	$(298,057)	$(619,508)	$(871,522)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(in thousands)
Balance - July 31, 2017	154,637	$4	$948,134	$(106)	$(730,969)	$217,063
Issuance of common stock through employee equity incentive plans, net of repurchases	14,493	—	33,037	—	—	33,037
Issuance of common stock from ESPP purchase	2,418	—	39,009	—	—	39,009
Issuance of common stock in connection with business combinations	1,310	—	63,780	—	—	63,780
Vesting of early exercised stock options	—	—	681	—	—	681
Stock-based compensation	—	—	177,868	—	—	177,868
Equity component of convertible senior notes, net	—	—	148,598	—	—	148,598
Purchase of bond hedges related to the convertible senior notes	—	—	(143,175)	—	—	(143,175)
Sale of warrants related to the convertible senior notes	—	—	87,975	—	—	87,975
Other comprehensive loss	—	—	—	(896)	—	(896)
Net loss	—	—	—	—	(297,161)	(297,161)
Balance - July 31, 2018	172,858	4	1,355,907	(1,002)	(1,028,130)	326,779
Issuance of common stock through employee equity incentive plans	11,272	—	12,187	—	—	12,187
Issuance of common stock from ESPP purchase	2,008	1	57,217	—	—	57,218
Issuance of common stock in connection with a business combination	2,457	—	103,305	—	—	103,305
Stock-based compensation	—	—	306,729	—	—	306,729
Vesting of early exercised stock options	—	—	183	—	—	183
Other comprehensive income	—	—	—	1,671	—	1,671
Net loss	—	—	—	—	(621,179)	(621,179)
Balance - July 31, 2019	188,595	5	1,835,528	669	(1,649,309)	186,893
Issuance of common stock through employee equity incentive plans	10,034	—	7,024	—	—	7,024
Issuance of common stock from ESPP purchase	3,320	—	50,630	—	—	50,630
Stock-based compensation	—	—	351,998	—	—	351,998
Other comprehensive income	—	—	—	1,361	—	1,361
Net loss	—	—	—	—	(872,883)	(872,883)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Cash flows from operating activities:
Net loss	$(297,161)	$(621,179)	$(872,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,302	77,612	93,773
Stock-based compensation	177,868	306,729	351,998
Amortization of debt discount and issuance cost	14,685	29,313	31,313
Change in fair value of contingent consideration	(2,423)	(832)	—
Operating lease cost, net of accretion	—	—	30,374
Impairment of lease-related assets	—	—	3,002
Other	(962)	(2,786)	324
Changes in operating assets and liabilities:
Accounts receivable, net	(79,273)	15,704	4,334
Deferred commissions	(40,852)	(39,333)	(61,816)
Prepaid expenses and other assets (1)	(37,374)	(12,037)	10,089
Accounts payable	(16,469)	13,508	(16,574)
Accrued compensation and benefits	27,877	14,406	18,765
Accrued expenses and other liabilities	34,295	(17,454)	3,400
Operating leases, net	—	—	(28,394)
Deferred revenue	262,027	278,517	272,410
Net cash provided by (used in) operating activities (1)	92,540	42,168	(159,885)
Cash flows from investing activities:
Purchases of investments	(716,417)	(468,144)	(607,194)
Maturities of investments	297,461	588,763	645,828
Sales of investments	—	—	75,413
Purchases of property and equipment	(62,372)	(118,452)	(89,488)
Payments for business combinations, net of cash and restricted cash acquired	(22,227)	(19,017)	—
Net cash (used in) provided by investing activities	(503,555)	(16,850)	24,559
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans, net of repurchases	72,010	69,210	57,797
Payment of contingent consideration associated with a business combination	—	(1,040)	—
Payment of debt in conjunction with business combinations	(1,696)	(991)	—
Proceeds from issuance of convertible senior notes, net	563,587	(75)	—
Payments for convertible note hedges	(143,175)	—	—
Proceeds from issuance of warrants	87,975	—	—
Payments of offering costs	(85)	—	—
Net cash provided by financing activities	578,616	67,104	57,797
Net increase (decrease) in cash, cash equivalents and restricted cash (1)	$167,601	$92,422	$(77,529)

NUTANIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Cash, cash equivalents and restricted cash—beginning of period (1)	139,497	307,098	399,520
Cash, cash equivalents and restricted cash—end of period (1)	$307,098	$399,520	$321,991
Restricted cash (1)(2)	1,123	2,842	3,254
Cash and cash equivalents—end of period	$305,975	$396,678	$318,737

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,116	$28,999	$16,625
Supplemental disclosures of non-cash investing and financing information:
Issuance of common stock for business combinations	$63,780	$103,305	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$13,444	$8,074	$4,630
Vesting of early exercised stock options	$681	$183	$—

(1)During the first quarter of fiscal 2019, we adopted Accounting Standards Update ("ASU") No. 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. We adopted the standard retrospectively for the prior period presented. Our adoption of ASU 2016-18 did not have any significant impact on our consolidated statements of cash flows.
(2)Included within other assets—non-current in the consolidated balance sheets.

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
We provide a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ hybrid cloud and multicloud strategies. We seek to provide an enterprise cloud platform that empowers our customers to unify various clouds - private, public, distributed - into one seamless cloud, allowing enterprises to choose the right cloud for each application. Our enterprise cloud platform allows enterprises to simplify the complexities of a multicloud environment with automation, cost governance and compliance. Our solutions are primarily sold through channel partners, including distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for doubtful accounts; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our OEMs; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of operating right-of-use assets and lease liabilities; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
In response to the ongoing and rapidly evolving COVID-19 pandemic, we considered the impact of the estimated economic implications on our critical and significant accounting estimates, including assessment of collectibility of customer contracts, valuation of accounts receivable, provision for purchase commitments to our OEMs and impairment of long-lived assets, right-of-use assets, and deferred commissions.
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
Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2018, 2019 and 2020, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of July 31,
	Fiscal Year Ended July 31,
Partners	2018	2019	2020	2019	2020
Partner A	18%	24%	29%	27%	33%
Partner B	13%	13%	14%	18%	16%
Partner C	10%	10%	(1)	(1)	(1)
Partner D	20%	10%	(1)	(1)	(1)

(1)Less than 10%
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
Fair Value Measurement
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the 0% Convertible Senior Notes, due in January 2023 (the "2023 Notes") is determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period.
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
The changes in the allowance for doubtful accounts are as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Allowance for doubtful accounts—beginning balance	$132	$815	$379
Charged to allowance for doubtful accounts	815	437	822
Recoveries	—	(290)	(22)
Write-offs	(132)	(583)	(375)
Allowance for doubtful accounts—ending balance	$815	$379	$804
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
Leases
We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our consolidated balance sheet as of July 31, 2020. We did not have any material financing leases in the periods presented.
Operating lease right-of-use assets ("ROU assets") represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of fixed payments under the arrangement, less any lease incentives, such as rent holidays. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance, property taxes and utilities. We use an estimate of our incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842"), we used the IBR as of August 1, 2019. Our lease terms may include renewal options, which are not included in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Lease costs are recognized on a straight-line basis as operating expenses within our consolidated statements of operations. We present lease payments within cash flows from operations within the consolidated statements of cash flows.
For our operating leases, we elected to account for lease and non-lease components as a single lease component. Additionally, we do not record leases on the consolidated balance sheet that have a lease term of 12 months or less at the lease commencement date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, as of May 1 of each year. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (i) a significant adverse change in legal factors or in the business climate; (ii) a substantial decline in our market capitalization; (iii) an adverse action or assessment by a regulator; (iv) unanticipated competition; (v) loss of key personnel; (vi) a more likely-than-not expectation of the sale or disposal of a reporting unit or a significant portion thereof; (vii) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (viii) testing for recoverability of a significant asset group within a reporting unit; or (ix) a higher discount rate used in the impairment analysis as impacted by an increase in interest rates.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2018, 2019 or 2020.
Revenue Recognition
The core principle of ASC 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:
•Identification of the contract, or contracts, with a customer — A contract with a customer exists when (i) we enter into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and (iii) we determine that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. We apply judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.
•Identification of the performance obligations in the contract — Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, we apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
•Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer.
•Allocation of the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price ("SSP"). We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when, or as, performance obligations are satisfied — We satisfy performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer. For additional details on revenue recognition, refer to Note 3 of Notes to Consolidated Financial Statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Payment terms on invoiced amounts are typically 30-45 days. The balance of accounts receivable, net of allowance for doubtful accounts, as of July 31, 2019 and 2020 is presented in the accompanying consolidated balance sheets.
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
Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our consolidated statements of operations.
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
Warranties
We generally provide a one-year warranty on hardware sold by us and a 90-day warranty on software licenses. The hardware warranty provides for parts replacement for defective components and the software warranty provides for bug fixes. With respect to the hardware warranty obligation, we have a warranty agreement with our contract manufacturers under which the OEMs are generally required to replace defective hardware within three years of shipment. Furthermore, our post-contract customer support ("PCS") agreements provide for the same parts replacement that customers are entitled to under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the customers’ critical business applications. Substantially all customers purchase PCS agreements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Given the warranty agreement with our OEMs and considering that substantially all products are sold together with PCS agreements, we generally have very limited exposure related to warranty costs and therefore no warranty reserve has been recognized.
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
Foreign Currency
The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2018, 2019 and 2020, we recognized foreign currency losses of $3.6 million, $2.5 million and $9.4 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Advertising Costs
Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. During the fiscal years ended July 31, 2018, 2019 and 2020, advertising expense was $14.6 million, $26.7 million and $38.7 million, respectively.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued ASC 842, which requires the recognition of ROU assets and lease liabilities on the consolidated balance sheets and additional disclosures around key information about leasing arrangements. We adopted the standard effective August 1, 2019, using a modified retrospective transition method. As a result, our consolidated balance sheet as of July 31, 2019 was not restated and continued to be reported under the previous lease standard ("ASC 840"), and is therefore not comparative. We elected the package of practical expedients permitted under the transition guidance, which allowed us to not reassess whether existing arrangements contain leases, not reassess lease classification and not reassess initial direct costs. The standard had a material impact on our consolidated balance sheet, but did not have an impact on our consolidated statement of operations or cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. We recognized ROU assets and lease liabilities of $120.2 million and $142.1 million, respectively, on our consolidated balance sheet on August 1, 2019, which included reclassifying lease incentives, prepaid rent and deferred rent as components of the ROU asset. The difference between the total ROU assets and total lease liabilities recorded as of August 1, 2019 was due primarily to the derecognition of deferred rent liabilities that were included in accrued expenses and other current liabilities and other liabilities—non-current in our consolidated balance sheet as of July 31, 2019. The operating lease ROU asset also includes any lease payments made prior to commencement date and excludes lease incentives. Refer to Note 7 for additional details.
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides companies with an option to reclassify stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. We adopted the new standard effective August 1, 2019 and the adoption had no impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarify and amend existing guidance. The new standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted, including interim reporting periods within those fiscal years. We early adopted the new standard effective November 1, 2019 and the adoption had no impact in our consolidated financial statements.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"). Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. ASU 2020-06 is effective for us in the first quarter of fiscal 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. As such, we can early adopt this standard beginning in the first quarter of fiscal 2022. We are currently evaluating the potential impact of adoption of this guidance on our consolidated financial statements.
NOTE 2. BUSINESS COMBINATIONS
We completed one acquisition in fiscal 2019. We did not complete any acquisitions in fiscal 2020. The purchase price allocation for the fiscal 2019 acquisition, discussed in detail below, reflects various fair value estimates and analyses, including certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes and goodwill, which were subject to change within the measurement period as preliminary valuations were finalized. Measurement period adjustments are recorded in the reporting period in which the estimates are finalized and adjustment amounts are determined. We determined the fair values of the intangible assets with the assistance of a valuation firm. The estimation of the fair value of the intangible assets required the use of valuation techniques and entailed consideration of all the relevant factors that might affect the fair value, such as present value factors and estimates of future revenues and costs.
Our consolidated financial statements for the fiscal years ended July 31, 2019 and 2020 include the operations of the acquired company from the date the deal closed. Pro forma results of operations have not been presented because they are not material to our consolidated financial statements. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The goodwill recognized in this acquisition is primarily attributable to the synergies expected from the expanded market opportunities with our offerings and the knowledgeable and experienced workforce that joined us as part of the acquisition. Goodwill will not be amortized, but will instead be tested for impairment annually, or more frequently if certain indicators of impairment are present.
Mainframe2, Inc.
On August 24, 2018, we completed the acquisition of Mainframe2, Inc. ("Frame"), a privately held Delaware corporation with its principal offices in San Mateo, California ("Frame Acquisition"). Frame provides a cloud-based Windows desktop and application delivery service. The aggregate purchase price of approximately $130.0 million consisted of approximately $26.7 million in cash and 1,813,321 shares of our Class A common stock, with an aggregate fair value of approximately $103.3 million. The fair value of the shares of common stock issued was determined to be $56.97 per share, the closing price of our stock on August 24, 2018. Certain portions of the consideration for the acquisition, both cash and shares of our Class A common stock, were placed in escrow to secure the indemnification obligations of certain Frame security holders.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The purchase price allocation primarily included approximately $97.3 million of goodwill and $38.2 million of intangible assets, including $31.8 million related to developed technology and $2.2 million related to customer relationships, which are being amortized over an estimated economic life of five years, and $4.2 million related to trade name, which is being amortized over an estimated economic life of four years. Goodwill was not deductible for income tax purposes.
Acquisition-related costs were expensed as incurred as general and administrative expenses on our consolidated statement of operations. We recognized approximately $1.1 million of acquisition-related costs in connection with the Frame Acquisition.
The following table presents the aggregate purchase price allocation related to the Frame acquisition:

As of July 31, 2019
(in thousands)
Goodwill	$97,328
Amortizable intangible assets	38,180
Tangible assets acquired	10,811
Liabilities assumed	(16,293)
Total consideration	$130,026

NOTE 3. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. Software can be delivered separately or on a configured-to-order appliance. When the software is not portable to other appliances, it generally has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, are typically sold through Partners and can be purchased from one of our OEMs or in some cases directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Subscription	$330,645	$648,415	$1,030,180
Non-portable software	543,952	449,131	208,158
Hardware	257,314	105,321	23,455
Professional services	23,546	33,276	45,889
Total revenue	$1,155,457	$1,236,143	$1,307,682
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
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $243.9 million, $376.4 million and $508.8 million of our subscription revenue for fiscal 2018, 2019 and 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $86.7 million, $272.0 million and $521.3 million of our subscription revenue for fiscal 2018, 2019 and 2020, respectively.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2018	$631,207	$114,379
Additions	682,241	158,062
Revenue/commissions recognized	(403,724)	(118,729)
Assumed in a business combination	320	—
Balance as of July 31, 2019	910,044	153,712
Additions	815,257	233,917
Revenue/commissions recognized	(541,860)	(172,101)
Balance as of July 31, 2020	$1,183,441	$215,528
During the fiscal year ended July 31, 2019, we recognized revenue of approximately $275.0 million pertaining to amounts deferred as of July 31, 2018. During the fiscal year ended July 31, 2020, we recognized revenue of approximately $371.8 million pertaining to amounts deferred as of July 31, 2019.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.2 billion as of July 31, 2020, of which we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.
NOTE 4. FAIR VALUE MEASUREMENTS
The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value as follows:
•Level I — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
•Level II — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and
•Level III — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2019
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$33,156	$—	$—	$33,156
Commercial paper	—	103,029	—	103,029
U.S. government securities	—	119,933	—	119,933
Corporate bonds	—	9,996	—	9,996
Short-term investments:
Corporate bonds	—	354,549	—	354,549
Commercial paper	—	92,851	—	92,851
U.S. government securities	—	64,756	—	64,756
Total measured at fair value	$33,156	$745,114	$—	$778,270
Cash				130,564
Total cash, cash equivalents and short-term investments				$908,834

	As of July 31, 2020
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$142,936	$—	$—	$142,936
Commercial paper	—	8,999	—	8,999
Short-term investments:
Corporate bonds	—	345,265	—	345,265
Commercial paper	—	29,702	—	29,702
U.S. government securities	—	26,074	—	26,074
Total measured at fair value	$142,936	$410,040	$—	$552,976
Cash				166,802
Total cash, cash equivalents and short-term investments				$719,778

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the 2023 Notes. Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2019		As of July 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
Convertible senior notes, net	$458,910	$527,275	$490,222	$529,385
The carrying value of the 2023 Notes as of July 31, 2019 and 2020 was net of the unamortized debt discount of $110.0 million and $80.3 million, respectively, and unamortized debt issuance costs of $6.1 million and $4.5 million, respectively.
The total estimated fair value of the 2023 Notes was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes to be a Level 2 measurement due to the limited trading activity.
NOTE 5. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. As of July 31, 2019 and 2020, unrealized gains and losses from our short-term investments were not material. As of July 31, 2019 and 2020, unrealized losses from securities that were in an unrealized loss position for more than 12 months were not material. Unrealized losses related to our short-term investments are due to interest rate fluctuations, as opposed to credit quality. As a result, at July 31, 2019 and 2020, we did not record any other-than-temporary impairments for these investments.
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2020
(in thousands)
Due within one year	$298,074
Due in one to two years	102,967
Total	$401,041
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2019	2020
	(in thousands)
Prepaid operating expenses	$37,864	$31,690
Tenant improvement allowance receivables	—	8,557
VAT receivables	5,068	8,381
Prepaid income taxes	19,690	—
Other current assets	12,043	14,404
Total prepaid expenses and other current assets	$74,665	$63,032

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The decrease in prepaid expenses and other current assets from July 31, 2019 to July 31, 2020 was due primarily to the receipt of an $18.0 million corporate income tax refund in the first quarter of fiscal 2020, partially offset by the addition of $8.6 million of tenant improvement allowances, which are recorded within prepaid expenses and other current assets on the consolidated balance sheet as of July 31, 2020 as a result of our adoption of ASC 842 during the first quarter of fiscal 2020.
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of July 31,
		2019	2020
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$200,762	$245,245
Demonstration units	12	59,981	66,569
Leasehold improvements	(1)	46,520	65,557
Furniture and fixtures	60	12,868	17,026
Total property and equipment, gross		320,131	394,397
Less: accumulated depreciation (2)		(183,169)	(251,225)
Total property and equipment, net		$136,962	$143,172

(1)Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)Includes a $1.2 million write-off related to the impairment of certain leasehold improvements for the fiscal quarter ended January 31, 2020. For additional information on this lease-related impairment, refer to Note 7.
Depreciation expense related to our property and equipment was $43.7 million, $60.8 million and $76.4 million for the fiscal years ended July 31, 2018, 2019 and 2020, respectively.
Intangible Assets, Net
Intangible assets, net consists of the following:

	As of July 31,
	2019	2020
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(21,210)	(35,987)
Accumulated amortization of customer relationships	(3,392)	(4,953)
Accumulated amortization of trade name	(955)	(1,998)
Total accumulated amortization	(25,557)	(42,938)
Total intangible assets, net	$66,773	$49,392
Amortization expense related to our intangible assets is being recognized in the consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2019	2020
	(in thousands)
Intangible assets, net—beginning balance	$45,366	$66,773
Acquired intangible assets	38,180	—
Amortization of intangible assets (1)	(16,773)	(17,381)
Intangible assets, net—ending balance	$66,773	$49,392

(1)Represents amortization expense related to intangible assets recognized during the year in the consolidated statements of operations, within product cost of revenue and sales and marketing expense.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021	$17,380
2022	16,183
2023	10,856
2024	3,210
2025	1,763
Total	$49,392
Goodwill
The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2018	$87,759
Acquired in Frame Acquisition	97,328
Other	93
Balance at July 31, 2019	185,180
Other	80
Balance at July 31, 2020	$185,260

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of July 31,
	2019	2020
	(in thousands)
Accrued commissions	$31,703	$33,503
Accrued vacation	15,475	24,006
Contributions to ESPP withheld	20,778	16,563
Payroll taxes payable	8,504	10,742
Accrued benefits	6,819	8,426
Accrued bonus	11,413	5,568
Other	5,112	10,301
Total accrued compensation and benefits	$99,804	$109,109
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2019	2020
	(in thousands)
Income taxes payable	$9,651	$9,703
Accrued professional services	2,996	3,006
Other	16,150	13,215
Total accrued expenses and other current liabilities	$28,797	$25,924

NOTE 6. CONVERTIBLE SENIOR NOTES
In January 2018, we issued Convertible Senior Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75.0 million in aggregate principal amount of the 2023 Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the 2023 Notes. The total net proceeds from the 2023 Notes are as follows:

Amount
(in thousands)
Principal amount	$575,000
Less: initial purchasers' discount	(10,781)
Less: cost of the bond hedges	(143,175)
Add: proceeds from the sale of warrants	87,975
Less: other issuance costs	(707)
Net proceeds	$508,312
The 2023 Notes do not bear any interest and will mature on January 15, 2023, unless earlier converted or repurchased in accordance with their terms. The 2023 Notes are unsecured and do not contain any financial covenants or any restrictions on the payment of dividends, or the issuance or repurchase of securities by us.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Each $1,000 of principal of the 2023 Notes will initially be convertible into 20.4705 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $48.85 per share, subject to adjustment upon the occurrence of specified events. Holders of these Notes may convert their Notes at their option at any time prior to the close of the business day immediately preceding October 15, 2022, only under the following circumstances:
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
2)during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2023 Notes on each such trading day; or
3)upon the occurrence of certain specified corporate events.
Based on the closing price of our Class A common stock of $22.19 on July 31, 2020, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended July 31, 2020. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after July 31, 2020.
On or after October 15, 2022, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing conditions.
Upon conversion of the 2023 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. We intend to settle the principal of the 2023 Notes in cash.
The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued or unpaid interest. A holder who converts their Notes in connection with certain corporate events that constitute a "make-whole fundamental change" per the indenture governing the 2023 Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the repurchased Notes, plus accrued and unpaid interest.
We may not redeem the 2023 Notes prior to the maturity date, and no sinking fund is provided for the 2023 Notes.
In accounting for the issuance of the 2023 Notes, we separated the 2023 Notes into liability and equity components. The carrying amount of the liability component of approximately $423.4 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $151.6 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The difference between the principal amount of the 2023 Notes and the liability component (the "debt discount") is amortized to interest expense using the effective interest method over the term of the 2023 Notes. The equity component of the 2023 Notes is included in additional paid-in capital in the consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We incurred transaction costs related to the issuance of the 2023 Notes of approximately $11.5 million, consisting of an initial purchasers' discount of $10.8 million and other issuance costs of approximately $0.7 million. In accounting for the transaction costs, we allocated the total amount incurred to the liability and equity components using the same proportions as the proceeds from the 2023 Notes. Transaction costs attributable to the liability component were approximately $8.5 million, recorded as debt issuance costs (presented as contra debt in the consolidated balance sheets), and are being amortized to interest expense over the term of the 2023 Notes. The transaction costs attributable to the equity component were approximately $3.0 million and were net with the equity component within stockholders’ equity.
The 2023 Notes consisted of the following:

	As of July 31,
	2019	2020
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(109,956)	(80,298)
Unamortized debt issuance costs (1)	(6,134)	(4,480)
Net carrying amount	$458,910	$490,222
Carrying amount of equity component (2)	$148,598	$148,598

(1)Included in the consolidated balance sheets within "convertible senior notes, net" and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 6.62%.
(2)Included in the consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of July 31, 2020, the remaining life of the 2023 Notes was approximately 29 months.
The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Interest expense related to amortization of debt discount	$13,909	$27,764	$29,658
Interest expense related to amortization of debt issuance costs	776	1,549	1,654
Total interest expense	$14,685	$29,313	$31,312
Note Hedges and Warrants
Concurrently with the offering of the 2023 Notes in January 2018, we entered into convertible note hedge transactions with certain bank counterparties, whereby we have the initial option to purchase a total of approximately 11.8 million shares of our Class A common stock at a conversion price of approximately $48.85 per share, subject to adjustment for certain specified events. The total cost of the convertible note hedge transactions was approximately $143.2 million. In addition, we sold warrants to certain bank counterparties, whereby the holders of the warrants have the initial option to purchase a total of approximately 11.8 million shares of our Class A common stock at a price of $73.46 per share, subject to adjustment for certain specified events. We received approximately $88.0 million in cash proceeds from the sale of these warrants.
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of July 31, 2019 and 2020. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impact to Earnings per Share
The 2023 Notes will have no impact to diluted earnings per share ("EPS") until they meet the criteria for conversion, as discussed above, as we intend to settle the principal amount of the 2023 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2023 Notes when the price of our Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the 2023 Notes would be approximately 3.9 million shares if the average price of our Class A common stock was $73.46. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the note hedges eliminate any dilution that would have otherwise occurred. The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.
The warrants will have a dilutive effect when the average share price exceeds the warrant strike price of $73.46 per share. As the price of our Class A common stock continues to increase above the warrant strike price, additional dilution would occur at a declining rate so that a $10 increase from the warrant strike price would yield a cumulative dilution of approximately 4.9 million diluted shares for EPS purposes. However, upon conversion, the note hedges would neutralize the dilution from the 2023 Notes so that there would only be dilution from the warrants, which would result in an actual dilution of approximately 1.4 million shares at a common stock price of $83.46.
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
Total operating lease cost was $39.1 million for the fiscal year ended July 31, 2020, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total lease expense recognized prior to our adoption of ASC 842 was $19.0 million and $37.0 million for the fiscal years ended July 31, 2018 and 2019, respectively.
During the second quarter of fiscal 2020, we ceased using certain office spaces in Bangalore, India. As the carrying value of the related right-of-use assets exceeded fair value, we recorded a $3.0 million impairment in our consolidated statements of operations for the fiscal year ended July 31, 2020. Of the $3.0 million impairment, approximately $1.8 million relates to the impairment of the operating lease right-of-use assets and approximately $1.2 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Supplemental balance sheet information related to leases is as follows:

As of July 31, 2020
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$159,292
Accumulated amortization	(31,966)
Operating lease right-of-use assets, net	$127,326

Operating lease liabilities—current	$36,569
Operating lease liabilities—non-current	116,794
Total operating lease liabilities	$153,363

Weighted average remaining lease term (in years):	3.7
Weighted average discount rate:	5.3%
Supplemental cash flow and other information related to leases is as follows:

Fiscal Year Ended July 31, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,231
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$45,278
The undiscounted cash flows for our operating lease liabilities as of July 31, 2020 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021	$43,874
2022	44,953
2023	43,313
2024	30,762
2025	5,158
Thereafter	3,414
Total lease payments	171,474
Less: imputed interest	(18,111)
Total lease obligation	153,363
Less: current lease obligations	(36,569)
Long-term lease obligations	$116,794
As of July 31, 2020, we have additional operating lease commitments of approximately $11.1 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2021 and fiscal 2022, with lease terms of two to six years.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, the following table summarizes the future minimum payments due under our operating leases as of July 31, 2019, reported under ASC 840:

Fiscal Year Ending July 31:	Amount
(in thousands)
2020	$39,540
2021	41,909
2022	41,332
2023	40,695
2024	30,240
Thereafter	3,511
Total	$197,227

NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2020, we had up to approximately $62.5 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $81.2 million in the form of guarantees to certain of our OEMs.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal Proceedings
Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, and the court granted that motion on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On May 22, 2020, the Company and the individual defendants filed a motion to dismiss the Current Complaint, which was denied on September 11, 2020. The litigation is still in early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint.
Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally alleged insider trading and violation of California Corporations Code Section 25402, and the Santa Clara County Superior Court complaints further included additional claims for "abuse of control" and "gross mismanagement." On January 7, 2020, the U.S. District Court for the North District of California consolidated the federal actions and, on March 6, 2020, the plaintiffs filed a stipulation designating a lead plaintiff and deeming the lead plaintiff’s original complaint as the designated complaint in the matter. On April 22, 2020, (i) the individual defendants filed a motion to dismiss the designated complaint on the grounds that it fails to state a claim, and (ii) we filed a motion to dismiss the designated complaint on the grounds that the plaintiffs failed to make a demand on our Board of Directors before filing the designated complaint. In response, the plaintiffs filed an amended complaint on June 17, 2020. The defendants filed motions to dismiss the amended complaint on July 17, 2020. A hearing on the motions to dismiss is scheduled for September 23, 2020. In August 2019, the Superior Court of California for the County of Santa Clara consolidated the Santa Clara derivative actions into a single action and, in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On September 17, 2019, the Superior Court of California for the County of San Mateo granted the plaintiff’s request for voluntary dismissal without prejudice. The remaining derivative cases are in the very early stages and we are not able to determine what, if any, liabilities will attach to those complaints.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
NOTE 9. STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2020, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of July 31, 2020, we had 186.8 million shares of Class A common stock issued and outstanding and 15.1 million shares of Class B common stock issued and outstanding.

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
Common Stock Reserved for Issuance
As of July 31, 2020, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2020
(in thousands)
Shares reserved for future equity grants	12,724
Shares underlying outstanding stock options	7,546
Shares underlying outstanding restricted stock units	22,632
Shares reserved for future employee stock purchase plan awards	9,169
Total	52,071

NOTE 10. EQUITY INCENTIVE PLANS
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
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2018 and 2019, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 8.6 million and 9.4 million shares, respectively, pursuant to these provisions. As of July 31, 2020, we had reserved a total of 42.9 million shares for the issuance of equity awards under the Stock Plans, of which 12.7 million shares were still available for grant. On August 1, 2020, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.1 million shares pursuant to the automatic increase provisions.

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
We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period or Second Performance Period, as applicable. As of July 31, 2020, 375,000 MSUs remained outstanding.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Fiscal Year Ended July 31,
	2019		2020
	Number of Shares	Grant Date Fair Value per Share	Number of Shares	Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at beginning of period	23,597	$31.20	22,136	$36.72
Granted	11,204	$42.23	13,502	$27.31
Released	(8,717)	$30.15	(8,807)	$33.86
Forfeited	(3,948)	$33.86	(4,199)	$34.82
Outstanding at end of period	22,136	$36.72	22,632	$32.70
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
Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2019				2020
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	11,333	$5.12	5.6	$496,022	8,740	$5.20	4.6	$153,000
Options granted	—	$—			—	$—
Options exercised	(2,555)	$4.77			(1,192)	$5.83
Options canceled/forfeited	(38)	$10.09			(2)	$26.21
Outstanding at end of period	8,740	$5.20	4.6	$153,000	7,546	$5.10	3.6	$129,010
Exercisable at end of period	8,721	$5.18	4.6	$152,837	7,545	$5.09	3.7	$129,004
Vested and expected to vest at end of period	8,740	$5.20	4.6	$153,000	7,546	$5.10	3.6	$129,010
Stock options exercisable as of July 31, 2019 includes 8.0 million vested options and 0.7 million unvested options with an early exercise provision. Stock options exercisable as of July 31, 2020 includes 7.0 million vested options and 0.5 million unvested options with an early exercise provision. There were no options granted during fiscal 2019 or 2020.
The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2018, 2019 and 2020 was $289.4 million, $90.3 million and $23.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $33.1 million, $12.2 million and $6.9 million for the fiscal years ended July 31, 2018, 2019 and 2020, respectively. The total grant date fair value of stock options vested was $11.5 million, $4.4 million and $1.0 million for the fiscal years ended July 31, 2018, 2019 and 2020, respectively.

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
During the fiscal year ended July 31, 2020, 3.3 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $50.6 million. As of July 31, 2020, 9.2 million shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2018	2019	2020
Expected term (in years)	0.75	0.84	0.92
Risk-free interest rate	1.4%	2.5%	0.1%
Volatility	49.8%	69.0%	73.4%
Dividend yield	—%	—%	—%
Stock-Based Compensation
Total stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Cost of revenue:
Product	$2,580	$3,535	$5,334
Support, entitlements and other services	8,945	15,326	22,014
Sales and marketing	65,060	107,751	126,015
Research and development	74,389	140,519	153,252
General and administrative	26,894	39,598	45,383
Total stock-based compensation expense	$177,868	$306,729	$351,998
As of July 31, 2020, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $689.9 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11. NET LOSS PER SHARE
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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands, except per share data)
Numerator:
Net loss	$(297,161)	$(621,179)	$(872,883)
Denominator:
Weighted average shares—basic and diluted	164,091	181,031	194,719
Net loss per share attributable to common stockholders—basic and diluted	$(1.81)	$(3.43)	$(4.48)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	As of July 31,
	2018	2019	2020
	(in thousands)
Outstanding stock options and RSUs	34,930	30,876	30,178
Employee stock purchase plan	1,311	1,659	4,368
Contingently issuable shares pursuant to business combinations	277	749	506
Common stock subject to repurchase	47	—	—
Common stock warrants	34	34	—
Total	36,599	33,318	35,052
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12. INCOME TAXES
Income Taxes
Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Domestic	$(201,666)	$(658,938)	$(905,840)
Foreign	(88,048)	45,878	50,619
Loss before provision for income taxes	$(289,714)	$(613,060)	$(855,221)
Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
Current:
U.S. federal	$2,059	$(1,998)	$175
State and local	429	312	79
Foreign	8,541	17,270	18,033
Total current taxes	11,029	15,584	18,287
Deferred:
U.S. federal	(3,387)	(4,949)	80
State and local	(718)	(770)	—
Foreign	523	(1,746)	(705)
Total deferred taxes	(3,582)	(7,465)	(625)
Provision for income taxes	$7,447	$8,119	$17,662
The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
U.S. federal income tax at statutory rate	$(75,779)	$(128,680)	$(179,514)
Change in valuation allowance	25,274	142,273	145,244
Stock-based compensation	(73,631)	(23,378)	30,913
Effect of foreign operations	26,117	14,305	12,676
Non-deductible expenses	2,115	4,651	5,393
Change in unrecognized tax benefit	653	727	1,709
State income taxes	(290)	(458)	79
Transfer pricing adjustments	4,584	(3)	7
U.S. tax reform impact	93,352	—	—
Intangible asset migration	4,461	(2,027)	—
Other	591	709	1,155
Total	$7,447	$8,119	$17,662

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
During the fiscal year ended July 31, 2020, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted by the United States government. However, the CARES Act did not have a material impact on our provision for income taxes for the fiscal year ended July 31, 2020.
In June 2020, the U.S. Supreme Court denied certiorari in the case of Altera Corp. v. Commissioner ("Altera"). We have concluded that the law remains unsettled and continue to record unrecognized tax benefits as we exclude stock-based compensation costs from our cost sharing arrangements. Any potential impact of a final adverse decision would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. We will continue to monitor developments and the potential effect on our consolidated financial statements and tax filings.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2019	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$294,577	$412,110
Tax credit carryforward	109,921	152,330
Deferred revenue	71,859	122,236
Leases	—	48,270
Intangible assets	35,764	31,119
Stock-based compensation expense	27,493	24,177
Accruals and reserves	14,825	13,401
Property and equipment	633	2,234
Other assets	24,258	29,022
Total deferred tax assets	579,330	834,899
Deferred tax liabilities:
Deferred commission expense	(35,814)	(50,344)
Leases	—	(44,502)
Acquisition-related	(11,515)	(8,003)
Property and equipment	(9,174)	(5,629)
Foreign branch taxes	(4,607)	(5,175)
Prepaid expenses	(2,303)	(2,140)
Other	(1,621)	(1,991)
Total deferred tax liabilities	(65,034)	(117,784)
Valuation allowance	(509,764)	(712,093)
Net deferred tax assets	$4,532	$5,022
Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.
The valuation allowance for deferred tax assets was $712.1 million as of July 31, 2020. The net increase in the total valuation allowance for the fiscal years ended July 31, 2019 and 2020 was $282.8 million and $202.3 million, respectively.
As of July 31, 2020, we had approximately $1.9 billion of federal net operating loss carryforwards and $1.1 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2029. In addition, we had approximately $97.2 million of federal research credit carryforwards, $65.5 million of state research credit carryforwards and $26.0 million of foreign tax credit carryforwards. The federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2027.
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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of July 31, 2020, we held an aggregate of $173.7 million in cash and cash equivalents in our foreign subsidiaries, of which $114.7 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.
The income tax benefit and provision for the fiscal year ended July 31, 2020 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.
We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2019	2020
	(in thousands)
Balance at the beginning of the year	$91,716	$81,250
Increases related to current year tax positions	13,736	3,897
Increases related to prior year tax positions	301	491
Decreases related to prior year tax positions	(23,782)	(381)
Settlements with tax authorities	(721)	—
Balance at the end of the year	$81,250	$85,257
During the fiscal year ended July 31, 2020, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.
As of July 31, 2020, if uncertain tax positions are fully recognized in the future, it would result in a $14.5 million impact to our effective tax rate, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.
We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2020, we had recognized $3.1 million accrued interest and penalties related to uncertain tax positions.
We file income tax returns in the U.S. federal jurisdiction as well as various U.S. states and foreign jurisdictions. The tax years 2009 and forward remain open to examination by the major jurisdictions in which we are subject to tax. These fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. We are subject to the continuous examination of income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. A final determination of Altera is possible within the next 12 months. If the Altera opinion stands, it would result in a $36.2 million reduction of our gross unrecognized tax benefits. There is no impact to our effective tax rate and this would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance. Other than Altera, we do not anticipate a significant impact to the unrecognized tax benefits within the next 12 months.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13. SEGMENT INFORMATION
Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.
The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2018	2019	2020
	(in thousands)
U.S.	$648,805	$682,340	706,110
Europe, the Middle East and Africa	224,392	238,356	277,489
Asia Pacific	240,247	271,712	265,092
Other Americas	42,013	43,735	58,991
Total revenue	$1,155,457	$1,236,143	$1,307,682
As of July 31, 2019 and 2020, $161.9 million and $136.7 million, respectively, of our long-lived assets, net were located in the United States.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended July 31, 2020. The information for each of these quarters has been prepared on a basis consistent with our audited annual consolidated financial statements included elsewhere in this report and, in the opinion of management, includes all adjustments of a normal, recurring nature that are necessary for the fair presentation of the results of operations for these periods in accordance with U.S. GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this report. These historical quarterly operating results are not necessarily indicative of the results that may be expected for a full fiscal year or any future period.

	Three Months Ended
	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
	(unaudited, in thousands, except per share amounts)
Revenue:
Product	$224,346	$236,932	$184,794	$186,347	$192,444	$213,547	$180,756	$179,075
Support, entitlements and other services	88,937	98,428	102,830	113,529	122,324	133,220	137,517	148,799
Total revenue	313,283	335,360	287,624	299,876	314,768	346,767	318,273	327,874
Cost of revenue:
Product (2)(3)	39,261	45,966	29,528	28,323	21,233	20,676	15,990	13,413
Support, entitlements and other services (2)	34,845	40,016	45,549	40,640	50,968	54,547	56,304	53,558
Total cost of revenue	74,106	85,982	75,077	68,963	72,201	75,223	72,294	66,971
Gross profit	239,177	249,378	212,547	230,913	242,567	271,544	245,979	260,903
Operating expenses:
Sales and marketing (2)(3)	196,497	213,707	245,703	253,843	291,838	304,936	299,162	264,453
Research and development (2)	110,531	123,037	137,982	129,169	138,206	139,088	141,346	135,338
General and administrative (2)	27,339	28,788	33,040	30,420	32,860	34,579	35,644	32,464
Total operating expenses	334,367	365,532	416,725	413,432	462,904	478,603	476,152	432,255
Loss from operations	(95,190)	(116,154)	(204,178)	(182,519)	(220,337)	(207,059)	(230,173)	(171,352)
Other expense, net	(2,703)	(4,399)	(3,212)	(4,705)	(5,040)	(5,863)	(5,640)	(9,757)
Loss before (benefit from) provision for income taxes	(97,893)	(120,553)	(207,390)	(187,224)	(225,377)	(212,922)	(235,813)	(181,109)
(Benefit from) provision for income taxes	(3,628)	2,210	2,423	7,114	3,923	4,642	4,858	4,239
Net loss	$(94,265)	$(122,763)	$(209,813)	$(194,338)	$(229,300)	$(217,564)	$(240,671)	$(185,348)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(0.54)	$(0.68)	$(1.15)	$(1.04)	$(1.21)	$(1.13)	$(1.23)	$(0.93)

(1)Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted per share amounts.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)Includes stock-based compensation as follows:

	Three Months Ended
	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
	(unaudited, in thousands)
Product cost of sales	$698	$872	$953	$1,012	$1,112	$1,458	$1,367	$1,397
Support, entitlements and other services cost of sales	3,157	3,373	4,542	4,254	4,751	5,140	5,959	6,164
Sales and marketing	22,606	23,462	35,257	26,426	27,775	31,185	33,177	33,878
Research and development	31,009	34,679	42,265	32,566	37,563	36,459	39,462	39,768
General and administrative	8,455	10,179	11,815	9,149	10,225	11,373	12,131	11,654
Total	$65,925	$72,565	$94,832	$73,407	$81,426	$85,615	$92,096	$92,861
(3)Includes amortization of intangible assets as follows:

	Three Months Ended
	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
	(unaudited, in thousands)
Product cost of sales	$3,168	$3,692	$3,694	$3,694	$3,694	$3,694	$3,694	$3,695
Sales and marketing	550	666	661	651	651	651	651	650
Total	$3,718	$4,358	$4,355	$4,345	$4,345	$4,345	$4,345	$4,345

NOTE 15. SUBSEQUENT EVENTS
Issuance and Sale of Convertible Senior Notes
On August 26, 2020, we entered into an investment agreement (the "Investment Agreement") with BCPE Nucleon (DE) SPV, LP ("Bain") relating to the issuance and sale to Bain of $750 million in an initial aggregate principal amount of 2.50% Convertible Senior Notes due 2026 (the "2026 Notes"). The transactions contemplated by the Investment Agreement (the "Transaction") are expected to close on or prior to September 24, 2020, subject to satisfaction of the customary closing conditions set forth in the Investment Agreement (the date on which the closing occurs, the "Closing").
The 2026 Notes will be governed by an indenture (the "Indenture") between the us and U.S. Bank National Association, as trustee. The 2026 Notes will bear interest at a rate of 2.50% per annum, with such interest to be paid in kind on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and in cash on the 2026 Notes transferred to entities not affiliated with Bain. Interest on the 2026 Notes will accrue from the date of issuance and be added to the principal amount on a semi-annual basis thereafter. The 2026 Notes will mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.
The 2026 Notes are convertible at the option of the holder at any time until the close of business on the scheduled trading day immediately preceding the maturity date, subject to all applicable conversion restrictions. The 2026 Notes will be convertible into shares of our Class A Common Stock ("Common Stock") based on an initial conversion rate of 36.0360 shares of Common Stock per $1,000 principal amount of the 2026 Notes (which is equal to an initial conversion price of $27.75 per share), in each case subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustment (as described in the Indenture) as a result of certain extraordinary transactions. In addition, at the one-year anniversary of the date of the 2026 Notes, depending on the achievement of financial milestones, the conversion price may be subject to an additional, one-time adjustment, to an amount in the range of $25.25 to $27.75 per share.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On or after September 15, 2025, the 2026 Notes will be redeemable by us, at our option, for cash, shares of Common Stock, or a combination of both at the election of the holder of the 2026 Notes, for all or any portion of the 2026 Notes in the event that the closing sale price per share of our Common Stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including at least one of the five trading days immediately preceding the date on which we provide the redemption notice in accordance with the Indenture, during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice at a redemption price of 100% of the principal amount of such 2026 Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.
With certain exceptions, upon a Fundamental Change (as defined in the Indenture), which includes, among other things, change of control of Nutanix or the failure of our Common Stock to be listed on a certain stock exchange, the holders of the 2026 Notes may require that we repurchase all or part of their 2026 Notes in principal amount of $1,000 or an integral multiple thereof at purchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the Fundamental Change repurchase date.
The Indenture will include customary "events of default," which may result in the acceleration of the maturity of the 2026 Notes under the Indenture. The Indenture will also include customary covenants for convertible notes of this type.
Stock Repurchase Program
In August 2020, our Board of Directors authorized the repurchase of up to $125.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion.
CEO Succession Plan
On August 27, 2020, our Board of Directors announced that it has initiated a CEO succession plan to identify a candidate to succeed Dheeraj Pandey, given Mr. Pandey’s plans to retire as Chief Executive Officer. Mr. Pandey intends to continue as Chairman of the Board and Chief Executive Officer until his successor has been selected and appointed.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2020.
The effectiveness of our internal control over financial reporting as of July 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders ("2020 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2020.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.

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
(a)(3) Exhibits
See the Exhibit Index below in this Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, by and between the Registrant and U.S. Bank National Association and Form of 0% Convertible Senior Notes due 2023.	8-K	001-37883	4.1	1/23/2018
4.5	Description of Class A Common Stock.	10-K	001-37883	4.5	9/24/2019
10.1†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q	001-37883	10.1	6/5/2019
10.2	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-208711	10.1	12/22/2015
10.3+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.4+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.5+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.6+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	3/5/2020
10.7+	Employment Agreement, dated as of February 26, 2015, by and between the Registrant and Dheeraj Pandey.	S-1	333-208711	10.6	12/22/2015
10.8+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.9+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.10+	Offer Letter, dated as of December 11, 2013, by and between the Registrant and Michael P. Scarpelli.	S-1	333-208711	10.12	12/22/2015
10.11+	Offer Letter, dated as of July 24, 2015, by and between the Registrant and John McAdam.	S-1	333-208711	10.13	12/22/2015
10.12+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.13	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.14	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.15†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.16†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.17+	Change of Control and Severance Policy.	S-1/A	333-208711	10.21	9/12/2016
10.18†	Integration Services Agreement, dated as of May 19, 2016, by and among the Registrant, Nutanix Netherlands B.V., Avnet, Inc. and Avnet Europe Comm. VA.	S-1/A	333-208711	10.18	5/27/2016
10.19+	Amended and Restated Outside Director Compensation Policy.	10-Q	001-37883	10.4	12/10/2018
10.20+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall	10-Q	001-37883	10.1	3/15/2018
10.21†	Manufacturing Services Agreement, by and among the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017.	10-Q	001-37883	10.3	6/5/2019
10.22	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.23	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.24	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.25	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.26	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.27	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.28	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.29††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.30	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.31	Purchase Agreement, dated January 17, 2018, by and among the Registrant and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation.	8-K	001-37883	10.1	1/23/2018
10.32††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.33	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.34††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.35††	Amendment Four to the Manufacturing Services Agreement, entered into as of September 4, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited.	10-Q	001-37883	10.4	12/5/2019
10.36	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.37+	Offer Letter, dated as of October 29, 2019, by and between the Registrant and Tarkan Maner.	10-Q	001-37883	10.2	3/5/2020
10.38	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	XBRL Taxonomy Extension Definition.					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
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

NUTANIX, INC.

Date: September 23, 2020	By:	/s/ Dheeraj Pandey
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

Signature	Title	Date

/s/ Dheeraj Pandey	Chief Executive Officer and Chairman (Principal Executive Officer)	September 23, 2020
Dheeraj Pandey

/s/ Duston M. Williams	Chief Financial Officer (Principal Financial Officer)	September 23, 2020
Duston M. Williams

/s/ Aaron Boynton	Chief Accounting Officer (Principal Accounting Officer)	September 23, 2020
Aaron Boynton

/s/ Sohaib Abbasi	Director	September 23, 2020
Sohaib Abbasi

/s/ Susan L. Bostrom	Director	September 23, 2020
Susan L. Bostrom

/s/ Craig Conway	Director	September 23, 2020
Craig Conway

/s/ Virginia Gambale	Director	September 23, 2020
Virginia Gambale

/s/ Steven J. Gomo	Director	September 23, 2020
Steven J. Gomo

/s/ Ravi Mhatre	Director	September 23, 2020
Ravi Mhatre

/s/ Jeffrey T. Parks	Director	September 23, 2020
Jeffrey T. Parks

/s/ Brian M. Stevens	Director	September 23, 2020
Brian M. Stevens