Form 10-Q
period 2020-10-31
Nutanix, Inc.
filed 2020-12-03
CIK 1618732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 30, 2020, the registrant had 190,084,861 shares of Class A common stock, $0.000025 par value per share, and 11,462,502 shares of Class B common stock, $0.000025 par value per share, outstanding.

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
•our business plans, strategies, initiatives and objectives, as well as our ability to execute such plans, strategies, initiatives and objectives successfully and in a timely manner, and the impact of such plans, initiatives and objectives on our business, operations, and financial results;
•our plans for, and the timing of, changes to our business model, including our ongoing transition to a subscription-based business model, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;
•the timing and potential impact of the COVID-19 pandemic on the global market environment and the IT industry, as well as on our business, operations and financial results, including changes we have made or anticipate making in response to the COVID-19 pandemic, our ability to manage our business during the pandemic, and the position we anticipate being in following the pandemic;
•the benefits and capabilities of our platform, solutions, products, services and technology, including the interoperability and availability of our solutions with and on third-party platforms;
•our plans and expectations regarding new solutions, products, services, product features and technology, including those that are still under development or in process;
•our growth strategy, our ability to effectively achieve and manage our growth, and the amount, timing and impact of any investments to grow our business, including any plans to increase or decrease investments in our global engineering, research and development and sales and/or marketing teams;
•the impact of any adjustments to our go-to-market cost structure, in particular, our sales compensation structure;
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
•market acceptance of new technology and recently introduced solutions;
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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
	July 31, 2020	October 31, 2020

	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$318,737	$504,482
Short-term investments	401,041	813,603
Accounts receivable, net of allowances of $804 and $896, respectively	242,516	183,270
Deferred commissions—current	68,694	76,047
Prepaid expenses and other current assets	63,032	56,719
Total current assets	1,094,020	1,634,121
Property and equipment, net	143,172	133,156
Operating lease right-of-use assets	127,326	126,542
Deferred commissions—non-current	146,834	167,711
Intangible assets, net	49,392	45,047
Goodwill	185,260	185,260
Other assets—non-current	22,543	24,035
Total assets	$1,768,547	$2,315,872

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,029	$48,272
Accrued compensation and benefits	109,109	115,725
Accrued expenses and other current liabilities	25,924	24,563
Deferred revenue—current	534,572	549,938
Operating lease liabilities—current	36,569	41,080
Total current liabilities	760,203	779,578
Deferred revenue—non-current	648,869	656,545
Operating lease liabilities—non-current	116,794	113,491
Convertible senior notes, net	490,222	994,637
Derivative liability	—	295,650
Other liabilities—non-current	27,436	33,326
Total liabilities	2,043,524	2,873,227
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2020 and October 31, 2020; no shares issued and outstanding as of July 31, 2020 and October 31, 2020	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2020 and October 31, 2020; 201,949 (186,846 Class A and 15,103 Class B) and 201,346 (189,883 Class A and 11,463 Class B) shares issued and outstanding as of July 31, 2020 and October 31, 2020	5	5
Additional paid-in capital	2,245,180	2,299,903
Accumulated other comprehensive income	2,030	880
Accumulated deficit	(2,522,192)	(2,858,143)
Total stockholders’ deficit	(274,977)	(557,355)
Total liabilities and stockholders’ deficit	$1,768,547	$2,315,872
See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2019	2020

	(in thousands, except per share data)
Revenue:
Product	$192,444	$155,752
Support, entitlements and other services	122,324	157,002
Total revenue	314,768	312,754
Cost of revenue:
Product	21,233	12,814
Support, entitlements and other services	50,968	55,145
Total cost of revenue	72,201	67,959
Gross profit	242,567	244,795
Operating expenses:
Sales and marketing	291,838	257,290
Research and development	138,206	135,804
General and administrative	32,860	33,774
Total operating expenses	462,904	426,868
Loss from operations	(220,337)	(182,073)
Other expense, net	(5,040)	(78,732)
Loss before provision for income taxes	(225,377)	(260,805)
Provision for income taxes	3,923	4,243
Net loss	$(229,300)	$(265,048)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.21)	$(1.31)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	189,671	203,095

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Net loss	$(229,300)	$(265,048)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	565	(1,150)
Comprehensive loss	$(228,735)	$(266,198)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Three Months Ended October 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959	—	21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	$5	$1,940,899	$1,234	$(1,878,609)	$63,529

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount

	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	$5	$2,299,903	$880	$(2,858,143)	$(557,355)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Cash flows from operating activities:
Net loss	$(229,300)	$(265,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,462	23,499
Stock-based compensation	81,426	89,198
Change in fair value of derivative liability	—	64,740
Amortization of debt discount and issuance costs	7,635	11,708
Operating lease cost, net of accretion	6,671	8,347
Impairment of lease-related assets	—	2,822
Non-cash interest expense	—	1,952
Other	103	1,671
Changes in operating assets and liabilities:
Accounts receivable, net	30,592	60,094
Deferred commissions	(18,313)	(28,230)
Prepaid expenses and other assets	16,150	6,222
Accounts payable	5,208	(4,075)
Accrued compensation and benefits	(4,786)	10,041
Accrued expenses and other liabilities	(5,772)	(1,238)
Operating leases, net	(3,469)	(7,970)
Deferred revenue	65,230	22,194
Net cash used in operating activities	(26,163)	(4,073)
Cash flows from investing activities:
Maturities of investments	171,441	97,578
Purchases of investments	(321,474)	(513,998)
Sales of investments	7,870	—
Purchases of property and equipment	(18,203)	(12,252)
Net cash used in investing activities	(160,366)	(428,672)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	23,973	19,600
Proceeds from the issuance of convertible notes, net of issuance costs	—	723,757
Repurchases of common stock	—	(125,079)
Net cash provided by financing activities	23,973	618,278
Net (decrease) increase in cash, cash equivalents and restricted cash	$(162,556)	$185,533
Cash, cash equivalents and restricted cash—beginning of period	399,520	321,991
Cash, cash equivalents and restricted cash—end of period	$236,964	$507,524
Restricted cash (1)	3,144	3,042
Cash and cash equivalents—end of period	$233,820	$504,482
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,779	$5,050
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12,200	$2,948

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
We provide a leading enterprise cloud platform, which we call the Nutanix Hybrid Cloud Platform, that consists of software solutions and cloud services that power our customers’ hybrid cloud and multicloud strategies. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our solutions are primarily sold through channel partners, including distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.
Principles of Consolidation and Significant Accounting Policies
The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the Securities and Exchange Commission ("SEC") on September 23, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2020 is derived from audited financial statements, however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, which was filed with the SEC on September 23, 2020.
Use of Estimates
The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our OEMs; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of operating right-of-use assets and lease liabilities; the inputs used to determine the fair value of the contingent liability associated with the conversion feature of the convertible senior notes due in 2026; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concentration of Risk
Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2019 and 2020, no end customer accounted for more than 10% of total revenue or accounts receivable.
For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,
Partners	2019	2020	July 31, 2020	October 31, 2020
Partner A	27%	29%	33%	31%
Partner B	12%	15%	16%	14%
Partner C	12%	13%	(1)	11%

(1)Less than 10%
Summary of Significant Accounting Policies
Except for the accounting for the derivative liability associated with the convertible notes due in 2026, as described below, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, filed with the SEC on September 23, 2020, that have had a material impact on our condensed consolidated financial statements.
Derivative Liability
We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted this new standard effective August 1, 2020 and the adoption did not have a material impact on our condensed consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB's disclosure framework project. We adopted this new standard effective August 1, 2020 and the adoption did not have a material impact on our quarterly or annual disclosures.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recently Issued and Not Yet Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. ASU 2020-06 is effective for us in the first quarter of fiscal 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. As such, we can early adopt this standard beginning in the first quarter of fiscal 2022. We are currently evaluating the potential impact of adoption of this guidance on our condensed consolidated financial statements.
NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS
Disaggregation of Revenue and Revenue Recognition
We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. When the software license is not portable to other appliances, it generally has a term equal to the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, are typically sold through Partners and can be purchased from one of our OEMs or in some cases directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.
The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Subscription	$217,896	$278,165
Non-portable software	77,571	20,043
Hardware	9,724	729
Professional services	9,577	13,817
Total revenue	$314,768	$312,754
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $114.9 million and $147.8 million of our subscription revenue for the three months ended October 31, 2019 and 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $103.0 million and $130.4 million of our subscription revenue for the three months ended October 31, 2019 and 2020, respectively.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Contracts with multiple performance obligations — The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. For deliverables that we routinely sell separately, such as software entitlement and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.
Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. Unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was not material for any of the periods presented.
Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2020 and October 31, 2020 is presented in the accompanying condensed consolidated balance sheets.
Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are recognized over the estimated period of benefit, which may exceed the term of the initial contract if the commissions expected to be paid upon renewal are not commensurate with that of the initial contract. Accordingly, deferred costs are recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation over the entire period of benefit and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment. Effective August 1, 2020, we changed our sales compensation plans such that commissions paid on software license renewals are not commensurate with commissions paid on the initial contract. Accordingly, commissions paid on initial sales of subscription software licenses are now being recognized in a pattern consistent with the revenue recognition for each performance obligation, including those we expect upon renewal, over the entire period of benefit, rather than only the term of the initial contract, thus resulting in less expense being recognized in the initial contract period.
Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our condensed consolidated statements of operations.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions

	(in thousands)
Balance as of July 31, 2020	$1,183,441	$215,528
Additions	180,044	67,630
Revenue/commissions recognized	(157,002)	(39,400)
Balance as of October 31, 2020	$1,206,483	$243,758
During the three months ended October 31, 2019, we recognized revenue of approximately $109.0 million pertaining to amounts deferred as of July 31, 2019. During the three months ended October 31, 2020, we recognized revenue of approximately $142.7 million pertaining to amounts deferred as of July 31, 2020.
The majority of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,247.2 million as of October 31, 2020, of which we expect to recognize approximately 46% over the next 12 months, and the remainder thereafter.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	As of October 31, 2020
	Level I	Level II	Level III	Total

	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$260,398	$—	$—	$260,398
Commercial paper	—	42,494	—	42,494
Short-term investments:
Corporate bonds	—	532,904	—	532,904
Commercial paper	—	151,267	—	151,267
U.S. government securities	—	129,432	—	129,432
Total measured at fair value	$260,398	$856,097	$—	$1,116,495
Cash				201,590
Total cash, cash equivalents and short-term investments				$1,318,085
Financial Instruments Not Recorded at Fair Value on a Recurring Basis
We report our financial instruments at fair value, with the exception of the 0% convertible senior notes, due in January 2023, (the "2023 Notes") and the 2.5% convertible senior notes, due in 2026, (the "2026 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2020		As of October 31, 2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

	(in thousands)
2023 Notes	$490,222	$529,385	$498,378	$558,894
2026 Notes	—	—	496,259	840,900
Total	$490,222	$529,385	$994,637	$1,399,794
The carrying value of the 2023 Notes as of July 31, 2020 and October 31, 2020 was net of the unamortized debt discount of $80.3 million and $72.6 million, respectively, and unamortized debt issuance costs of $4.5 million and $4.0 million, respectively.
The carrying value of the 2026 Notes as of October 31, 2020 was net of the unamortized debt discount of $227.7 million and unamortized debt issuance costs of $26.0 million.
The total estimated fair value of the 2023 Notes was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes to be a Level 2 valuation due to the limited trading activity.
The total estimated fair value of the 2026 Notes is based on a Binomial model. We consider the fair value of the 2026 Notes to be a Level 3 valuation, as the 2026 Notes are not publicly traded. The Level 3 inputs used are the same as those used to determine the estimated fair value of the associated derivative liability, as detailed below.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Liability
The conversion feature of the 2026 Notes represents an embedded derivative. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes are convertible into a variable number of shares until the conversion price becomes fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in the condensed consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability is considered a Level 3 valuation and is recorded at its estimated fair value at the end of each reporting period, with the change in fair value recognized within other expense, net in the condensed consolidated statements of operations.
The following table shows the estimated fair value of the derivative liability as of the issuance of the 2026 Notes and the change in fair value from issuance through October 31, 2020:

Three Months Ended October 31, 2020

(in thousands)
Derivative liability at issuance of the 2026 Notes	$230,910
Change in fair value	64,740
Derivative liability, end of period	$295,650
We estimated the fair value of the derivative liability using a Binomial model, with the following valuation inputs:

	As of
	September 24, 2020	October 31, 2020

Conversion ratio (1)	Conversion price of $26.63 with a 37.552 conversion rate per $1,000	Conversion price of $26.63 with a 37.552 conversion rate per $1,000
Risk-free rate	0.4%	0.5%
Discount rate (2)	9.00%	8.25%
Volatility	42.7%	42.7%
Stock price	$21.26	$24.34

(1)The conversion ratio was estimated based on the latest forecast of the associated financial performance metric.
(2)The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.
NOTE 4. BALANCE SHEET COMPONENTS
Short-Term Investments
The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2020 and October 31, 2020, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2020 and October 31, 2020, we did not record any credit losses for these investments.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2020
(in thousands)
Due within one year	$631,457
Due in one to two years	182,146
Total	$813,603
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2020	October 31, 2020

	(in thousands)
Prepaid operating expenses	$31,690	$32,682
VAT receivables	8,381	8,497
Tenant improvement allowance receivables	8,557	—
Other current assets	14,404	15,540
Total prepaid expenses and other current assets	$63,032	$56,719
Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Life	As of
		July 31, 2020	October 31, 2020

	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$245,245	$253,389
Demonstration units	12	66,569	66,750
Leasehold improvements	(1)	65,557	62,142
Furniture and fixtures	60	17,026	16,050
Total property and equipment, gross		394,397	398,331
Less: accumulated depreciation (2)		(251,225)	(265,175)
Total property and equipment, net		$143,172	$133,156

(1)Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)Includes a $1.2 million write-off related to the impairment of certain leasehold improvements for the fiscal quarter ended January 31, 2020 and a $0.9 million write-off related to the impairment of certain leasehold improvements for the fiscal quarter ended October 31, 2020. For additional information on these lease-related impairments, refer to Note 6.
Depreciation expense related to our property and equipment was $18.1 million and $19.2 million for the three months ended October 31, 2019 and 2020, respectively.
Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2020.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Intangible assets, net consists of the following:

	As of
	July 31, 2020	October 31, 2020

	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(35,987)	(39,681)
Accumulated amortization of customer relationships	(4,953)	(5,343)
Accumulated amortization of trade name	(1,998)	(2,259)
Total accumulated amortization	(42,938)	(47,283)
Total intangible assets, net	$49,392	$45,047
Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.
The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021	$13,035
2022	16,183
2023	10,856
2024	3,210
2025	1,763
Total	$45,047
Accrued Compensation and Benefits
Accrued compensation and benefits consists of the following:

	As of
	July 31, 2020	October 31, 2020

	(in thousands)
Accrued commissions	$33,503	$39,489
Accrued vacation	24,006	26,022
Payroll taxes payable	10,742	13,466
Contributions to ESPP withheld	16,563	10,810
Accrued benefits	8,426	9,343
Accrued bonus	5,568	6,666
Other	10,301	9,929
Total accrued compensation and benefits	$109,109	$115,725

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2020	October 31, 2020

	(in thousands)
Income taxes payable	$9,703	$8,333
Accrued professional services	3,006	3,528
Other	13,215	12,702
Total accrued expenses and other current liabilities	$25,924	$24,563

NOTE 5. CONVERTIBLE SENIOR NOTES
2023 Notes
In January 2018, we issued the 2023 Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75.0 million in aggregate principal amount of the 2023 Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the 2023 Notes. The total net proceeds from the 2023 Notes are as follows:

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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Based on the closing price of our Class A common stock of $24.34 on October 31, 2020, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended October 31, 2020. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after October 31, 2020.
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
The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued or unpaid interest. A holder who converts their 2023 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" per the indenture governing the 2023 Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of their 2023 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2023 Notes, plus accrued and unpaid interest.
We may not redeem the 2023 Notes prior to the maturity date, and no sinking fund is provided for the 2023 Notes.
In accounting for the issuance of the 2023 Notes, we separated the 2023 Notes into liability and equity components. The carrying amount of the liability component of approximately $423.4 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying amount of the equity component of approximately $151.6 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2023 Notes. The difference between the principal amount of the 2023 Notes and the liability component (the "debt discount") is amortized to interest expense using the effective interest method over the term of the 2023 Notes. The equity component of the 2023 Notes is included in additional paid-in capital in the condensed consolidated balance sheets and is not remeasured as long as it continues to meet the conditions for equity classification.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The 2023 Notes consisted of the following:

	As of
	July 31, 2020	October 31, 2020

	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(80,298)	(72,573)
Unamortized debt issuance costs (1)	(4,480)	(4,049)
Net carrying amount	$490,222	$498,378
Carrying amount of equity component (2)	$148,598	$148,598
\

(1)Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 6.62%.
(2)Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.
As of October 31, 2020, the remaining life of the 2023 Notes was approximately 26 months.
The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Interest expense related to amortization of debt discount	$7,232	$7,725
Interest expense related to amortization of debt issuance costs	403	431
Total interest expense	$7,635	$8,156
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
Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2020 and October 31, 2020. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Impact to Earnings per Share
The 2023 Notes will have no impact on diluted earnings per share ("EPS") until they meet the criteria for conversion, as discussed above, as we intend to settle the principal amount of the 2023 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2023 Notes when the price of our Class A common stock exceeds the conversion price. Under this method, the cumulative dilutive effect of the 2023 Notes would be approximately 3.9 million shares if the average price of our Class A common stock was $73.46. However, upon conversion, there will be no economic dilution from the 2023 Notes, as exercise of the note hedges eliminate any dilution that would have otherwise occurred. The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be antidilutive under the treasury stock method.
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
2026 Notes
In August 2020, we entered into an investment agreement (the "Investment Agreement") with BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP ("Bain") relating to the issuance and sale to Bain of $750.0 million in aggregate principal amount of the 2026 Notes. The total net proceeds from this offering were approximately $723.7 million, after deducting $26.3 million of debt issuance costs.
The 2026 Notes bear interest at a rate of 2.5% per annum, with such interest to be paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes will accrue from the date of issuance (September 24, 2020) and be added to the principal amount on a semi-annual basis (March 15 and September 15 of each year, beginning on March 15, 2021). The 2026 Notes mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.
Pursuant to the Investment Agreement, and subject to certain exceptions, Bain will be restricted from transferring or entering into an agreement that transfers the economic consequences of ownership of the 2026 Notes or converting the 2026 Notes prior to the earlier of (i) the one-year anniversary of the original issue date of the 2026 Notes or (ii) immediately prior to the consummation of a change of control or entry into a definitive agreement for a transaction that, if consummated, would result in a change of control or fundamental change, as defined in the indenture governing the 2026 Notes. Exceptions to such restrictions on transfer include, among others: (a) transfers to affiliates of Bain, (b) transfers to us or any of our subsidiaries, (c) transfers to a third party where the net proceeds of such sale are solely used to satisfy a margin call or repay a permitted loan, or (d) transfers in connection with certain merger and acquisition events.
The 2026 Notes will be convertible into our shares of Class A common stock based on an initial conversion rate of 36.036 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In addition, at the one-year anniversary of the 2026 Notes, depending on the level of achievement of certain financial milestones, the conversion price is subject to a one-time adjustment, on a sliding scale in the range of $25.25 to $27.75 per share, at which time the conversion price will become fixed.
Upon conversion of the 2026 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of our Class A common stock, at our election.
On or after September 15, 2025, the 2026 Notes will be redeemable by us in the event that the closing sale price of our Class A common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the we provide the redemption notice at a redemption price of 100% of the principal amount of such 2026 Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
With certain exceptions, upon a change of control or a fundamental change, the holders of the 2026 Notes may require us to repurchase all or part of the principal amount of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date, or holders can convert with an increase in the conversion rate to reflect a make-whole premium.
In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2026 Notes from the respective host debt instrument, which is treated as a debt discount, and initially recorded the conversion option of $230.9 million as a derivative liability in our condensed consolidated balance sheet, with the corresponding amount recorded as a discount to the 2026 Notes to be amortized over the term of the 2026 Notes using the effective interest method.
The 2026 Notes consisted of the following:

As of October 31, 2020

(in thousands)
Principal amounts:
Principal	$750,000
Unamortized debt discount (conversion feature) (1)	(227,723)
Unamortized debt issuance costs (1)	(26,018)
Net carrying amount	$496,259
\

(1)Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.
As of October 31, 2020, the remaining life of the 2026 Notes was approximately 5.9 years.
The following table sets forth the total interest expense recognized related to the 2026 Notes:

Three Months Ended October 31, 2020

(in thousands)
Interest expense related to amortization of debt discount	$3,187
Interest expense related to amortization of debt issuance costs	365
Non-cash interest expense	1,952
Total interest expense	$5,504
The non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through October 31, 2020 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.
Impact to Earnings per Share
The 2026 Notes will have no impact on diluted EPS until the price of our Class A common stock is greater than the conversion price, discussed above, as we intend to settle the principal amount of the 2026 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2026 Notes when the price of our Class A common stock exceeds the conversion price. During the three months ended October 31, 2020, the average price of our Class A common stock did not exceed the conversion price of the 2026 Notes.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6. LEASES
We have operating leases for offices, research and development facilities and datacenters. Our leases have remaining lease terms of one year to approximately eight years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.
Total operating lease cost was $8.7 million and $10.4 million for the three months ended October 31, 2019 and 2020, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges.
During the second quarter of fiscal 2020, we ceased using certain office spaces internationally. As the carrying value of the related right-of-use assets exceeded fair value, we recorded a $3.0 million impairment in our consolidated statements of operations for the fiscal year ended July 31, 2020. Of the $3.0 million impairment, approximately $1.8 million relates to the impairment of our operating lease right-of-use assets and approximately $1.2 million relates to the impairment of leasehold improvements.
During the first quarter of fiscal 2021, we recorded additional impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the three months ended October 31, 2020. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.
Supplemental balance sheet information related to leases is as follows:

As of October 31, 2020
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$166,922
Impairment	(2,382)
Accumulated amortization	(37,998)
Operating lease right-of-use assets, net	$126,542

Operating lease liabilities—current	$41,080
Operating lease liabilities—non-current	113,491
Total operating lease liabilities	$154,571

Weighted average remaining lease term (in years):	3.6
Weighted average discount rate:	5.3%
Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,750	$9,976

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$12,969	$9,918

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The undiscounted cash flows for our operating lease liabilities as of October 31, 2020 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021	$36,153
2022	47,715
2023	46,281
2024	31,828
2025	6,174
Thereafter	3,798
Total lease payments	171,949
Less: imputed interest	(17,378)
Total lease obligation	154,571
Less: current lease obligations	(41,080)
Long-term lease obligations	$113,491
As of October 31, 2020, we had additional operating lease commitments of approximately $5.5 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2021 and fiscal 2022, with lease terms of two to six years.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2020, we had up to approximately $57.5 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $63.5 million in the form of guarantees to certain of our OEMs.
Legal Proceedings
Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied our motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. The court held a case management conference on October 27, 2020 and set a pretrial schedule for the case. The litigation is still in early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Shareholder Derivative Actions. Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally alleged insider trading and violation of California Corporations Code Section 25402, and the Santa Clara County Superior Court complaints further included additional claims for "abuse of control" and "gross mismanagement." In August 2019, the Superior Court of California for the County of Santa Clara consolidated the Santa Clara derivative actions into a single action and, in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On September 17, 2019, the Superior Court of California for the County of San Mateo granted the plaintiff’s request for voluntary dismissal without prejudice. On January 7, 2020, the U.S. District Court for the North District of California consolidated the federal actions and, on March 6, 2020, the plaintiffs filed a stipulation designating a lead plaintiff and deeming the lead plaintiff’s original complaint as the designated complaint in the matter. On April 22, 2020, (i) the individual defendants filed a motion to dismiss the designated complaint on the grounds that it fails to state a claim, and (ii) we filed a motion to dismiss the designated complaint on the grounds that the plaintiffs failed to make a demand on our Board of Directors before filing the designated complaint. In response, the plaintiffs filed an amended complaint on June 17, 2020. On October 5, 2020, the court granted the individual defendants’ motions to dismiss the amended complaint, while providing the plaintiffs leave to amend their complaint by October 26, 2020, which deadline was extended to December 1, 2020. In lieu of filing an amended complaint, the stockholders in the federal derivative actions have made a demand on our Board of Directors to investigate the allegations underlying the securities class action matters, and the parties subsequently filed a stipulation with the court to have the federal derivative lawsuit dismissed. The matters are in the very early stages and we are not able to determine what, if any, liabilities will attach to these matters.
We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.
NOTE 8. STOCKHOLDERS’ EQUITY
We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2020, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of October 31, 2020, we had 189.9 million shares of Class A common stock issued and outstanding and 11.5 million shares of Class B common stock issued and outstanding.
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
Share Repurchase
In August 2020, our Board of Directors authorized the repurchase of up to $125.0 million of our Class A common stock. Repurchases were made through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program did not obligate us to acquire any particular amount of our common stock, and could have been suspended at any time at our discretion.
During the three months ended October 31, 2020, we repurchased 5.2 million shares of common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of October 31, 2020, there is no remaining authorization and the program has expired, as our Board of Directors does not plan to authorize any additional share repurchases in the foreseeable future.

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019 and 2020, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million and 10.1 million shares, respectively, pursuant to these provisions. As of October 31, 2020, we had reserved a total of 49.9 million shares for the issuance of equity awards under the Stock Plans, of which 20.2 million shares were still available for grant.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the Performance Period or Second Performance Period, as applicable. As of October 31, 2020, 375,000 MSUs remained outstanding.
Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2020	22,632	$32.70
Granted	3,454	$24.02
Released	(2,819)	$31.23
Forfeited	(806)	$34.00
Outstanding at October 31, 2020	22,461	$31.50
Stock Options
We did not grant any stock options during the three months ended October 31, 2020. A total of 0.3 million stock options were exercised during the three months ended October 31, 2020, with an average exercise price per share of $5.48. As of October 31, 2020, 7.2 million stock options, with a weighted average exercise price of $5.08 per share, a weighted average remaining contractual life of 3.4 years and an aggregate intrinsic value of $139.6 million, remained outstanding.
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

NUTANIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
During the three months ended October 31, 2020, 1.5 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $18.1 million. As of October 31, 2020, 7.7 million shares were available for future issuance under the 2016 ESPP.
We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2019	2020
Expected term (in years)	0.92	0.92
Risk-free interest rate	1.9%	0.1%
Volatility	68.7%	73.3%
Dividend yield	—%	—%
Stock-Based Compensation
Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Cost of revenue:
Product	$1,112	$1,504
Support, entitlements and other services	4,751	5,761
Sales and marketing	27,775	32,227
Research and development	37,563	37,887
General and administrative	10,225	11,819
Total stock-based compensation expense	$81,426	$89,198
As of October 31, 2020, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $656.9 million and is expected to be recognized over a weighted average period of approximately 2.5 years.
NOTE 10. INCOME TAXES
The income tax provisions of $3.9 million and $4.2 million for the three months ended October 31, 2019 and 2020, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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
The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended October 31,
	2019	2020

	(in thousands, except per share data)
Numerator:
Net loss	$(229,300)	$(265,048)
Denominator:
Weighted average shares—basic and diluted	189,671	203,095
Net loss per share attributable to common stockholders—basic and diluted	$(1.21)	$(1.31)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Outstanding stock options and RSUs	29,544	29,710
Employee stock purchase plan	2,845	2,823
Contingently issuable shares pursuant to business combinations	611	253
Common stock warrants	34	—
Total	33,034	32,786

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
The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
U.S.	$184,767	$177,113
Asia Pacific	60,321	62,598
Europe, the Middle East and Africa	56,713	59,906
Other Americas	12,967	13,137
Total revenue	$314,768	$312,754
As of July 31, 2020 and October 31, 2020, $136.7 million and $124.9 million, respectively, of our long-lived assets, net were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended July 31, 2020 included in our Annual Report on Form 10-K filed on September 23, 2020. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020. See also "Special Note Regarding Forward-Looking Statements" above.
Overview
Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Hybrid Cloud Platform, that consists of software solutions and cloud services that power our customers’ hybrid cloud and multicloud strategies. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments.
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
We had a broad and diverse base of approximately 18,040 end customers as of October 31, 2020, including approximately 930 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 14,960 as of October 31, 2019 to approximately 18,040 as of October 31, 2020.
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

We continue to invest in the growth of our business, including the development of our solutions, hiring for critical roles in our global teams, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 5,770 as of October 31, 2019 to approximately 6,160 as of October 31, 2020. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have in the past also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We plan to, in the long term, invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features to build upon our technology leadership, as well as expand our global sales and marketing teams. However, as discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, in response to the ongoing and rapidly evolving COVID-19 pandemic, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.
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
In response to the COVID-19 pandemic, we have also been required – or have deemed it necessary – to take a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world; requiring our employees to work remotely; implementing travel restrictions that allow only the most essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, such as our 2020 .NEXT customer and partner events, our 2020 Investor Day, and our fiscal 2021 sales kick off; and offering extended payment terms of up to 60 days to certain partners through July 2020. As a result of such actions, as well as the general effects of the COVID-19 pandemic, our business and operations have experienced and may continue to experience numerous negative impacts, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened payment terms; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. We also expect the reduced manufacturing capacity caused by the pandemic to result in increases in the prices of certain components used to manufacture such hardware platforms, which may increase the price of those hardware platforms for our end customers. Travel bans, shutdowns, social distancing restrictions and remote work policies also make it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.
We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. Furthermore, we have taken, and may continue to take, a number of proactive actions to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, including: effecting a global hiring pause outside of a small number of critical roles; implementing a temporary 10% reduction in executive salaries; pausing all fiscal 2020 merit salary increases and bonus payments; and implementing two, non-consecutive, mandatory one-week furloughs for our employees in the U.S., along with two, non-consecutive, voluntary one-week unpaid leave periods for our employees outside the U.S. Although the full impact of these actions is uncertain, they have resulted in a reduction in our operating expenses in recent quarters, including sales and marketing expenses. Many of these cost savings measures, however, are temporary, and we do expect to see our operating expenses increase from the suppressed levels in recent quarters, as we restart hiring efforts, the salary and bonus cost savings measures expire, and some level of travel and other related expenses return. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 for further discussion of the possible impact of these actions on our business and financial performance.

The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the emerging challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.
Key Financial and Performance Metrics
We monitor the following key financial and performance metrics:

	As of and for the Three Months Ended October 31,
	2019	2020

	(in thousands, except percentages)
Total revenue	$314,768	$312,754
Year-over-year percentage increase (decrease)	0.5%	(0.6)%
Subscription revenue	$217,896	$278,165
Total billings	$379,998	$334,948
Subscription billings	$275,538	$293,923
ACV billings	$125,575	$137,831
Run-rate ACV	$1,002,117	$1,290,742
Gross profit	$242,567	$244,795
Adjusted gross profit	$252,124	$256,041
Gross margin	77.1%	78.3%
Adjusted gross margin	80.1%	81.9%
Total deferred revenue	$975,274	$1,206,483
Net cash used in operating activities	$(26,163)	$(4,073)
Free cash flow	$(44,366)	$(16,325)
Non-GAAP operating expenses	$386,337	$341,243
Total end customers	14,960	18,040

Disaggregation of Revenue and Billings
The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Disaggregation of revenue:
Subscription revenue	$217,896	$278,165
Non-portable software revenue	77,571	20,043
Hardware revenue	9,724	729
Professional services revenue	9,577	13,817
Total revenue	$314,768	$312,754

Disaggregation of billings:
Subscription billings	$275,538	$293,923
Non-portable software billings	77,571	20,043
Hardware billings	9,724	729
Professional services billings	17,165	20,253
Total billings	$379,998	$334,948
Subscription revenue — Subscription revenue includes any performance obligation which has a defined term, and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.
•Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $114.9 million and $147.8 million of our subscription revenue for the three months ended October 31, 2019 and 2020, respectively.
•Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $103.0 million and $130.4 million of our subscription revenue for the three months ended October 31, 2019 and 2020, respectively.
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

Non-GAAP Financial Measures and Key Performance Measures
We regularly monitor total billings, subscription billings, professional services billings, ACV billings, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:
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
Total billings, subscription billings, professional services billings, ACV billings, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, professional services billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, professional services revenue, gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. There is no GAAP measure that is comparable to either ACV billings or run-rate ACV, so we have not reconciled either ACV billings or run-rate ACV numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.
We calculate our non-GAAP financial and key performance measures as follows:
Total billings — We calculate total billings by adding the change in deferred revenue between the start and end of the period to total revenue recognized in the same period.
Subscription billings — We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period.
Professional services billings — We calculate professional services billings by adding the change in professional services deferred revenue between the start and end of the period to professional services revenue recognized in the same period.

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

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2019	2020

	(in thousands, except percentages)
Total revenue	$314,768	$312,754
Change in deferred revenue	65,230	22,194
Total billings (non-GAAP)	$379,998	$334,948

Gross profit	$242,567	$244,795
Stock-based compensation	5,863	7,265
Amortization of intangible assets	3,694	3,694
Impairment of lease-related assets	—	287
Adjusted gross profit (non-GAAP)	$252,124	$256,041

Gross margin	77.1%	78.3%
Stock-based compensation	1.8%	2.3%
Amortization of intangible assets	1.2%	1.2%
Impairment of lease-related assets	—%	0.1%
Adjusted gross margin (non-GAAP)	80.1%	81.9%

Operating expenses	$462,904	$426,868
Stock-based compensation	(75,563)	(81,933)
Amortization of intangible assets	(651)	(651)
Impairment of lease-related assets	—	(2,535)
Other	(353)	(506)
Operating expenses (non-GAAP)	$386,337	$341,243

Net cash used in operating activities	$(26,163)	$(4,073)
Purchases of property and equipment	(18,203)	(12,252)
Free cash flow (non-GAAP)	$(44,366)	$(16,325)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Subscription revenue	$217,896	$278,165
Change in subscription deferred revenue	57,642	15,758
Subscription billings	$275,538	$293,923

Professional services revenue	$9,577	$13,817
Change in professional services deferred revenue	7,588	6,436
Professional services billings	$17,165	$20,253
Factors Affecting Our Performance
We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.
Investment in Growth
We plan to, in the long term, invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as demand generation spending to increase our pipeline growth. Historically, we have significantly increased our sales and marketing personnel, however, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses and, as a result, our overall investments in growth and the size of our sales and marketing teams will fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2020, we considered approximately 77% of our global sales team members to be fully ramped, while the remaining approximately 23% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, may further increase, potentially significantly, the time it takes for our sales team members to become fully productive. We are focused on actively managing these realignments and potential effects. We intend to continue investing in our growth, while balancing such growth against our operating cash flow by continuing to maintain our focus on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.
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

Transition to Subscription
Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of less than four years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years. In addition, starting in fiscal 2021, we began compensating our sales force based on ACV instead of total contract value, and while we expect that the shift to an ACV-based sales compensation plan will incentivize sales representatives to maximize ACV and minimize discounts, it could also further compress the average term of our subscription term-based licenses. Furthermore, our customers may, including in response to the uncertainty caused by the COVID-19 pandemic, decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.
Revenue for our solutions, whether or not sold as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Market Adoption of Our Products
The public cloud and, more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform. This includes our newer products outside of our core hyperconverged infrastructure offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads and transition toward a subscription-based business model. The broad nature of the technology shift that our enterprise cloud platform represents, the relationships our end customers have with existing IT vendors, and our transition toward a subscription-based business model sometimes lead to unpredictable sales cycles. We hope to compress and stabilize these sales cycles as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model and as our sales and marketing efforts evolve. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.
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

Customer Retention and Expansion
Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2020, approximately 68% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 5.9x greater, on average, than their initial order. This number increases to approximately 16.4x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2020. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.
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
Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to increase the size of our global sales and marketing organizations. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses, including (i) effecting a global hiring pause outside of a small number of critical roles; (ii) implementing travel restrictions prohibiting all non-essential business travel; and (iii) postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person sales and marketing events, including our 2020 .NEXT customer and partner events and our fiscal 2021 sales kick off. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term. Additionally, given our transition to a subscription-based business model and our continued emphasis on ACV, during the fiscal quarter ended October 31, 2020, we adjusted the compensation structure of our sales force, which has led to a higher proportion of commissions expense being deferred, and a decrease in commissions expense and overall sales and marketing expenses as a percentage of revenue and on an absolute basis. We expect this trend to continue for the duration of fiscal 2021. For additional information, refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% convertible senior notes, due in January 2023, (the "2023 Notes") and our 2.5% convertible senior notes, due in 2026, (the "2026 Notes"), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, interest income related to our short-term investments and foreign currency exchange gains or losses.
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

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Revenue:
Product	$192,444	$155,752
Support, entitlements and other services	122,324	157,002
Total revenue	314,768	312,754
Cost of revenue:
Product (1)(2)	21,233	12,814
Support, entitlements and other services (1)	50,968	55,145
Total cost of revenue	72,201	67,959
Gross profit	242,567	244,795
Operating expenses:
Sales and marketing (1)(2)	291,838	257,290
Research and development (1)	138,206	135,804
General and administrative (1)	32,860	33,774
Total operating expenses	462,904	426,868
Loss from operations	(220,337)	(182,073)
Other expense, net	(5,040)	(78,732)
Loss before provision for income taxes	(225,377)	(260,805)
Provision for income taxes	3,923	4,243
Net loss	$(229,300)	$(265,048)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,112	$1,504
Support, entitlements and other services cost of revenue	4,751	5,761
Sales and marketing	27,775	32,227
Research and development	37,563	37,887
General and administrative	10,225	11,819
Total stock-based compensation expense	$81,426	$89,198

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,694
Sales and marketing	651	651
Total amortization of intangible assets	$4,345	$4,345

	Three Months Ended October 31,
	2019	2020

	(as a percentage of total revenue)
Revenue:
Product	61.1%	49.8%
Support, entitlements and other services	38.9%	50.2%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	6.7%	4.1%
Support, entitlements and other services	16.2%	17.6%
Total cost of revenue	22.9%	21.7%
Gross profit	77.1%	78.3%
Operating expenses:
Sales and marketing	92.7%	82.3%
Research and development	43.9%	43.4%
General and administrative	10.4%	10.8%
Total operating expenses	147.0%	136.5%
Loss from operations	(69.9)%	(58.2)%
Other expense, net	(1.6)%	(25.2)%
Loss before provision for income taxes	(71.5)%	(83.4)%
Provision for income taxes	1.2%	1.4%
Net loss	(72.7)%	(84.8)%

Comparison of the Three Months Ended October 31, 2019 and 2020
Revenue

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Product	$192,444	$155,752	$(36,692)	(19)%
Support, entitlements and other services	122,324	157,002	34,678	28%
Total revenue	$314,768	$312,754	$(2,014)	(1)%

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
U.S.	$184,767	$177,113	$(7,654)	(4)%
Asia Pacific	60,321	62,598	2,277	4%
Europe, the Middle East and Africa	56,713	59,906	3,193	6%
Other Americas	12,967	13,137	170	1%
Total revenue	$314,768	$312,754	$(2,014)	(1)%
The decrease in product revenue for the three months ended October 31, 2020 was due primarily to our continued transition to selling subscription term-based licenses, as these licenses generally have an average term of approximately four years, while those with a duration equal to the life of the associated appliance have an estimated life of approximately five years. For the three months ended October 31, 2019 and 2020, the total average contract term was approximately 3.9 years and 3.5 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses. The decrease in product revenue was also impacted by a decrease in hardware revenue, as more customers are purchasing hardware directly from our OEMs.
Support, entitlements and other services revenue increased for the three months ended October 31, 2020, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Cost of product revenue	$21,233	$12,814	$(8,419)	(40)%
Product gross margin	89.0%	91.8%
Cost of support, entitlements and other services revenue	$50,968	$55,145	$4,177	8%
Support, entitlements and other services gross margin	58.3%	64.9%
Total gross margin	77.1%	78.3%
Cost of product revenue
Cost of product revenue decreased for the three months ended October 31, 2020, as compared to the prior year period, due primarily to the decreases in hardware revenue, as more and more customers are purchasing hardware directly from our OEMs.
Product gross margin increased by 2.8 percentage points for the three months ended October 31, 2020, as compared to the prior year period, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions.

Cost of support, entitlements and other services revenue
Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2020, as compared to the prior year period, due primarily to higher personnel costs, relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 14% increase in our customer support, entitlements and other services headcount from October 31, 2019 to October 31, 2020.
Support, entitlements and other services gross margin increased by 6.6 percentage points for the three months ended October 31, 2020, as compared to the prior year period, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.
Operating Expenses
Sales and marketing

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Sales and marketing	$291,838	$257,290	$(34,548)	(12)%
Percent of total revenue	92.7%	82.3%
Sales and marketing expense decreased for the three months ended October 31, 2020, as compared to the prior year period, due primarily to lower marketing costs, travel and entertainment expenses and personnel-related costs as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above. In addition, the decrease in sales and marketing expense was impacted by the changes to our sales compensation plans discussed above.
Research and development

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Research and development	$138,206	$135,804	$(2,402)	(2)%
Percent of total revenue	43.9%	43.4%
R&D expense decreased for the three months ended October 31, 2020, as compared to the prior year period, due primarily to lower personnel-related costs as a result of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above.
General and administrative

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
General and administrative	$32,860	$33,774	$914	3%
Percent of total revenue	10.4%	10.8%
G&A expense increased for the three months ended October 31, 2020, as compared to the prior year period, due primarily to higher stock-based compensation expense as a result of the increase in headcount, partially offset by decreases in other headcount-related expenses which were impacted by our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above.

Other Expense, Net

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Interest income, net	$4,866	$1,300	$3,566	73%
Change in fair value of derivative liability	—	(64,740)	64,740	100%
Amortization of debt discount and issuance costs and non-cash interest expense	(7,635)	(13,660)	6,025	79%
Other	(2,271)	(1,632)	(639)	(28)%
Other expense, net	$(5,040)	$(78,732)	$73,692	1,462%
The increase in other expense, net for the three months ended October 31, 2020, as compared to the prior year period, was due primarily to additional expense resulting from the new 2026 Notes, including the change in the fair value of the derivative liability and interest expense associated with the amortization of the debt discount and issuance costs for the 2026 Notes.
Provision for Income Taxes

	Three Months Ended October 31,		Change
	2019	2020	$	%

	(in thousands, except percentages)
Provision for income taxes	$3,923	$4,243	$320	8%
The increase in the income tax provision for the three months ended October 31, 2020, as compared to the prior year period, was due primarily to an increase in foreign taxes, as we continued our global expansion. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.
Liquidity and Capital Resources
As of October 31, 2020, we had $504.5 million of cash and cash equivalents, $3.0 million of restricted cash and $813.6 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.
In January 2018, we issued convertible senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the 2023 Notes. For additional information, see Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
In August 2020, we entered into an investment agreement with BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP ("Bain") relating to the issuance and sale to Bain of $750.0 million in aggregate principal amount of 2.5% convertible senior notes due in 2026. For additional information, see Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2019	2020

	(in thousands)
Net cash used in operating activities	$(26,163)	$(4,073)
Net cash used in investing activities	(160,366)	(428,672)
Net cash provided by financing activities	23,973	618,278
Net (decrease) increase in cash, cash equivalents and restricted cash	$(162,556)	$185,533
Cash Flows from Operating Activities
Net cash used in operating activities was $4.1 million for the three months ended October 31, 2020, compared to cash used in operating activities of $26.2 million for the three months ended October 31, 2019. The decrease in cash used in operating activities for the three months ended October 31, 2020 was due primarily to lower operating expenses as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above.
Cash Flows from Investing Activities
Net cash used in investing activities of $160.4 million for the three months ended October 31, 2019 included $321.5 million of short-term investment purchases and $18.2 million of purchases of property and equipment, partially offset by $171.4 million of maturities of short-term investments and $7.9 million of sales of short-term investments.
Net cash used in investing activities of $428.7 million for the three months ended October 31, 2020 included $514.0 million of short-term investment purchases and $12.3 million of purchases of property and equipment, partially offset by $97.6 million of maturities of short-term investments.
Cash Flows from Financing Activities
Net cash provided by financing activities of $24.0 million for the three months ended October 31, 2019 consisted of net proceeds from the sale of shares through employee equity incentive plans.
Net cash provided by financing activities of $618.3 million for the three months ended October 31, 2020 consisted of $723.8 million of proceeds from the issuance of the 2026 Notes, net of issuance costs, and $19.6 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock.

Contractual Obligations
The following table summarizes our contractual obligations as of October 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years

	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,325,000	$—	$575,000	$—	$750,000
Paid-in-kind interest on convertible senior notes (1)	1,952	—	—	—	1,952
Operating leases (undiscounted basis) (2)	177,448	36,408	96,268	40,195	4,577
Other commitments (3)	57,490	55,184	2,306	—	—
Guarantees with OEMs	63,526	33,526	30,000	—	—
Total	$1,625,416	$125,118	$703,574	$40,195	$756,529

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
As of October 31, 2020, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.
Off-Balance Sheet Arrangements
As of October 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.
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
A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $9.7 million and $10.7 million for the three months ended October 31, 2019 and 2020, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
The information set forth under the "Legal Proceedings" subheading in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 (the "2020 Form 10-K"), together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2020 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer
Share Repurchase Program
The following table provides information with respect to the shares of our Class A common stock we repurchased during the three months ended October 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	5,175,539	$24.15	5,175,539	$—

(1)In August 2020, our Board of Directors authorized the repurchase of up to $125.0 million of our Class A common stock. Repurchases were made through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. As of October 31, 2020, there is no remaining authorization and the program has expired, as our Board of Directors does not plan to authorize any additional share repurchases in the foreseeable future.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits
See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of September 24, 2020, by and between Nutanix, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.2	Form of 2.50% Convertible Senior Notes due 2026 (included in Exhibit 4.1).	8-K	001-37883	4.2	9/24/2020
10.1	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP	8-K	001-37883	10.1	8/27/2020
10.2	Amendment to Investment Agreement, dated as of September 24, 2020, by and between Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP	8-K	001-37883	10.1	9/24/2020
10.3	Eighth Amendment, dated as of November 23, 2020, by and between Nutanix, Inc. and Hudson 1740 Technology, LLC					X
10.4	Second Amendment, dated as of November 23, 2020, by and between Nutanix, Inc. and Hudson Concourse, LLC					X
10.5	Ninth Amendment, dated as of November 23, 2020, by and between Nutanix, Inc. and Hudson Metro Plaza, LLC					X
10.6	Amendment Five to Manufacturing Services Agreement, dated October 5, 2020, by and between Nutanix, Inc., Nutanix Netherlands B.V. and Flextronics Telecom Systems, Ltd and its affiliates					X
10.7+	Executive Severance Policy	8-K	001-37883	10.1	10/08/2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: December 3, 2020	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)