Form 10-Q
period 2021-01-31
Nutanix, Inc.
filed 2021-03-04
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

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

As of February 28, 2021, the registrant had 193,515,427 shares of Class A common stock, $0.000025 par value per share, and 10,766,100 shares of Class B common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•

our future billings, revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;

•

our business plans, strategies, initiatives, objectives and outlook, as well as our ability to execute such plans, strategies, initiatives and objectives successfully and in a timely manner, and the benefits and impact of such plans, initiatives and objectives on our business, operations, and financial results, including any impact on our revenue and product mix, average contract term lengths and discounting behavior;

•

our plans for, and the timing of, any current and future business model transitions, including our ongoing transition to a subscription-based business model, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;

•

the timing and potential impact of the COVID-19 pandemic on the global market environment and the IT industry, as well as on our business, operations and financial results, including changes we have made or anticipate making in response to the COVID-19 pandemic, our ability to manage our business during the pandemic, and the position we anticipate being in following the pandemic;

•	the benefits and capabilities of our platform, solutions, products, services and technology, including the interoperability and availability of our solutions with and on third-party platforms;
•	our plans and expectations regarding new solutions, products, services, product features and technology, including those that are still under development or in process;
•

our growth strategy, our ability to effectively achieve and manage our growth, and the amount, timing and impact of any investments to grow our business, including any plans to increase or decrease investments in our global engineering, research and development and sales and/or marketing teams;

•

our go-to-market strategy and the impact of any adjustments thereto, including any adjustments to our go-to-market cost structure, in particular, our sales compensation structure, and our plans regarding pricing and packaging of our product portfolio;

•	the success and impact of our customer, partner, industry, analyst, investor and employee events on our business, including on future pipeline generation;
•	the impact of our decision to use new or different metrics, or to make adjustments to the metrics we use, to supplement our financial reporting;
•	our ability to successfully manage or realize the benefits of our Chief Executive Officer transition, as well as the impact thereof on our business, operations and financial results;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate, including the segmentation and productivity of our sales team;
•	market acceptance of new technology and recently introduced solutions;
•	our ability to increase sales of our solutions, particularly to large enterprise customers;
•	our ability to attract new end customers and retain and grow sales from our existing end customers;
•

our ability to maintain and strengthen existing strategic alliances and partnerships, including our relationships with our channel partners and original equipment manufacturers, and for any new strategic alliances and partnerships, and the impact of any changes to such relationships on our business, operations and financial results;

•	the effects of seasonal trends on our results of operations;

•	our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;
•	our ability to maintain, protect and enhance our intellectual property;
•	our exposure to and ability to guard against cyber attacks and other actual or perceived security breaches;
•	our ability to continue to expand internationally;
•	the competitive market, including our ability to compete effectively, the competitive advantages of our products, and the effects of increased competition in our market;
•	anticipated capital expenditures;
•	future acquisitions or investments in complementary companies, products, services or technologies and the ability to successfully integrate completed acquisitions;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 and in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2020	January 31, 2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$318,737	$298,701
Short-term investments	401,041	990,138
Accounts receivable, net of allowances of $804 and $419, respectively	242,516	164,868
Deferred commissions—current	68,694	92,025
Prepaid expenses and other current assets	63,032	69,994
Total current assets	1,094,020	1,615,726
Property and equipment, net	143,172	131,971
Operating lease right-of-use assets	127,326	121,066
Deferred commissions—non-current	146,834	191,180
Intangible assets, net	49,392	40,702
Goodwill	185,260	185,260
Other assets—non-current	22,543	25,547
Total assets	$1,768,547	$2,311,452
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,029	$52,459
Accrued compensation and benefits	109,109	151,014
Accrued expenses and other current liabilities	25,924	26,130
Deferred revenue—current	534,572	578,664
Operating lease liabilities—current	36,569	41,309
Total current liabilities	760,203	849,576
Deferred revenue—non-current	648,869	667,627
Operating lease liabilities—non-current	116,794	107,784
Convertible senior notes, net	490,222	1,011,725
Derivative liability	—	397,290
Other liabilities—non-current	27,436	35,842
Total liabilities	2,043,524	3,069,844
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2020 and January 31, 2021; no shares issued and outstanding as of July 31, 2020 and January 31, 2021	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2020 and January 31, 2021; 201,949 (186,846 Class A and 15,103 Class B) and 204,238 (193,455 Class A and 10,783 Class B) shares issued and outstanding as of July 31, 2020 and January 31, 2021	5	5
Additional paid-in capital	2,245,180	2,386,579
Accumulated other comprehensive income	2,030	557
Accumulated deficit	(2,522,192)	(3,145,533)
Total stockholders’ deficit	(274,977)	(758,392)
Total liabilities and stockholders’ deficit	$1,768,547	$2,311,452

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands, except per share data)
Revenue:
Product	$213,547	$174,798	$405,991	$330,550
Support, entitlements and other services	133,220	171,584	255,544	328,586
Total revenue	346,767	346,382	661,535	659,136
Cost of revenue:
Product	20,676	13,784	41,909	26,598
Support, entitlements and other services	54,547	57,170	105,515	112,315
Total cost of revenue	75,223	70,954	147,424	138,913
Gross profit	271,544	275,428	514,111	520,223
Operating expenses:
Sales and marketing	304,936	261,071	596,774	518,361
Research and development	139,088	135,571	277,294	271,375
General and administrative	34,579	35,034	67,439	68,808
Total operating expenses	478,603	431,676	941,507	858,544
Loss from operations	(207,059)	(156,248)	(427,396)	(338,321)
Other expense, net	(5,863)	(126,001)	(10,903)	(204,733)
Loss before provision for income taxes	(212,922)	(282,249)	(438,299)	(543,054)
Provision for income taxes	4,642	5,141	8,565	9,384
Net loss	$(217,564)	$(287,390)	$(446,864)	$(552,438)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.13)	$(1.42)	$(2.34)	$(2.72)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	192,727	202,520	191,199	202,798

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Net loss	$(217,564)	$(287,390)	$(446,864)	$(552,438)
Other comprehensive loss, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(96)	(323)	469	(1,473)
Comprehensive loss	$(217,660)	$(287,713)	$(446,395)	$(553,911)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Six Months Ended January 31, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959	—	21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	5	1,940,899	1,234	(1,878,609)	63,529
Issuance of common stock through employee equity incentive plans	2,480	—	2,414	—	—	2,414
Stock-based compensation	—	—	85,615	—	—	85,615
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(217,564)	(217,564)
Balance - January 31, 2020	194,654	$5	$2,028,928	$1,138	$(2,096,173)	$(66,102)

	Six Months Ended January 31, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	5	2,299,903	880	(2,858,143)	(557,355)
Issuance of common stock through employee equity incentive plans	2,892	—	2,222	—	—	2,222
Stock-based compensation	—	—	84,454	—	—	84,454
Other comprehensive loss	—	—	—	(323)	—	(323)
Net loss	—	—	—	—	(287,390)	(287,390)
Balance - January 31, 2021	204,238	$5	$2,386,579	$557	$(3,145,533)	$(758,392)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2020	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(446,864)	$(552,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,540	47,087
Stock-based compensation	167,041	173,652
Change in fair value of derivative liability	—	166,380
Amortization of debt discount and issuance costs	15,398	28,796
Operating lease cost, net of accretion	14,539	16,930
Impairment of lease-related assets	3,002	2,822
Non-cash interest expense	—	6,615
Other	(236)	4,354
Changes in operating assets and liabilities:
Accounts receivable, net	(1,848)	79,173
Deferred commissions	(35,422)	(67,677)
Prepaid expenses and other assets	9,064	(9,217)
Accounts payable	(3,428)	(2,602)
Accrued compensation and benefits	20,085	39,593
Accrued expenses and other liabilities	974	2,100
Operating leases, net	(13,039)	(16,523)
Deferred revenue	146,540	61,325
Net cash used in operating activities	(78,654)	(19,630)
Cash flows from investing activities:
Maturities of investments	299,380	260,852
Purchases of investments	(416,636)	(859,576)
Sales of investments	24,147	2,999
Purchases of property and equipment	(39,451)	(25,168)
Net cash used in investing activities	(132,560)	(620,893)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	26,486	21,904
Proceeds from the issuance of convertible notes, net of issuance costs	—	723,617
Repurchases of common stock	—	(125,079)
Net cash provided by financing activities	26,486	620,442
Net decrease in cash, cash equivalents and restricted cash	$(184,728)	$(20,080)
Cash, cash equivalents and restricted cash—beginning of period	399,520	321,991
Cash, cash equivalents and restricted cash—end of period	$214,792	$301,911
Restricted cash (1)	3,099	3,210
Cash and cash equivalents—end of period	$211,693	$298,701
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,195	$8,999
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$13,997	$7,621
Finance lease liabilities arising from obtaining right-of-use assets	$—	$1,960

(1)	Included within other assets—non-current in the condensed consolidated balance sheets.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Organization and Description of Business

Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, "we," "us," "our" or "Nutanix"), has operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America and Africa.

We provide a leading enterprise cloud platform, which we call the Nutanix Hybrid Cloud Platform, that consists of software solutions and cloud services that power our customers' hybrid cloud and multicloud strategies. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our solutions are primarily sold through channel partners, including distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.

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

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2020 and 2021, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue
	Three Months Ended January 31,		Six Months Ended January 31,		Accounts Receivable as of
Partners	2020	2021	2020	2021	July 31, 2020	January 31, 2021
Partner A	32%	34%	30%	31%	33%	33%
Partner B	(1)	(1)	(1)	11%	(1)	11%
Partner C	(1)	(1)	(1)	(1)	(1)	11%
Partner D	14%	13%	13%	14%	16%	10%

(1)	Less than 10%

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

Derivative Liability

We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statements of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. When the software license is not portable to other appliances, it can be used over the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEMs or in limited cases, directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Subscription	$266,544	$305,946	$484,440	$584,111
Non-portable software	59,131	21,661	136,702	41,704
Hardware	8,542	1,321	18,266	2,050
Professional services	12,550	17,454	22,127	31,271
Total revenue	$346,767	$346,382	$661,535	$659,136

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•

Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $123.8 million and $238.7 million of our subscription revenue for the three and six months ended January 31, 2020 and approximately $159.2 million and $307.0 million of our subscription revenue for the three and six months ended January 31, 2021, respectively.

•

Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $142.7 million and $245.7 million of our subscription revenue for the three and six months ended January 31, 2020 and approximately $146.7 million and $277.1 million of our subscription revenue for the three and six months ended January 31, 2021, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.

Hardware revenue — In transactions where the hardware appliance is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2020 and January 31, 2021 is presented in the accompanying condensed consolidated balance sheets.

Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the condensed consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are recognized over the estimated period of benefit, which may exceed the term of the initial contract if the commissions expected to be paid upon renewal are not commensurate with that of the initial contract. Accordingly, deferred costs are recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation over the entire period of benefit and included in sales and marketing expense in the condensed consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment. Effective August 1, 2020, we changed our sales compensation plans such that commissions paid on subscription software license renewals are not commensurate with commissions paid on the initial contract. Accordingly, commissions paid on initial sales of subscription software licenses are now being recognized in a pattern consistent with the revenue recognition for each performance obligation, including those we expect upon renewal, over the entire period of benefit, rather than only the term of the initial contract, thus resulting in less expense being recognized in the initial contract period.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2020	$1,183,441	$215,528
Additions	180,044	67,630
Revenue/commissions recognized	(157,002)	(39,400)
Balance as of October 31, 2020	1,206,483	243,758
Additions	211,392	86,009
Revenue/commissions recognized	(171,584)	(46,562)
Balance as of January 31, 2021	$1,246,291	$283,205

During the three and six months ended January 31, 2020, we recognized revenue of approximately $119.3 million and $207.5 million pertaining to amounts deferred as of October 31, 2019 and July 31, 2019, respectively. During the three and six months ended January 31, 2021, we recognized revenue of approximately $152.5 million and $272.6 million pertaining to amounts deferred as of October 31, 2020 and July 31, 2020, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,314.1 million as of January 31, 2021, of which we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENTS

The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2020
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$142,936	$—	$—	$142,936
Commercial paper	—	8,999	—	8,999
Short-term investments:
Corporate bonds	—	345,265	—	345,265
Commercial paper	—	29,702	—	29,702
U.S. government securities	—	26,074	—	26,074
Total measured at fair value	$142,936	$410,040	$—	$552,976
Cash				166,802
Total cash, cash equivalents and short-term investments				$719,778

	As of January 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$32,661	$—	$—	$32,661
Commercial paper	—	67,492	—	67,492
Short-term investments:
Corporate bonds	—	547,316	—	547,316
Commercial paper	—	290,432	—	290,432
U.S. government securities	—	152,390	—	152,390
Total measured at fair value	$32,661	$1,057,630	$—	$1,090,291
Cash				198,548
Total cash, cash equivalents and short-term investments				$1,288,839

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 0% convertible senior notes, due in January 2023, (the "2023 Notes") and the 2.50% convertible senior notes, due in 2026, (the "2026 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2020		As of January 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$490,222	$529,385	$506,670	$590,525
2026 Notes	—	—	505,055	1,009,733
Total	$490,222	$529,385	$1,011,725	$1,600,258

The carrying value of the 2023 Notes as of July 31, 2020 and January 31, 2021 was net of the unamortized debt discount of $80.3 million and $64.7 million, respectively, and unamortized debt issuance costs of $4.5 million and $3.6 million, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The carrying value of the 2026 Notes as of January 31, 2021 was net of the unamortized debt discount of $219.8 million and unamortized debt issuance costs of $25.1 million.

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

The following table shows the estimated fair value of the derivative liability as of the issuance of the 2026 Notes and the change in fair value from issuance through January 31, 2021:

Six Months Ended January 31, 2021
(in thousands)
Derivative liability at issuance of the 2026 Notes	$230,910
Change in fair value	166,380
Derivative liability, end of period	$397,290

We estimated the fair value of the derivative liability using a binomial model, with the following valuation inputs:

	As of
	September 24, 2020	January 31, 2021
Conversion ratio (1)	Conversion price of $26.63 with a 37.552 conversion rate per $1,000	Conversion price of $27.75 with a 36.036 conversion rate per $1,000
Risk-free rate	0.4%	0.6%
Discount rate (2)	9.0%	6.5%
Volatility	42.7%	42.5%
Stock price	$21.26	$30.52

(1)	The conversion ratio was estimated based on the latest forecast of the associated financial performance metric.
(2)	The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2020 and January 31, 2021, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2020 and January 31, 2021, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2021
(in thousands)
Due within one year	$808,386
Due in one to two years	181,752
Total	$990,138

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2020	January 31, 2021
	(in thousands)
Prepaid operating expenses	$31,690	$46,945
VAT receivables	8,381	7,611
Tenant improvement allowance receivables	8,557	—
Other current assets	14,404	15,438
Total prepaid expenses and other current assets	$63,032	$69,994

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2020	January 31, 2021
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$245,245	$268,470
Demonstration units	12	66,569	67,735
Leasehold improvements	(1)	65,557	62,623
Furniture and fixtures	60	17,026	16,482
Total property and equipment, gross		394,397	415,310
Less: accumulated depreciation (2)		(251,225)	(283,339)
Total property and equipment, net		$143,172	$131,971

(1)	Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)

Includes a $1.2 million write-off related to the impairment of certain leasehold improvements during the fiscal quarter ended January 31, 2020 and a $0.9 million write-off related to the impairment of certain leasehold improvements during the fiscal quarter ended October 31, 2020. For additional information on these lease-related impairments, refer to Note 6.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was $18.7 million and $36.9 million for the three and six months ended January 31, 2020 and $19.2 million and $38.3 million for the three and six months ended January 31, 2021, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the six months ended January 31, 2021.

Intangible assets, net consists of the following:

	As of
	July 31, 2020	January 31, 2021
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(35,987)	(43,376)
Accumulated amortization of customer relationships	(4,953)	(5,733)
Accumulated amortization of trade name	(1,998)	(2,519)
Total accumulated amortization	(42,938)	(51,628)
Total intangible assets, net	$49,392	$40,702

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021 (remaining six months)	$8,690
2022	16,183
2023	10,856
2024	3,210
2025	1,763
Total	$40,702

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2020	January 31, 2021
	(in thousands)
Accrued commissions	$33,503	$36,878
Contributions to ESPP withheld	16,563	29,852
Accrued vacation	24,006	26,944
Payroll taxes payable	10,742	23,305
Accrued bonus	5,568	12,576
Accrued benefits	8,426	9,531
Other	10,301	11,929
Total accrued compensation and benefits	$109,109	$151,014

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2020	January 31, 2021
	(in thousands)
Income taxes payable	$9,703	$8,997
Accrued professional services	3,006	4,079
Other	13,215	13,054
Total accrued expenses and other current liabilities	$25,924	$26,130

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on the closing price of our Class A common stock of $30.52 on January 31, 2021, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended January 31, 2021. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after January 31, 2021.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2020	January 31, 2021
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(80,298)	(64,719)
Unamortized debt issuance costs (1)	(4,480)	(3,611)
Net carrying amount	$490,222	$506,670
Carrying amount of equity component (2)	$148,598	$148,598

(1)

Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 6.62%.

(2)	Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of January 31, 2021, the remaining life of the 2023 Notes was approximately 23 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Interest expense related to amortization of debt discount	$7,352	$7,854	$14,584	$15,579
Interest expense related to amortization of debt issuance costs	411	438	814	869
Total interest expense	$7,763	$8,292	$15,398	$16,448

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2020 and January 31, 2021. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2026 Notes consisted of the following:

As of January 31, 2021
(in thousands)
Principal amounts:
Principal	$750,000
Unamortized debt discount (conversion feature) (1)	(219,829)
Unamortized debt issuance costs (1)	(25,116)
Net carrying amount	$505,055

(1)

Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of January 31, 2021, the remaining life of the 2026 Notes was approximately 5.6 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended	Six Months Ended
	January 31, 2021
	(in thousands)
Interest expense related to amortization of debt discount	$7,894	$11,081
Interest expense related to amortization of debt issuance costs	902	1,267
Non-cash interest expense	4,663	6,615
Total interest expense	$13,459	$18,963

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through January 31, 2021 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

Impact to Earnings per Share

The 2026 Notes will have no impact on diluted EPS until the average price of our Class A common stock is greater than the conversion price, discussed above, as we intend to settle the principal amount of the 2026 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2026 Notes when the price of our Class A common stock exceeds the conversion price. During the six months ended January 31, 2021, the average price of our Class A common stock did not exceed the conversion price of the 2026 Notes.

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

Our finance leases are not material to our condensed consolidated financial statements. The related assumptions and additional disclosures for our finance leases are not material.

Total operating lease cost was $10.2 million and $18.9 million for the three and six months ended January 31, 2020 and $10.5 million and $20.9 million for the three and six months ended January 31, 2021, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges.

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

During the first quarter of fiscal 2021, we recorded additional impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the six months ended January 31, 2021. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

As of January 31, 2021
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$169,887
Accumulated amortization	(48,821)
Operating lease right-of-use assets, net	$121,066

Operating lease liabilities—current	$41,309
Operating lease liabilities—non-current	107,784
Total operating lease liabilities	$149,093

Weighted average remaining lease term (in years):	3.5
Weighted average discount rate:	5.4%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,686	$12,398	$21,436	$22,374

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$23,420	$3,620	$36,389	$13,538

The undiscounted cash flows for our operating lease liabilities as of January 31, 2021 were as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021 (remaining six months)	$24,174
2022	48,894
2023	47,688
2024	33,040
2025	7,194
Thereafter	4,698
Total lease payments	165,689
Less: imputed interest	(16,596)
Total lease obligation	149,093
Less: current lease obligations	(41,309)
Long-term lease obligations	$107,784

As of January 31, 2021, we had additional operating lease commitments of approximately $0.8 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2022, with lease terms of approximately two years.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2021, we had up to approximately $61.4 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $66.9 million in the form of guarantees to certain of our OEMs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Legal Proceedings

Securities Class Actions.  Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied our motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. The court held a case management conference on October 27, 2020 and set a pretrial schedule for the case. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs Jose Flores and the City of Miami Fire Fighters and Police Officers Retirement Trust and approve their appointment of a new co-lead counsel. Defendants filed an opposition on February 10, 2021, lead plaintiff filed a reply on February 17, 2021, and defendants filed a response to lead plaintiff’s reply on February 22, 2021. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application within 21 days of the order. The litigation is still in early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint.

Shareholder Derivative Actions.  Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally alleged insider trading and violation of California Corporations Code Section 25402, and the Santa Clara County Superior Court complaints further included additional claims for "abuse of control" and "gross mismanagement." In August 2019, the Superior Court of California for the County of Santa Clara consolidated the Santa Clara derivative actions into a single action and, in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On September 17, 2019, the Superior Court of California for the County of San Mateo granted the plaintiff’s request for voluntary dismissal without prejudice. On January 7, 2020, the U.S. District Court for the North District of California consolidated the federal actions and, on March 6, 2020, the plaintiffs filed a stipulation designating a lead plaintiff and deeming the lead plaintiff’s original complaint as the designated complaint in the matter. On April 22, 2020, (i) the individual defendants filed a motion to dismiss the designated complaint on the grounds that it fails to state a claim, and (ii) we filed a motion to dismiss the designated complaint on the grounds that the plaintiffs failed to make a demand on our Board of Directors before filing the designated complaint. In response, the plaintiffs filed an amended complaint on June 17, 2020. On October 5, 2020, the court granted the individual defendants’ motions to dismiss the amended complaint, while providing the plaintiffs leave to amend their complaint by October 26, 2020, which deadline was extended to December 1, 2020. In lieu of filing an amended complaint, the stockholders in the federal derivative actions have made a demand on our Board of Directors to investigate the allegations underlying the securities class action matters, and the parties subsequently filed a stipulation with the court to have the federal derivative lawsuit dismissed. On December 22, 2020, pursuant to the parties’ stipulation, the matter was dismissed in toto and with prejudice with respect to plaintiffs’ standing to pursue derivative claims based on allegations of demand futility. The matters are in the very early stages and we are not able to determine what, if any, liabilities will attach to these matters.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of January 31, 2021, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of January 31, 2021, we had 193.5 million shares of Class A common stock issued and outstanding and 10.8 million shares of Class B common stock issued and outstanding.

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

During the six months ended January 31, 2021, we repurchased 5.2 million shares of common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of January 31, 2021, there is no remaining authorization and the program has expired, as our Board of Directors does not plan to authorize any additional share repurchases in the foreseeable future.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019 and 2020, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million and 10.1 million shares, respectively, pursuant to these provisions. As of January 31, 2021, we had reserved a total of 47.0 million shares for the issuance of equity awards under the Stock Plans, of which 13.4 million shares were still available for grant.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Market Stock Units — Due to the departure of our former Chief Executive Officer (“CEO”) in December 2020, the 300,000 RSUs subject to certain market conditions ("MSUs") that were previously granted in October 2018 and December 2019 were forfeited.

In connection with his hiring, in December 2020, the Compensation Committee of our Board of Directors approved the grant of 703,117 MSUs to our new CEO. These MSUs have a weighted average grant date fair value per unit of $35.69 and will vest up to 133% based upon the achievement of certain stock price targets over a performance period of approximately 4.0 years, subject to his continuous service on each vesting date.

In order to align with the MSUs granted to our new CEO, in December 2020, the Compensation Committee of our Board of Directors modified the vesting conditions for the 75,000 MSUs previously granted to another of our executives. These modified MSUs have a weighted average grant date fair value per unit of $27.54 and will vest based upon the achievement of a modified stock price target over the original performance period of approximately 3.9 years, subject to continuous service on each vesting date. The incremental compensation cost resulting from this modification was not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of January 31, 2021, 778,117 MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2020	22,632	$32.70
Granted	12,211	$29.37
Released	(5,251)	$32.21
Forfeited	(2,310)	$31.51
Outstanding at January 31, 2021	27,282	$31.40

Stock Options

We did not grant any stock options during the six months ended January 31, 2021. A total of 0.8 million stock options were exercised during the six months ended January 31, 2021, with an average exercise price per share of $5.09. As of January 31, 2021, 6.3 million stock options, with a weighted average exercise price of $4.55 per share, a weighted average remaining contractual life of 2.2 years and an aggregate intrinsic value of $163.3 million, remained outstanding.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

During the six months ended January 31, 2021, 1.5 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $18.1 million. As of January 31, 2021, 7.7 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2020	2021
Expected term (in years)	0.92	0.92
Risk-free interest rate	1.9%	0.1%
Volatility	68.7%	73.4%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue:
Product	$1,458	$1,659	$2,570	$3,163
Support, entitlements and other services	5,140	5,764	9,891	11,525
Sales and marketing	31,185	30,031	58,960	62,258
Research and development	36,459	36,058	74,022	73,945
General and administrative	11,373	10,942	21,598	22,761
Total stock-based compensation expense	$85,615	$84,454	$167,041	$173,652

As of January 31, 2021, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $776.1 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.6 million and $8.6 million for the three and six months ended January 31, 2020 and $5.1 million and $9.4 million for the three and six months ended January 31, 2021, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(217,564)	$(287,390)	$(446,864)	$(552,438)
Denominator:
Weighted average shares—basic and diluted	192,727	202,520	191,199	202,798
Net loss per share attributable to common stockholders— basic and diluted	$(1.13)	$(1.42)	$(2.34)	$(2.72)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Six Months Ended January 31,
	2020	2021
	(in thousands)
Outstanding stock options and RSUs	33,500	33,571
Employee stock purchase plan	2,793	2,719
Contingently issuable shares pursuant to business combinations	611	253
Common stock warrants	34	—
Total	36,938	36,543

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
U.S.	$182,372	$182,261	$367,139	$359,374
Asia Pacific	70,804	63,187	131,125	125,785
Europe, the Middle East and Africa	75,681	86,135	132,394	146,041
Other Americas	17,910	14,799	30,877	27,936
Total revenue	$346,767	$346,382	$661,535	$659,136

As of July 31, 2020 and January 31, 2021, $136.7 million and $118.8 million, respectively, of our long-lived assets, net were located in the United States.

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

Our enterprise cloud platform can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based software and software as a service ("SaaS") offerings, via hosted service or delivered pre-installed on an appliance that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order appliances and can be used over the life of the associated appliance. Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order appliances. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or in limited cases, directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support.

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

We had a broad and diverse base of approximately 18,770 end customers as of January 31, 2021, including approximately 950 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 15,880 as of January 31, 2020 to approximately 18,770 as of January 31, 2021.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We continue to invest in the growth of our business, including the development of our solutions, hiring for critical roles in our global teams, projects to increase the demand for our solutions and other sales and marketing initiatives. The number of our full-time employees increased from approximately 6,100 as of January 31, 2020 to approximately 6,210 as of January 31, 2021. We have an engineering team focused on distributed systems and IT infrastructure technologies at our San Jose, California headquarters and at our research and development centers in India, North Carolina, Washington, Serbia and Germany. We have in the past also expanded our international sales and marketing presence by continuing to build out our global teams and continuing to invest in sales and marketing initiatives, such as additional demand generation spending to increase pipeline growth. We plan to, in the long term, invest in our global engineering team to enhance the functionality of our enterprise cloud platform, including our newer subscription-based products, introduce new products and features to build upon our technology leadership, as well as expand our global sales and marketing teams. However, as discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, both in response to the ongoing and rapidly evolving COVID-19 pandemic and as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.

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

We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. We have also seen a reduction in our operating expenses in recent quarters, including sales and marketing expenses, some of which is due to a number of proactive actions that we took to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, and some of which is a natural result of the continued restrictions on travel and in-person events from the pandemic. Although the full impact of these actions is uncertain, some of these cost savings measures are temporary While we do expect to see some of our operating expenses increase from the suppressed levels in recent quarters as some of the proactive cost savings measures expire and some level of travel and other related expenses return, we are focused on improving our operating cash flow performance and we do not expect that travel or other related expenses will return to pre-pandemic levels. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 for further discussion of the possible impact of these actions on our business and financial performance.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands, except percentages)
Total revenue	$346,767	$346,382	$661,535	$659,136
Year-over-year percentage increase (decrease)	3.4%	(0.1)%	2.0%	(0.4)%
Subscription revenue	$266,544	$305,946	$484,440	$584,111
Total billings	$428,077	$385,513	$808,075	$720,461
Subscription billings	$339,142	$339,168	$614,680	$633,091
ACV billings	$139,529	$159,208	$256,965	$285,956
Run-rate ACV	$1,080,931	$1,384,823	$1,080,931	$1,384,823
Gross profit	$271,544	$275,428	$514,111	$520,223
Adjusted gross profit	$282,373	$286,545	$534,497	$542,586
Gross margin	78.3%	79.5%	77.7%	78.9%
Adjusted gross margin	81.4%	82.7%	80.8%	82.3%
Total deferred revenue	$1,056,584	$1,246,291	$1,056,584	$1,246,291
Net cash used in operating activities	$(52,491)	$(15,557)	$(78,654)	$(19,630)
Free cash flow	$(73,739)	$(28,473)	$(118,105)	$(44,798)
Non-GAAP operating expenses	$396,316	$353,527	$782,653	$694,770
Total end customers	15,880	18,770	15,880	18,770

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$266,544	$305,946	$484,440	$584,111
Non-portable software revenue	59,131	21,661	136,702	41,704
Hardware revenue	8,542	1,321	18,266	2,050
Professional services revenue	12,550	17,454	22,127	31,271
Total revenue	$346,767	$346,382	$661,535	$659,136

Disaggregation of billings:
Subscription billings	$339,142	$339,168	$614,680	$633,091
Non-portable software billings	59,131	21,661	136,702	41,704
Hardware billings	8,542	1,321	18,266	2,050
Professional services billings	21,262	23,363	38,427	43,616
Total billings	$428,077	$385,513	$808,075	$720,461

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•

Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $123.8 million and $238.7 million of our subscription revenue for the three and six months ended January 31, 2020 and approximately $159.2 million and $307.0 million of our subscription revenue for the three and six months ended January 31, 2021, respectively.

•

Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $142.7 million and $245.7 million of our subscription revenue for the three and six months ended January 31, 2020 and approximately $146.7 million and $277.1 million of our subscription revenue for the three and six months ended January 31, 2021, respectively.

Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order appliance by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the appliance on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.

Hardware revenue — In transactions where the hardware appliance is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands, except percentages)
Total revenue	$346,767	$346,382	$661,535	$659,136
Change in deferred revenue	81,310	39,131	146,540	61,325
Total billings (non-GAAP)	$428,077	$385,513	$808,075	$720,461

Gross profit	$271,544	$275,428	$514,111	$520,223
Stock-based compensation	6,598	7,423	12,461	14,688
Amortization of intangible assets	3,694	3,694	7,388	7,388
Impairment of lease-related assets	537	—	537	287
Adjusted gross profit (non-GAAP)	$282,373	$286,545	$534,497	$542,586

Gross margin	78.3%	79.5%	77.7%	78.9%
Stock-based compensation	1.8%	2.1%	1.9%	2.2%
Amortization of intangible assets	1.1%	1.1%	1.1%	1.1%
Impairment of lease-related assets	0.2%	0.0%	0.1%	0.1%
Adjusted gross margin (non-GAAP)	81.4%	82.7%	80.8%	82.3%

Operating expenses	$478,603	$431,676	$941,507	$858,544
Stock-based compensation	(79,017)	(77,031)	(154,580)	(158,964)
Amortization of intangible assets	(651)	(651)	(1,302)	(1,302)
Impairment of lease-related assets	(2,465)	—	(2,465)	(2,535)
Other	(154)	(467)	(507)	(973)
Operating expenses (non-GAAP)	$396,316	$353,527	$782,653	$694,770

Net cash used in operating activities	$(52,491)	$(15,557)	$(78,654)	$(19,630)
Purchases of property and equipment	(21,248)	(12,916)	(39,451)	(25,168)
Free cash flow (non-GAAP)	$(73,739)	$(28,473)	$(118,105)	$(44,798)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Subscription revenue	$266,544	$305,946	$484,440	$584,111
Change in subscription deferred revenue	72,598	33,222	130,240	48,980
Subscription billings	$339,142	$339,168	$614,680	$633,091

Professional services revenue	$12,550	$17,454	$22,127	$31,271
Change in professional services deferred revenue	8,712	5,909	16,300	12,345
Professional services billings	$21,262	$23,363	$38,427	$43,616

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

Investment in Growth

We plan to, in the long term, invest in sales and marketing so that we can capitalize on our market opportunity, including growing our sales and marketing teams, continuing our focus on opportunities with major accounts and large deals, which we define as transactions over $500,000, expanding our focus on opportunities in commercial accounts, as well as other sales and marketing initiatives, such as demand generation spending to increase our pipeline growth. As discussed above in the section titled "Impact of the COVID-19 Pandemic," both in response to the COVID-19 pandemic and as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to reduce our expenses and, as a result, our overall sales and marketing expense will fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2021, we considered approximately 81% of our global sales team members to be fully ramped, while the remaining approximately 19% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, may further increase, potentially significantly, the time it takes for our sales team members to become fully productive. We are focused on actively managing these realignments and potential effects. We intend to continue investing in our growth, while improving our operating cash flow performance by continuing to maintain our focus on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.

We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we had previously effected a global hiring pause outside of a small number of critical roles and, while the hiring pause is no longer in effect, the overall growth in our global research and development and engineering teams may fluctuate from quarter to quarter in the near-term.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2021, approximately 68% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.0x greater, on average, than their initial order. This number increases to approximately 15.7x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2021. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

Components of Our Results of Operations

Revenue

We generate revenue primarily from the sale of our enterprise cloud platform, which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on an appliance that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order appliances and can be used over the life of the associated appliance.

Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years.

Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or in limited cases, directly from Nutanix. Our enterprise cloud platform is typically purchased with one or more years of support and entitlements, which includes the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs.

Product revenue — Product revenue consists of software and hardware revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, upon making the software available to the customer when not sold with an appliance or as services are performed with SaaS offerings. In transactions where the hardware appliance is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to increase the size of our global sales and marketing organizations. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we have proactively taken steps to reduce our expenses, including (i) effecting a global hiring pause outside of a small number of critical roles; (ii) implementing travel restrictions prohibiting all non-essential business travel; and (iii) postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person sales and marketing events, including our 2020 .NEXT customer and partner events and our fiscal 2021 sales kick off. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term. Additionally, given our transition to a subscription-based business model, including our continued emphasis on ACV, during the fiscal quarter ended October 31, 2020, we adjusted the compensation structure of our sales force, which has led to a higher proportion of commissions expense being deferred, and a decrease in commissions expense and overall sales and marketing expenses as a percentage of revenue and on an absolute basis. We expect this trend to continue for the duration of fiscal 2021. For additional information, refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(in thousands)
Revenue:
Product	$213,547	$174,798	$405,991	$330,550
Support, entitlements and other services	133,220	171,584	255,544	328,586
Total revenue	346,767	346,382	661,535	659,136
Cost of revenue:
Product (1)(2)	20,676	13,784	41,909	26,598
Support, entitlements and other services (1)	54,547	57,170	105,515	112,315
Total cost of revenue	75,223	70,954	147,424	138,913
Gross profit	271,544	275,428	514,111	520,223
Operating expenses:
Sales and marketing (1)(2)	304,936	261,071	596,774	518,361
Research and development (1)	139,088	135,571	277,294	271,375
General and administrative (1)	34,579	35,034	67,439	68,808
Total operating expenses	478,603	431,676	941,507	858,544
Loss from operations	(207,059)	(156,248)	(427,396)	(338,321)
Other expense, net	(5,863)	(126,001)	(10,903)	(204,733)
Loss before provision for income taxes	(212,922)	(282,249)	(438,299)	(543,054)
Provision for income taxes	4,642	5,141	8,565	9,384
Net loss	$(217,564)	$(287,390)	$(446,864)	$(552,438)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,458	$1,659	$2,570	$3,163
Support, entitlements and other services cost of revenue	5,140	5,764	9,891	11,525
Sales and marketing	31,185	30,031	58,960	62,258
Research and development	36,459	36,058	74,022	73,945
General and administrative	11,373	10,942	21,598	22,761
Total stock-based compensation expense	$85,615	$84,454	$167,041	$173,652

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,694	$7,388	$7,388
Sales and marketing	651	651	1,302	1,302
Total amortization of intangible assets	$4,345	$4,345	$8,690	$8,690

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2021	2020	2021
	(as a percentage of total revenue)
Revenue:
Product	61.6%	50.5%	61.4%	50.1%
Support, entitlements and other services	38.4%	49.5%	38.6%	49.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	6.0%	4.0%	6.3%	4.0%
Support, entitlements and other services	15.7%	16.5%	16.0%	17.0%
Total cost of revenue	21.7%	20.5%	22.3%	21.1%
Gross profit	78.3%	79.5%	77.7%	78.9%
Operating expenses:
Sales and marketing	87.9%	75.4%	90.2%	78.6%
Research and development	40.1%	39.1%	41.9%	41.2%
General and administrative	10.0%	10.1%	10.2%	10.4%
Total operating expenses	138.0%	124.6%	142.3%	130.3%
Loss from operations	(59.7)%	(45.1)%	(64.6)%	(51.3)%
Other expense, net	(1.7)%	(36.4)%	(1.6)%	(31.1)%
Loss before provision for income taxes	(61.4)%	(81.5)%	(66.2)%	(82.4)%
Provision for income taxes	1.3%	1.5%	1.3%	1.4%
Net loss	(62.7)%	(83.0)%	(67.5)%	(83.8)%

Comparison of the Three and Six Months Ended January 31, 2020 and 2021

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Product	$213,547	$174,798	$(38,749)	(18)%	$405,991	$330,550	$(75,441)	(19)%
Support, entitlements and other services	133,220	171,584	38,364	29%	255,544	328,586	73,042	29%
Total revenue	$346,767	$346,382	$(385)	(0)%	$661,535	$659,136	$(2,399)	(0)%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
U.S.	$182,372	$182,261	$(111)	(0)%	$367,139	$359,374	$(7,765)	(2)%
Asia Pacific	70,804	63,187	(7,617)	(11)%	131,125	125,785	(5,340)	(4)%
Europe, the Middle East and Africa	75,681	86,135	10,454	14%	132,394	146,041	13,647	10%
Other Americas	17,910	14,799	(3,111)	(17)%	30,877	27,936	(2,941)	(10)%
Total revenue	$346,767	$346,382	$(385)	(0)%	$661,535	$659,136	$(2,399)	(0)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in product revenue for the three and six months ended January 31, 2021 was due primarily to our continued transition to selling subscription term-based licenses, as these licenses generally have a shorter average term than those that can be used over the life of the associated appliance. For both the three and six months ended January 31, 2020, the total average contract term was approximately 3.9 years, and for the three and six months ended January 31, 2021, the total average contract term was approximately 3.4 years and 3.5 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses. The decrease in product revenue was also impacted by a decrease in hardware revenue, as more customers are purchasing hardware directly from our OEMs.

Support, entitlements and other services revenue increased for the three and six months ended January 31, 2021, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Cost of product revenue	$20,676	$13,784	$(6,892)	(33)%	$41,909	$26,598	$(15,311)	(37)%
Product gross margin	90.3%	92.1%			89.7%	92.0%
Cost of support, entitlements and other services revenue	$54,547	$57,170	$2,623	5%	$105,515	$112,315	$6,800	6%
Support, entitlements and other services gross margin	59.1%	66.7%			58.7%	65.8%
Total gross margin	78.3%	79.5%			77.7%	78.9%

Cost of product revenue

Cost of product revenue decreased for the three and six months ended January 31, 2021, as compared to the prior year periods, due primarily to the decreases in hardware revenue resulting from our continued focus on more software-only transactions.

Product gross margin increased by 1.8 percentage points and 2.3 percentage points for the three and six months ended January 31, 2021, respectively, as compared to the prior year periods, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2021, as compared to the prior year periods, due primarily to higher personnel costs, relating to growth in our global customer support organization. The increase in personnel costs was driven primarily by a 7% increase in our customer support, entitlements and other services headcount from January 31, 2020 to January 31, 2021.

Support, entitlements and other services gross margin increased by 7.6 percentage points and 7.1 percentage points for the three and six months ended January 31, 2021, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$304,936	$261,071	$(43,865)	(14)%	$596,774	$518,361	$(78,413)	(13)%
Percent of total revenue	87.9%	75.4%			90.2%	78.6%

Sales and marketing expense decreased for the three and six months ended January 31, 2021, as compared to the prior year periods, due primarily to lower marketing costs, travel and entertainment expenses and personnel-related costs as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above. In addition, the decrease in sales and marketing expense was aided by the changes to our sales compensation plans beginning in fiscal 2021, resulting from our transition to a subscription-based business model, including our continued emphasis on ACV, which resulted in more expense being deferred to later periods.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Research and development	$139,088	$135,571	$(3,517)	(3)%	$277,294	$271,375	$(5,919)	(2)%
Percent of total revenue	40.1%	39.1%			41.9%	41.2%

R&D expense decreased for the three and six months ended January 31, 2021, as compared to the prior year periods, due primarily to lower headcount-related costs as a result of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as the impact of the lease-related asset impairment recorded during the three months ended January 31, 2020.

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
General and administrative	$34,579	$35,034	$455	1%	$67,439	$68,808	$1,369	2%
Percent of total revenue	10.0%	10.1%			10.2%	10.4%

G&A expense increased for the three and six months ended January 31, 2021, as compared to the prior year periods, due primarily to increases in headcount-related expenses, partially offset by the impact of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as lower outside services costs.

Other Expense, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Interest income, net	$3,812	$1,178	$2,634	69%	$8,678	$2,478	$6,200	71%
Change in fair value of derivative liability	—	(101,640)	101,640	100%	—	(166,380)	166,380	100%
Amortization of debt discount and issuance costs and non-cash interest expense	(7,762)	(21,751)	13,989	180%	(15,398)	(35,410)	20,012	130%
Other	(1,913)	(3,788)	1,875	98%	(4,183)	(5,421)	1,238	30%
Other expense, net	$(5,863)	$(126,001)	$120,138	2,049%	$(10,903)	$(204,733)	$193,830	1,778%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in other expense, net for the three and six months ended January 31, 2021, as compared to the prior year periods, was due primarily to additional expense resulting from the new 2026 Notes, including the change in the fair value of the derivative liability and interest expense associated with the amortization of the debt discount and issuance costs for the 2026 Notes.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,642	$5,141	$499	11%	$8,565	$9,384	$819	10%

The increase in the income tax provision for the three and six months ended January 31, 2021, as compared to the prior year periods, was due primarily to an increase in foreign taxes, as we continued our global expansion. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of January 31, 2021, we had $298.7 million of cash and cash equivalents, $3.2 million of restricted cash and $990.1 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(78,654)	$(19,630)
Net cash used in investing activities	(132,560)	(620,893)
Net cash provided by financing activities	26,486	620,442
Net decrease in cash, cash equivalents and restricted cash	$(184,728)	$(20,080)

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Operating Activities

Net cash used in operating activities was $19.6 million for the six months ended January 31, 2021, compared to cash used in operating activities of $78.7 million for the six months ended January 31, 2020. The decrease in cash used in operating activities for the six months ended January 31, 2021 was due primarily to lower operating expenses as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as higher cash collections due to the timing of billings.

Cash Flows from Investing Activities

Net cash used in investing activities of $132.6 million for the six months ended January 31, 2020 included $416.6 million of short-term investment purchases and $39.5 million of purchases of property and equipment, partially offset by $299.4 million of maturities of short-term investments and $24.1 million of sales of short-term investments.

Net cash used in investing activities of $620.9 million for the six months ended January 31, 2021 included $859.6 million of short-term investment purchases and $25.2 million of purchases of property and equipment, partially offset by $260.9 million of maturities of short-term investments and $3.0 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $26.5 million for the six months ended January 31, 2020 consisted of net proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of $620.4 million for the six months ended January 31, 2021 consisted of $723.6 million of proceeds from the issuance of the 2026 Notes, net of issuance costs, and $21.9 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,325,000	$—	$575,000	$—	$750,000
Paid-in-kind interest on convertible senior notes (1)	6,615	—	—	—	6,615
Operating leases (undiscounted basis) (2)	166,485	49,537	91,919	21,642	3,387
Other commitments (3)	63,410	55,099	5,983	2,328	—
Guarantees with OEMs	66,925	36,925	30,000	—	—
Total	$1,628,435	$141,561	$702,902	$23,970	$760,002

(1)	For additional information regarding our convertible senior notes, refer to Note 5 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)	For additional information regarding our operating leases, refer to Note 6 of Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)	Purchase obligations and other commitments pertaining to our daily business operations.

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

As of January 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

As of January 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $22.1 million and $23.9 million for the six months ended January 31, 2020 and 2021, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 (the "2020 Form 10-K"), together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. The risk factor below has been materially updated from the corresponding risk factor in our 2020 Form 10-K. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2020 Form 10-K.

Risks Related to Our Business and Industry

We rely on our key personnel, and our Chief Executive Officer in particular, to grow our business, and the loss of one or more such key employees or the inability to attract, hire, integrate, train, retain, and motivate qualified personnel could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our executive officers and key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth. For example, we recently appointed Rajiv Ramaswami as our President and Chief Executive Officer. A failure to integrate Mr. Ramaswami successfully and in a timely manner, or the loss of the services of Mr. Ramaswami, could disrupt our business and negatively impact our operating results, prospects and future growth and cause a significant decline in the price of our Class A common stock. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could disrupt our business and have a significant negative impact our operating results, prospects and future growth.

In addition, our future success also depends substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately incentivize qualified and highly skilled personnel, in particular, in engineering and sales. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for such personnel. Furthermore, the industry in which we operate generally experiences high employee attrition. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. Volatility or lack of performance in the price of our Class A common stock may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations, including in reaction to COVID-19, may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

Item 6.Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1††	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between Nutanix, Inc. and Super Micro Computer Inc.					X
10.2+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/09/2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: March 4, 2021	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)