Form 10-Q
period 2021-04-30
Nutanix, Inc.
filed 2021-06-03
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

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

As of May 31, 2021, the registrant had 204,321,466 shares of Class A common stock, $0.000025 par value per share, and 7,243,241 shares of Class B common stock, $0.000025 par value per share, outstanding.

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
•
the timing, evolvement and potential impact of the COVID-19 pandemic on the global market environment and the IT industry, as well as on our business, operations and financial results, including changes we have made or anticipate making in response to the COVID-19 pandemic, our ability to manage our business during the pandemic, and the position we anticipate being in following the pandemic;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2020	April 30, 2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$318,737	$274,676
Short-term investments	401,041	980,145
Accounts receivable, net of allowances of $804 and $775, respectively	242,516	143,116
Deferred commissions—current	68,694	102,728
Prepaid expenses and other current assets	63,032	65,918
Total current assets	1,094,020	1,566,583
Property and equipment, net	143,172	133,392
Operating lease right-of-use assets	127,326	112,207
Deferred commissions—non-current	146,834	206,834
Intangible assets, net	49,392	36,357
Goodwill	185,260	185,260
Other assets—non-current	22,543	24,918
Total assets	$1,768,547	$2,265,551
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,029	$56,638
Accrued compensation and benefits	109,109	128,944
Accrued expenses and other current liabilities	25,924	28,070
Deferred revenue—current	534,572	605,031
Operating lease liabilities—current	36,569	42,411
Total current liabilities	760,203	861,094
Deferred revenue—non-current	648,869	669,005
Operating lease liabilities—non-current	116,794	96,342
Convertible senior notes, net	490,222	1,038,013
Derivative liability	—	312,263
Other liabilities—non-current	27,436	35,608
Total liabilities	2,043,524	3,012,325
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2020 and April 30, 2021; no shares issued and outstanding as of July 31, 2020 and April 30, 2021	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2020 and April 30, 2021; 201,949 (186,846 Class A and 15,103 Class B) and 211,531 (202,186 Class A and 9,345 Class B) shares issued and outstanding as of July 31, 2020 and April 30, 2021	5	5
Additional paid-in capital	2,245,180	2,522,302
Accumulated other comprehensive income	2,030	92
Accumulated deficit	(2,522,192)	(3,269,173)
Total stockholders’ deficit	(274,977)	(746,774)
Total liabilities and stockholders’ deficit	$1,768,547	$2,265,551

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands, except per share data)
Revenue:
Product	$180,756	$172,308	$586,747	$502,858
Support, entitlements and other services	137,517	172,200	393,061	500,786
Total revenue	318,273	344,508	979,808	1,003,644
Cost of revenue:
Product	15,990	12,896	57,899	39,494
Support, entitlements and other services	56,304	61,578	161,819	173,893
Total cost of revenue	72,294	74,474	219,718	213,387
Gross profit	245,979	270,034	760,090	790,257
Operating expenses:
Sales and marketing	299,162	263,358	895,936	781,719
Research and development	141,346	144,917	418,640	416,292
General and administrative	35,644	42,332	103,083	111,140
Total operating expenses	476,152	450,607	1,417,659	1,309,151
Loss from operations	(230,173)	(180,573)	(657,569)	(518,894)
Other (expense) income, net	(5,640)	61,352	(16,543)	(143,381)
Loss before provision for income taxes	(235,813)	(119,221)	(674,112)	(662,275)
Provision for income taxes	4,858	4,419	13,423	13,803
Net loss	$(240,671)	$(123,640)	$(687,535)	$(676,078)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.23)	$(0.60)	$(3.56)	$(3.31)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	196,366	207,715	192,896	204,407

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Net loss	$(240,671)	$(123,640)	$(687,535)	$(676,078)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	487	(465)	956	(1,938)
Comprehensive loss	$(240,184)	$(124,105)	$(686,579)	$(678,016)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Nine Months Ended April 30, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	2,620	—	2,608	—	—	2,608
Issuance of common stock from ESPP purchase	959	—	21,337	—	—	21,337
Stock-based compensation	—	—	81,426	—	—	81,426
Other comprehensive income	—	—	—	565	—	565
Net loss	—	—	—	—	(229,300)	(229,300)
Balance - October 31, 2019	192,174	5	1,940,899	1,234	(1,878,609)	63,529
Issuance of common stock through employee equity incentive plans	2,480	—	2,414	—	—	2,414
Stock-based compensation	—	—	85,615	—	—	85,615
Other comprehensive loss	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	(217,564)	(217,564)
Balance - January 31, 2020	194,654	5	2,028,928	1,138	(2,096,173)	(66,102)
Issuance of common stock through employee equity incentive plans	2,512	—	858	—	—	858
Issuance of common stock from ESPP purchase	2,360	—	29,293	—	—	29,293
Stock-based compensation	—	—	92,096	—	—	92,096
Other comprehensive income	—	—	—	487	—	487
Net loss	—	—	—	—	(240,671)	(240,671)
Balance - April 30, 2020	199,526	$5	$2,151,175	$1,625	$(2,336,844)	$(184,039)

	Nine Months Ended April 30, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	5	2,299,903	880	(2,858,143)	(557,355)
Issuance of common stock through employee equity incentive plans	2,892	—	2,222	—	—	2,222
Stock-based compensation	—	—	84,454	—	—	84,454
Other comprehensive loss	—	—	—	(323)	—	(323)
Net loss	—	—	—	—	(287,390)	(287,390)
Balance - January 31, 2021	204,238	5	2,386,579	557	(3,145,533)	(758,392)
Issuance of common stock through employee equity incentive plans	4,769	—	8,340	—	—	8,340
Issuance of common stock from ESPP purchase	2,524	—	32,097	—	—	32,097
Stock-based compensation	—	—	95,286	—	—	95,286
Other comprehensive loss	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(123,640)	(123,640)
Balance - April 30, 2021	211,531	$5	$2,522,302	$92	$(3,269,173)	$(746,774)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2020	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(687,535)	$(676,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,715	70,609
Stock-based compensation	259,137	268,938
Change in fair value of derivative liability	—	81,353
Amortization of debt discount and issuance costs	23,290	46,178
Operating lease cost, net of accretion	22,340	25,818
Impairment of lease-related assets	3,002	2,822
Non-cash interest expense	—	11,331
Other	(33)	7,025
Changes in operating assets and liabilities:
Accounts receivable, net	9,027	102,029
Deferred commissions	(47,063)	(94,034)
Prepaid expenses and other assets	12,371	(4,375)
Accounts payable	(5,675)	542
Accrued compensation and benefits	(11,456)	17,523
Accrued expenses and other liabilities	(1,333)	4,039
Operating leases, net	(21,076)	(26,864)
Deferred revenue	211,774	87,964
Net cash used in operating activities	(163,515)	(75,180)
Cash flows from investing activities:
Maturities of investments	498,611	486,640
Purchases of investments	(524,568)	(1,145,335)
Sales of investments	70,878	70,055
Purchases of property and equipment	(72,073)	(41,111)
Net cash used in investing activities	(27,152)	(629,751)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	56,515	62,343
Proceeds from the issuance of convertible notes, net of issuance costs	—	723,617
Repurchases of common stock	—	(125,079)
Net cash provided by financing activities	56,515	660,881
Net decrease in cash, cash equivalents and restricted cash	$(134,152)	$(44,050)
Cash, cash equivalents and restricted cash—beginning of period	399,520	321,991
Cash, cash equivalents and restricted cash—end of period	$265,368	$277,941
Restricted cash (1)	3,037	3,265
Cash and cash equivalents—end of period	$262,331	$274,676
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,658	$13,220
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$7,934	$12,583
Finance lease liabilities arising from obtaining right-of-use assets	$—	$5,769

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

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2020 and 2021, no end customer accounted for more than 10% of total revenue or accounts receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue
	Three Months Ended April 30,		Nine Months Ended April 30,		Accounts Receivable as of
Partners	2020	2021	2020	2021	July 31, 2020	April 30, 2021
Partner A	29%	33%	29%	32%	33%	35%
Partner B	14%	15%	14%	14%	16%	14%
Partner C	(1)	(1)	(1)	(1)	(1)	10%
Partner D	(1)	(1)	(1)	10%	(1)	(1)

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Subscription	$260,963	$307,332	$745,403	$891,443
Non-portable software	41,917	16,741	178,619	58,445
Hardware	3,786	975	22,052	3,025
Professional services	11,607	19,460	33,734	50,731
Total revenue	$318,273	$344,508	$979,808	$1,003,644

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $129.2 million and $367.9 million of our subscription revenue for the three and nine months ended April 30, 2020 and approximately $159.5 million and $466.5 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $131.8 million and $377.5 million of our subscription revenue for the three and nine months ended April 30, 2020 and approximately $147.8 million and $424.9 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively.

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

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2020 and April 30, 2021 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2020	$1,183,441	$215,528
Additions	180,044	67,630
Revenue/commissions recognized	(157,002)	(39,400)
Balance as of October 31, 2020	1,206,483	243,758
Additions	211,392	86,009
Revenue/commissions recognized	(171,584)	(46,562)
Balance as of January 31, 2021	1,246,291	283,205
Additions	199,945	72,601
Revenue/commissions recognized	(172,200)	(46,244)
Balance as of April 30, 2021	$1,274,036	$309,562

During the three and nine months ended April 30, 2020, we recognized revenue of approximately $125.1 million and $293.4 million pertaining to amounts deferred as of January 31, 2020 and July 31, 2019, respectively. During the three and nine months ended April 30, 2021, we recognized revenue of approximately $158.1 million and $453.3 million pertaining to amounts deferred as of January 31, 2021 and July 31, 2020, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1,330.2 million as of April 30, 2021, of which we expect to recognize approximately 48% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of April 30, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$57,443	$—	$—	$57,443
Commercial paper	—	26,999	—	26,999
Corporate bonds	—	2,007	—	2,007
Short-term investments:
Corporate bonds	—	534,209	—	534,209
Commercial paper	—	351,699	—	351,699
U.S. Government securities	—	94,237	—	94,237
Total measured at fair value	$57,443	$1,009,151	$—	$1,066,594
Cash				188,227
Total cash, cash equivalents and short-term investments				$1,254,821

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

	As of July 31, 2020		As of April 30, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$490,222	$529,385	$515,101	$568,899
2026 Notes	—	—	522,912	939,143
Total	$490,222	$529,385	$1,038,013	$1,508,042

The carrying value of the 2023 Notes as of July 31, 2020 and April 30, 2021 was net of the unamortized debt discount of $80.3 million and $56.7 million, respectively, and unamortized debt issuance costs of $4.5 million and $3.2 million, respectively.

The carrying value of the 2026 Notes as of April 30, 2021 includes $8.9 million of non-cash interest expense that was converted to the principal balance, net of the unamortized debt discount of $211.8 million and unamortized debt issuance costs of $24.2 million.

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

The following table shows the estimated fair value of the derivative liability as of the issuance of the 2026 Notes and the change in fair value from issuance through April 30, 2021:

Nine Months Ended April 30, 2021
(in thousands)
Derivative liability at issuance of the 2026 Notes	$230,910
Change in fair value	81,353
Derivative liability, end of period	$312,263

We estimated the fair value of the derivative liability using a binomial model, with the following valuation inputs:

	As of
	September 24, 2020	April 30, 2021
Conversion ratio (1)	Conversion price of $26.63 with a 37.552 conversion rate per $1,000	Conversion price of $27.75 with a 36.036 conversion rate per $1,000
Risk-free rate	0.4%	0.9%
Discount rate (2)	9.0%	6.3%
Volatility	42.7%	40.0%
Stock price	$21.26	$27.04

(1)
The conversion ratio was estimated based on the latest forecast of the associated financial performance metric.
(2)
The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2020 and April 30, 2021, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2020 and April 30, 2021, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2021
(in thousands)
Due within one year	$832,232
Due in one to two years	147,913
Total	$980,145

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2020	April 30, 2021
	(in thousands)
Prepaid operating expenses	$31,690	$44,324
VAT receivables	8,381	8,219
Tenant improvement allowance receivables	8,557	—
Other current assets	14,404	13,375
Total prepaid expenses and other current assets	$63,032	$65,918

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2020	April 30, 2021
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$245,245	$286,629
Demonstration units	12	66,569	68,840
Leasehold improvements	(1)	65,557	62,703
Furniture and fixtures	60	17,026	16,485
Total property and equipment, gross		394,397	434,657
Less: accumulated depreciation (2)		(251,225)	(301,265)
Total property and equipment, net		$143,172	$133,392

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

Depreciation expense related to our property and equipment was $19.8 million and $56.7 million for the three and nine months ended April 30, 2020 and $19.2 million and $57.5 million for the three and nine months ended April 30, 2021, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the nine months ended April 30, 2021.

Intangible assets, net consists of the following:

	As of
	July 31, 2020	April 30, 2021
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(35,987)	(47,070)
Accumulated amortization of customer relationships	(4,953)	(6,123)
Accumulated amortization of trade name	(1,998)	(2,780)
Total accumulated amortization	(42,938)	(55,973)
Total intangible assets, net	$49,392	$36,357

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2021 (remaining three months)	$4,345
2022	16,183
2023	10,856
2024	3,210
2025	1,763
Total	$36,357

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2020	April 30, 2021
	(in thousands)
Accrued commissions	$33,503	$39,398
Accrued vacation	24,006	29,326
Payroll taxes payable	10,742	20,008
Contributions to ESPP withheld	16,563	11,302
Accrued benefits	8,426	10,308
Accrued bonus	5,568	8,607
Other	10,301	9,996
Total accrued compensation and benefits	$109,109	$128,944

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2020	April 30, 2021
	(in thousands)
Income taxes payable	$9,703	$8,834
Accrued professional services	3,006	4,907
Other	13,215	14,329
Total accrued expenses and other current liabilities	$25,924	$28,070

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

(1)
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
(2)
during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2023 Notes on each such trading day; or
(3)
upon the occurrence of certain specified corporate events.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on the closing price of our Class A common stock of $27.04 on April 30, 2021, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended April 30, 2021. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after April 30, 2021.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2020	April 30, 2021
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(80,298)	(56,734)
Unamortized debt issuance costs (1)	(4,480)	(3,165)
Net carrying amount	$490,222	$515,101
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 6.62%.
(2)
Included in the condensed consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of April 30, 2021, the remaining life of the 2023 Notes was approximately 20 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Interest expense related to amortization of debt discount	$7,475	$7,985	$22,059	$23,564
Interest expense related to amortization of debt issuance costs	417	446	1,231	1,315
Total interest expense	$7,892	$8,431	$23,290	$24,879

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2020 and April 30, 2021. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

The 2026 Notes consisted of the following:

As of April 30, 2021
(in thousands)
Principal amounts:
Principal	$750,000
Non-cash interest expense converted to principal	8,906
Unamortized debt discount (conversion feature) (1)	(211,795)
Unamortized debt issuance costs (1)	(24,199)
Net carrying amount	$522,912

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of April 30, 2021, the remaining life of the 2026 Notes was approximately 5.4 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended	Nine Months Ended
	April 30, 2021
	(in thousands)
Interest expense related to amortization of debt discount	$8,034	$19,115
Interest expense related to amortization of debt issuance costs	917	2,184
Non-cash interest expense	4,716	11,331
Total interest expense	$13,667	$32,630

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through April 30, 2021 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Impact to Earnings per Share

The 2026 Notes will have no impact on diluted EPS until the average price of our Class A common stock is greater than the conversion price, discussed above, as we intend to settle the principal amount of the 2026 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2026 Notes when the price of our Class A common stock exceeds the conversion price. During the nine months ended April 30, 2021, the average price of our Class A common stock did not exceed the conversion price of the 2026 Notes.

NOTE 6. LEASES

We have operating leases for offices, research and development facilities and datacenters and finance leases for certain datacenter equipment. Our leases have remaining lease terms of one year to approximately eight years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.

Total operating lease cost was $10.0 million and $28.9 million for the three and nine months ended April 30, 2020 and $10.8 million and $31.7 million for the three and nine months ended April 30, 2021, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.3 million and $0.4 million for the three and nine months ended April 30, 2021, respectively.

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

During the first quarter of fiscal 2021, we recorded additional impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the nine months ended April 30, 2021. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

As of April 30, 2021
(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$169,916
Accumulated amortization	(57,709)
Operating lease right-of-use assets, net	$112,207

Operating lease liabilities—current	$42,411
Operating lease liabilities—non-current	96,342
Total operating lease liabilities	$138,753

Weighted average remaining lease term (in years):	3.3
Weighted average discount rate:	5.4%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2021
(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$6,095
Accumulated amortization (1)	(334)
Finance lease right-of-use assets, net (1)	$5,761

Finance lease liabilities—current (2)	$1,202
Finance lease liabilities—non-current (3)	4,567
Total finance lease liabilities	$5,769

Weighted average remaining lease term (in years):	4.8
Weighted average discount rate:	7.0%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,157	$11,860	$30,593	$34,234

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$5,499	$—	$41,888	$13,538
Finance leases	$—	$253	$—	$342

The undiscounted cash flows for our operating lease liabilities as of April 30, 2021 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2021 (remaining three months)	$12,421	$311	$12,732
2022	48,683	1,245	49,928
2023	47,495	1,245	48,740
2024	32,890	1,245	34,135
2025	7,178	1,245	8,423
Thereafter	4,649	578	5,227
Total lease payments	153,316	5,869	159,185
Less: imputed interest	(14,563)	(100)	(14,663)
Total lease obligation	138,753	5,769	144,522
Less: current lease obligations	(42,411)	(1,202)	(43,613)
Long-term lease obligations	$96,342	$4,567	$100,909

As of April 30, 2021, we had additional operating lease commitments of approximately $3.0 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2021 and fiscal 2022, with lease terms of approximately one to three years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2021, we had up to approximately $66.4 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $66.4 million in the form of guarantees to certain of our OEMs.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied our motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process. The court has not yet selected a new lead plaintiff. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options of Nutanix during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Current Complaint. The litigation is still in early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Shareholder Derivative Actions. Beginning on July 1, 2019, several shareholder derivative complaints were filed in each of the U.S. District Court for the Northern District of California, the Superior Court of California for the County of San Mateo and the Superior Court of California for the County of Santa Clara, naming (i) fourteen of Nutanix’s current and former officers and directors as defendants and (ii) the Company as a nominal defendant. The complaints generally alleged claims for breach of fiduciary duty, waste of corporate assets and unjust enrichment, all based on the same general underlying allegations that are contained in the securities class actions described above. The Superior Court complaints additionally alleged insider trading and violation of California Corporations Code Section 25402, and the Santa Clara County Superior Court complaints further included additional claims for "abuse of control" and "gross mismanagement." In August 2019, the Superior Court of California for the County of Santa Clara consolidated the Santa Clara derivative actions into a single action and, in January 2020, the court stayed the consolidated Santa Clara action in deference to the federal derivative actions described above. On March 8, 2021, pursuant to the parties’ stipulation, the matter was dismissed, and with prejudice with respect to plaintiffs’ standing to pursue derivative claims based on allegations of demand futility. On September 17, 2019, the Superior Court of California for the County of San Mateo granted the plaintiff’s request for voluntary dismissal without prejudice. On January 7, 2020, the U.S. District Court for the Northern District of California consolidated the federal actions and, on March 6, 2020, the plaintiffs filed a stipulation designating a lead plaintiff and deeming the lead plaintiff’s original complaint as the designated complaint in the matter. On April 22, 2020, (i) the individual defendants filed a motion to dismiss the designated complaint on the grounds that it fails to state a claim, and (ii) we filed a motion to dismiss the designated complaint on the grounds that the plaintiffs failed to make a demand on our Board of Directors before filing the designated complaint. In response, the plaintiffs filed an amended complaint on June 17, 2020, which defendants moved to dismiss. On October 5, 2020, the court granted the motions to dismiss the amended complaint, while providing the plaintiffs leave to amend their complaint. In lieu of filing an amended complaint, the stockholders in the federal derivative actions have made a demand on our Board of Directors to investigate the allegations underlying the securities class action matters, and the parties subsequently filed a stipulation with the court to have the federal derivative lawsuit dismissed. On December 22, 2020, pursuant to the parties’ stipulation, the matter was dismissed in toto and with prejudice with respect to plaintiffs’ standing to pursue derivative claims based on allegations of demand futility.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of April 30, 2021, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of April 30, 2021, we had 202.2 million shares of Class A common stock issued and outstanding and 9.3 million shares of Class B common stock issued and outstanding.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

During the nine months ended April 30, 2021, we repurchased 5.2 million shares of common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of April 30, 2021, there is no remaining authorization and the program has expired, as our Board of Directors does not plan to authorize any additional share repurchases in the foreseeable future.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019 and 2020, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million and 10.1 million shares, respectively, pursuant to these provisions. As of April 30, 2021, we had reserved a total of 42.2 million shares for the issuance of equity awards under the Stock Plans, of which 13.9 million shares were still available for grant.

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of April 30, 2021, 423,915 MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2020	22,632	$32.70
Granted	12,988	$29.38
Released	(7,589)	$32.43
Forfeited	(3,583)	$31.56
Outstanding at April 30, 2021	24,448	$31.19

Stock Options

We did not grant any stock options during the nine months ended April 30, 2021. A total of 3.2 million stock options were exercised during the nine months ended April 30, 2021, with an average exercise price per share of $3.82. As of April 30, 2021, 3.9 million stock options, with a weighted average exercise price of $5.25 per share, a weighted average remaining contractual life of 3.0 years and an aggregate intrinsic value of $84.1 million, remained outstanding.

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

During the nine months ended April 30, 2021, 4.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $50.2 million. As of April 30, 2021, 5.2 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2020	2021
Expected term (in years)	0.92	0.78
Risk-free interest rate	0.1%	0.1%
Volatility	73.4%	56.9%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Cost of revenue:
Product	$1,367	$1,291	$3,937	$4,454
Support, entitlements and other services	5,959	6,337	15,850	17,862
Sales and marketing	33,177	30,743	92,137	93,001
Research and development	39,462	40,802	113,484	114,747
General and administrative	12,131	16,113	33,729	38,874
Total stock-based compensation expense	$92,096	$95,286	$259,137	$268,938

As of April 30, 2021, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $720.2 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.9 million and $13.4 million for the three and nine months ended April 30, 2020 and $4.4 million and $13.8 million for the three and nine months ended April 30, 2021, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(240,671)	$(123,640)	$(687,535)	$(676,078)
Denominator:
Weighted average shares—basic and diluted	196,366	207,715	192,896	204,407
Net loss per share attributable to common stockholders— basic and diluted	$(1.23)	$(0.60)	$(3.56)	$(3.31)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Nine Months Ended April 30,
	2020	2021
	(in thousands)
Outstanding stock options and RSUs	32,525	28,305
Employee stock purchase plan	4,472	3,048
Contingently issuable shares pursuant to business combinations	506	253
Common stock warrants	34	—
Total	37,537	31,606

NOTE 12. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
U.S.	$166,780	$184,392	$533,919	$543,766
Europe, the Middle East and Africa	71,907	82,106	204,301	228,147
Asia Pacific	65,726	64,687	196,851	190,472
Other Americas	13,860	13,323	44,737	41,259
Total revenue	$318,273	$344,508	$979,808	$1,003,644

As of July 31, 2020 and April 30, 2021, $136.7 million and $120.8 million, respectively, of our long-lived assets, net were located in the United States.

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

We had a broad and diverse base of approximately 19,430 end customers as of April 30, 2021, including approximately 960 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly. The number of end customers grew from approximately 16,580 as of April 30, 2020 to approximately 19,430 as of April 30, 2021.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We continue to invest in the growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. As discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, both in response to the ongoing and rapidly evolving COVID-19 pandemic and as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.

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

In response to the COVID-19 pandemic, we have also taken a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world; requiring our employees to work remotely; implementing travel restrictions that allow only the most essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events. As a result of such actions, as well as the general effects of the COVID-19 pandemic, our business and operations have experienced and may continue to experience numerous negative impacts, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened payment terms; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; increased cybersecurity risks or other security challenges; delays or disruptions to our product roadmap and our ability to deliver new products, features, or enhancements; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. We also expect the reduced manufacturing capacity caused by the pandemic to result in increases in the prices of certain components used to manufacture such hardware platforms, which may increase the price of those hardware platforms for our end customers. Travel bans, shutdowns, social distancing restrictions and remote work policies also make it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.

We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. We have also seen a reduction in our operating expenses in recent quarters, including sales and marketing expenses, some of which is due to a number of proactive actions that we took to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, and some of which is a natural result of the continued restrictions on travel and in-person events from the pandemic. Although the full impact of these actions is uncertain, some of these cost savings measures are temporary. While we do expect to see some of our operating expenses increase from the suppressed levels in recent quarters as some of the proactive cost savings measures expire and some level of travel and other related expenses return, we are focused on improving our operating cash flow performance and we do not expect that travel or other related expenses will return to pre-pandemic levels. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 for further discussion of the possible impact of these actions on our business and financial performance.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Total revenue	$318,273	$344,508	$979,808	$1,003,644
Year-over-year percentage increase	10.7%	8.2%	4.7%	2.4%
Subscription revenue	$260,963	$307,332	$745,403	$891,443
Total billings	$383,507	$371,147	$1,191,582	$1,091,608
Subscription billings	$321,100	$330,774	$935,780	$963,865
ACV billings	$135,267	$159,919	$382,375	$430,747
Run-rate ACV	$1,154,888	$1,447,274	$1,154,888	$1,447,274
Gross profit	$245,979	$270,034	$760,090	$790,257
Adjusted gross profit	$256,999	$281,356	$791,496	$823,942
Gross margin	77.3%	78.4%	77.6%	78.7%
Adjusted gross margin	80.7%	81.7%	80.8%	82.1%
Total deferred revenue	$1,122,060	$1,274,036	$1,122,060	$1,274,036
Net cash used in operating activities	$(84,861)	$(55,551)	$(163,515)	$(75,180)
Free cash flow	$(117,483)	$(71,494)	$(235,588)	$(116,291)
Non-GAAP operating expenses	$390,259	$361,486	$1,172,912	$1,056,256
Total end customers	16,580	19,430	16,580	19,430

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$260,963	$307,332	$745,403	$891,443
Non-portable software revenue	41,917	16,741	178,619	58,445
Hardware revenue	3,786	975	22,052	3,025
Professional services revenue	11,607	19,460	33,734	50,731
Total revenue	$318,273	$344,508	$979,808	$1,003,644

Disaggregation of billings:
Subscription billings	$321,100	$330,774	$935,780	$963,865
Non-portable software billings	41,917	16,741	178,619	58,445
Hardware billings	3,786	975	22,052	3,025
Professional services billings	16,704	22,657	55,131	66,273
Total billings	$383,507	$371,147	$1,191,582	$1,091,608

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $129.2 million and $367.9 million of our subscription revenue for the three and nine months ended April 30, 2020 and approximately $159.5 million and $466.5 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $131.8 million and $377.5 million of our subscription revenue for the three and nine months ended April 30, 2020 and approximately $147.8 million and $424.9 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands, except percentages)
Total revenue	$318,273	$344,508	$979,808	$1,003,644
Change in deferred revenue	65,234	26,639	211,774	87,964
Total billings (non-GAAP)	$383,507	$371,147	$1,191,582	$1,091,608

Gross profit	$245,979	$270,034	$760,090	$790,257
Stock-based compensation	7,326	7,628	19,787	22,316
Amortization of intangible assets	3,694	3,694	11,082	11,082
Impairment of lease-related assets	—	—	537	287
Adjusted gross profit (non-GAAP)	$256,999	$281,356	$791,496	$823,942

Gross margin	77.3%	78.4%	77.6%	78.7%
Stock-based compensation	2.3%	2.2%	2.0%	2.2%
Amortization of intangible assets	1.1%	1.1%	1.1%	1.1%
Impairment of lease-related assets	—%	—%	0.1%	0.1%
Adjusted gross margin (non-GAAP)	80.7%	81.7%	80.8%	82.1%

Operating expenses	$476,152	$450,607	$1,417,659	$1,309,151
Stock-based compensation	(84,770)	(87,658)	(239,350)	(246,622)
Amortization of intangible assets	(651)	(651)	(1,953)	(1,953)
Impairment of lease-related assets	—	—	(2,465)	(2,535)
Other	(472)	(812)	(979)	(1,785)
Operating expenses (non-GAAP)	$390,259	$361,486	$1,172,912	$1,056,256

Net cash used in operating activities	$(84,861)	$(55,551)	$(163,515)	$(75,180)
Purchases of property and equipment	(32,622)	(15,943)	(72,073)	(41,111)
Free cash flow (non-GAAP)	$(117,483)	$(71,494)	$(235,588)	$(116,291)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Subscription revenue	$260,963	$307,332	$745,403	$891,443
Change in subscription deferred revenue	60,137	23,442	190,377	72,422
Subscription billings	$321,100	$330,774	$935,780	$963,865

Professional services revenue	$11,607	$19,460	$33,734	$50,731
Change in professional services deferred revenue	5,097	3,197	21,397	15,542
Professional services billings	$16,704	$22,657	$55,131	$66,273

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

Investment in Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. We plan to invest in sales and marketing so that we can capitalize on our market opportunity, including investing in our sales and marketing teams, continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to reduce our expenses and increase our go-to-market productivity, including improving the efficiency of our demand generation spend, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities. We have also recently seen higher than normal attrition among our sales representatives, and while most of the attrition has been non-regrettable and we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense will fluctuate, and may decline, in the near term. For example, we recently decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2021, we considered approximately 75% of our global sales team members to be fully ramped, while the remaining approximately 25% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the recent increase in attrition of sales representatives, may impact the productivity of our sales teams in the near-term. We are focused on actively managing these realignments and potential effects.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2021, approximately 69% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.1x greater, on average, than their initial order. This number increases to approximately 16.2x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2021. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to reduce our expenses and increase our go-to-market productivity. For example, we recently decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We have also recently seen higher than normal attrition among our sales representatives, and while most of the attrition has been non-regrettable and we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term. Additionally, given our transition to a subscription-based business model, including our continued emphasis on ACV, during the fiscal quarter ended October 31, 2020, we adjusted the compensation structure of our sales force, which has led to a higher proportion of commissions expense being deferred, and a decrease in commissions expense and overall sales and marketing expenses as a percentage of revenue and on an absolute basis. We expect this trend to continue for the duration of fiscal 2021. For additional information, refer to Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(in thousands)
Revenue:
Product	$180,756	$172,308	$586,747	$502,858
Support, entitlements and other services	137,517	172,200	393,061	500,786
Total revenue	318,273	344,508	979,808	1,003,644
Cost of revenue:
Product (1)(2)	15,990	12,896	57,899	39,494
Support, entitlements and other services (1)	56,304	61,578	161,819	173,893
Total cost of revenue	72,294	74,474	219,718	213,387
Gross profit	245,979	270,034	760,090	790,257
Operating expenses:
Sales and marketing (1)(2)	299,162	263,358	895,936	781,719
Research and development (1)	141,346	144,917	418,640	416,292
General and administrative (1)	35,644	42,332	103,083	111,140
Total operating expenses	476,152	450,607	1,417,659	1,309,151
Loss from operations	(230,173)	(180,573)	(657,569)	(518,894)
Other (expense) income, net	(5,640)	61,352	(16,543)	(143,381)
Loss before provision for income taxes	(235,813)	(119,221)	(674,112)	(662,275)
Provision for income taxes	4,858	4,419	13,423	13,803
Net loss	$(240,671)	$(123,640)	$(687,535)	$(676,078)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,367	$1,291	$3,937	$4,454
Support, entitlements and other services cost of revenue	5,959	6,337	15,850	17,862
Sales and marketing	33,177	30,743	92,137	93,001
Research and development	39,462	40,802	113,484	114,747
General and administrative	12,131	16,113	33,729	38,874
Total stock-based compensation expense	$92,096	$95,286	$259,137	$268,938

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,694	$11,082	$11,082
Sales and marketing	651	651	1,953	1,953
Total amortization of intangible assets	$4,345	$4,345	$13,035	$13,035

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2021	2020	2021
	(as a percentage of total revenue)
Revenue:
Product	56.8%	50.0%	59.9%	50.1%
Support, entitlements and other services	43.2%	50.0%	40.1%	49.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	5.0%	3.7%	5.9%	3.9%
Support, entitlements and other services	17.7%	17.9%	16.5%	17.3%
Total cost of revenue	22.7%	21.6%	22.4%	21.3%
Gross profit	77.3%	78.4%	77.6%	78.7%
Operating expenses:
Sales and marketing	94.0%	76.4%	91.4%	77.9%
Research and development	44.4%	42.1%	42.7%	41.5%
General and administrative	11.2%	12.3%	10.5%	11.1%
Total operating expenses	149.6%	130.8%	144.6%	130.4%
Loss from operations	(72.3)%	(52.4)%	(67.0)%	(51.7)%
Other (expense) income, net	(1.8)%	17.8%	(1.7)%	(14.3)%
Loss before provision for income taxes	(74.1)%	(34.6)%	(68.7)%	(66.0)%
Provision for income taxes	1.5%	1.3%	1.4%	1.4%
Net loss	(75.6)%	(35.9)%	(70.1)%	(67.4)%

Comparison of the Three and Nine Months Ended April 30, 2020 and 2021

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Product	$180,756	$172,308	$(8,448)	(5)%	$586,747	$502,858	$(83,889)	(14)%
Support, entitlements and other services	137,517	172,200	34,683	25%	393,061	500,786	107,725	27%
Total revenue	$318,273	$344,508	$26,235	8%	$979,808	$1,003,644	$23,836	2%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
U.S.	$166,780	$184,392	$17,612	11%	$533,919	$543,766	$9,847	2%
Europe, the Middle East and Africa	71,907	82,106	10,199	14%	204,301	228,147	23,846	12%
Asia Pacific	65,726	64,687	(1,039)	(2)%	196,851	190,472	(6,379)	(3)%
Other Americas	13,860	13,323	(537)	(4)%	44,737	41,259	(3,478)	(8)%
Total revenue	$318,273	$344,508	$26,235	8%	$979,808	$1,003,644	$23,836	2%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in product revenue for the three and nine months ended April 30, 2021 was due primarily to our continued transition to selling subscription term-based licenses, as these licenses generally have a shorter average term than those that can be used over the life of the associated appliance. The decrease in product revenue was also impacted by a decrease in hardware revenue, as more customers are purchasing hardware directly from our OEMs. For both the three and nine months ended April 30, 2020, the total average contract term was approximately 3.8 years, and for the three and nine months ended April 30, 2021, the total average contract term was approximately 3.3 years and 3.4 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and nine months ended April 30, 2021, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Cost of product revenue	$15,990	$12,896	$(3,094)	(19)%	$57,899	$39,494	$(18,405)	(32)%
Product gross margin	91.2%	92.5%			90.1%	92.1%
Cost of support, entitlements and other services revenue	$56,304	$61,578	$5,274	9%	$161,819	$173,893	$12,074	7%
Support, entitlements and other services gross margin	59.1%	64.2%			58.8%	65.3%
Total gross margin	77.3%	78.4%			77.6%	78.7%

Cost of product revenue

Cost of product revenue decreased for the three and nine months ended April 30, 2021, as compared to the prior year periods, due primarily to the decreases in hardware revenue resulting from our continued focus on more software-only transactions.

Product gross margin increased by 1.3 percentage points and 2.0 percentage points for the three and nine months ended April 30, 2021, respectively, as compared to the prior year periods, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2021, as compared to the prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization. The increase in personnel-related costs was driven primarily by a 6% increase in our customer support, entitlements and other services headcount from April 30, 2020 to April 30, 2021.

Support, entitlements and other services gross margin increased by 5.1 percentage points and 6.5 percentage points for the three and nine months ended April 30, 2021, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$299,162	$263,358	$(35,804)	(12)%	$895,936	$781,719	$(114,217)	(13)%
Percent of total revenue	94.0%	76.4%			91.4%	77.9%

Sales and marketing expense decreased for the three and nine months ended April 30, 2021, as compared to the prior year periods, due primarily to lower marketing costs, travel and entertainment expenses and personnel-related costs as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as the 9% decrease in sales and marketing headcount from April 30, 2020 to April 30, 2021. In addition, the decrease in sales and marketing expense was aided by the changes to our sales compensation plans beginning in fiscal 2021, resulting from our transition to a subscription-based business model, including our continued emphasis on ACV, which resulted in more expense being deferred to later periods.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Research and development	$141,346	$144,917	$3,571	3%	$418,640	$416,292	$(2,348)	(1)%
Percent of total revenue	44.4%	42.1%			42.7%	41.5%

R&D expense increased for the three months ended April 30, 2021, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our R&D headcount, which grew 9% from April 30, 2020 to April 30, 2021. R&D expense decreased for the nine months ended April 30, 2021, as compared to the prior year period, due primarily to lower headcount-related overhead costs as a result of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as the impact of the lease-related asset impairment recorded during the three months ended January 31, 2020, partially offset by increases in personnel-related costs resulting from the increase in headcount.

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
General and administrative	$35,644	$42,332	$6,688	19%	$103,083	$111,140	$8,057	8%
Percent of total revenue	11.2%	12.3%			10.5%	11.1%

G&A expense increased for the three and nine months ended April 30, 2021, as compared to the prior year periods, due primarily to increases in personnel-related expenses, resulting from growth in our G&A headcount, which grew 16% from April 30, 2020 to April 30, 2021, partially offset by the impact of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as lower outside services costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other (Expense) Income, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Interest income, net	$2,950	$940	$2,010	68%	$11,627	$3,418	$8,209	71%
Change in fair value of derivative liability	—	85,027	(85,027)	100%	—	(81,353)	81,353	100%
Amortization of debt discount and issuance costs and non-cash interest expense	(7,892)	(22,098)	14,206	180%	(23,289)	(57,508)	34,219	147%
Other	(698)	(2,517)	1,819	261%	(4,881)	(7,938)	3,057	63%
Other (expense) income, net	$(5,640)	$61,352	$(66,992)	(1,188)%	$(16,543)	$(143,381)	$126,838	767%

The fluctuations in other (expense) income, net for the three and nine months ended April 30, 2021, as compared to the prior year periods, were due primarily to additional expense resulting from the new 2026 Notes, including the change in the fair value of the derivative liability and interest expense associated with the amortization of the debt discount and issuance costs for the 2026 Notes.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,858	$4,419	$(439)	(9)%	$13,423	$13,803	$380	3%

The decrease in the income tax provision for the three months ended April 30, 2021, as compared to the prior year period, was due primarily to accrued interest related to taxes on our international operations in fiscal 2020. The increase in the income tax provision for the nine months ended April 30, 2021, as compared to the prior year period, was due primarily to an increase in foreign taxes, as we continued our global expansion. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of April 30, 2021, we had $274.7 million of cash and cash equivalents, $3.3 million of restricted cash and $980.1 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(163,515)	$(75,180)
Net cash used in investing activities	(27,152)	(629,751)
Net cash provided by financing activities	56,515	660,881
Net decrease in cash, cash equivalents and restricted cash	$(134,152)	$(44,050)

Cash Flows from Operating Activities

Net cash used in operating activities was $75.2 million for the nine months ended April 30, 2021, compared to cash used in operating activities of $163.5 million for the nine months ended April 30, 2020. The decrease in cash used in operating activities for the nine months ended April 30, 2021 was due primarily to lower operating expenses as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as higher cash collections due to the timing of billings.

Cash Flows from Investing Activities

Net cash used in investing activities of $27.2 million for the nine months ended April 30, 2020 included $524.6 million of short-term investment purchases and $72.1 million of purchases of property and equipment, partially offset by $498.6 million of maturities of short-term investments and $70.9 million of sales of short-term investments.

Net cash used in investing activities of $629.8 million for the nine months ended April 30, 2021 included $1,145.3 million of short-term investment purchases and $41.1 million of purchases of property and equipment, partially offset by $486.6 million of maturities of short-term investments and $70.1 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $56.5 million for the nine months ended April 30, 2020 consisted of net proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of $660.9 million for the nine months ended April 30, 2021 consisted of $723.6 million of proceeds from the issuance of the 2026 Notes, net of issuance costs, and $62.3 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,333,906	$—	$575,000	$—	$758,906
Paid-in-kind interest on convertible senior notes (1)	2,424	—	—	—	2,424
Operating leases (undiscounted basis) (2)	156,316	49,997	90,427	12,909	2,983
Other commitments (3)	66,367	59,461	4,774	2,132	—
Guarantees with OEMs	66,432	66,432	—	—	—
Total	$1,625,445	$175,890	$670,201	$15,041	$764,313

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

As of April 30, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

Off-Balance Sheet Arrangements

As of April 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $33.5 million and $37.0 million for the nine months ended April 30, 2020 and 2021, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to of our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 (the "2020 Form 10-K"), together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. The risk factors below have been materially updated from the corresponding risk factors in our 2020 Form 10-K. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our 2020 Form 10-K.

Risks Related to Our Business and Industry

We have experienced rapid growth in prior periods and we may not be able to sustain or manage any future growth effectively.

We have expanded our overall business and operations significantly in prior periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. However, as discussed above in the sections titled "Impact of the COVID-19 Pandemic" and "Investment in Growth," we have proactively taken steps to reduce our expenses and increase our go-to-market productivity, as a result, our operating expenses may fluctuate from quarter to quarter in the near-term. In addition, as we continue to grow our business in the long-term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. We have also recently seen higher than normal attrition among our sales representatives, and while most of the attrition has been non-regrettable and we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, in February 2019 we announced initiatives to increase pipeline growth through additional investments in sales and marketing activities, including increased demand generation spending, and the hiring of additional sales people. While we saw improvements in these areas in recent quarters, those improvements may not continue, including as a result of the actions we have taken to reduce expenses as a result of the COVID-19 pandemic, and the returns on these initiatives may not be as high or may take longer to realize than expected, and may impact our revenue growth and profitability in the near future.

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

In particular, we rely substantially on Super Micro Computer, Inc. ("Super Micro") to manufacture, as well as assemble and test, the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Super Micro was renewed in May 2021 for one year and will automatically renew for successive one-year periods following the expiration of such renewal term, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. We also rely on Flextronics Systems Limited ("Flextronics") to assemble and test the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Flextronics will terminate at the end of the current renewal term on November 1, 2021. The agreement with Flextronics does not contain any minimum long-term commitment to manufacture NX-branded appliances and any orders are fulfilled only after a purchase order has been delivered and accepted. If we are required to change the manufacturer or contract manufacturers for the assembly and testing of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers for the assembly and testing of our NX-branded appliances in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.

Our agreements with Super Micro and Flextronics do not contain any price assurances, and any increases in component costs, without a corresponding increase in the price of our NX series solutions, could harm our gross margins. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Super Micro, Flextronics or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of April 30, 2021, we had approximately $66.4 million in the form of guarantees to our OEM partners related to certain components.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Indemnification Agreement by and between Nutanix, Inc. and each of its directors and executive officers.					X
10.2+	Offer Letter, dated as of February 1, 2021, by and between Nutanix, Inc. and Christopher Nicholas Kaddaras Jr.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

Date: June 3, 2021	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)