Form 10-K
period 2021-07-31
Nutanix, Inc.
filed 2021-09-21
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37883

NUTANIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0989767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive, Suite 150
San Jose,	CA	95110
(Address of principal executive offices, including zip code)

(408)	216-8360
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.000025 par value per share	NTNX	The Nasdaq Global Select Market

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $5.9 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2021, the registrant had 208,597,261 shares of Class A common stock, $0.000025 par value per share, and 5,622,877 shares of Class B common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2021 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•
our future billings, revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, contract terms, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;
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
•
the timing, evolution and potential impact of the COVID-19 pandemic on the global market environment and the IT industry, as well as on our business, operations and financial results, including changes we have made or anticipate making in response to the COVID-19 pandemic, our ability to manage our business during the pandemic, and the position we anticipate being in following the pandemic;
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
•
our ability to maintain and strengthen existing strategic alliances and partnerships, including our relationships with our channel partners and original equipment manufacturers, and to develop any new strategic alliances and partnerships, and the impact of any changes to such relationships on our business, operations and financial results;
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

PART I

ITEM 1. Business

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and data.

Founded in 2009, we pioneered the hyperconverged infrastructure ("HCI") category, initially combining the disparate IT silos of compute, storage and networking into a single on-premises product which offered total cost of ownership, scalability and customer choice. We continued to innovate and developed Acropolis Hypervisor ("AHV") - our native hypervisor designed to run all virtualized applications. To give our customers even more choice, we engineered our software solutions to run on a variety of server platforms, decoupling our software from our Nutanix-branded hardware appliances and powering a variety of on-premises private cloud deployments; a significant step in our transition from a hardware to a software company. That transition has continued with the adoption of "cloud" as a mainstream IT paradigm, which has motivated IT professionals to move toward hybrid cloud architectures that allow businesses to simultaneously utilize a private cloud powered by Nutanix software, along with third-party public cloud infrastructures for maximum flexibility. We continue to transform our software solutions into a comprehensive enterprise cloud platform, based on web-scale engineering principles and with a focus on operational simplicity, which allows our customers to power nearly any scale IT deployment. Although today our customers primarily use our enterprise cloud platform to power their on-premises private cloud deployments, our solutions also simplify the complexities of multicloud environments with a single management console for automation, cost governance and compliance. The end result will be an enterprise cloud platform that empowers our customers to unify various clouds - on-premises private, public and distributed - into one seamless cloud, allowing IT to choose the right cloud for each application.

To provide our customers with the freedom to choose the best consumption model based on their specific business needs, we have also continued to reshape our licensing by moving toward a subscription-based business model. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Furthermore, as part of our transition to a subscription-based business model, we have transitioned to a sales compensation structure that is based on Annual Contract Value ("ACV"). These transitions have caused, and will continue to cause, our traditional life-of-device licensing models to become increasingly replaced by term-based licenses, providing our customers with a subscription option which are portable across hybrid- and multicloud deployments. We believe that these transitions - from hardware to software solutions, and from life-of-device to subscription models - will contribute to our long-term growth, although they have resulted in lower revenues during the period of transition. In fiscal 2021, our subscription billings increased to 89.0% of total billings, up 8 percentage points from fiscal 2020, and our subscription revenue reached $1.2 billion, representing a year-over-year increase of 20.7%. In fiscal 2021, ACV billings was $594.3 million, representing a year-over-year increase of 17.6%.

The Nutanix Cloud Platform

Leveraging the foundation of our core HCI technology, the Nutanix Cloud Platform delivers a rich set of products, solutions and services to enable our customers to manage their private cloud and, increasingly, their public and hybrid multicloud environments. All of our offerings are supported by a unified control plane, unified Application Program Interfaces ("APIs"), security, and lifecycle management. The Nutanix Cloud Platform is available in private cloud deployment, and is increasingly available on public cloud, through managed service providers and telcos, and in the future, as-a-Service.

We recently announced continued product portfolio simplification, to help streamline the products and offerings that we have developed over the years. The description of our products and offerings below are based on our new simplified product portfolio, but will also refer, in parentheses, to the product names that we have used in the past.

Hybrid Cloud Infrastructure – Our offerings in hybrid cloud infrastructure combine our core HCI software stack (AOS) and our native, enterprise-grade hypervisor (AHV), and also add in support for virtual networking, containers, network security and disaster recovery.

Acropolis (AOS). AOS converges virtualization, storage, and networking services into a turnkey solution. AOS is comprised of three foundational components:

•
Virtualization. AOS supports major hypervisors, including our native AHV.
•
Storage Capabilities. Building on a distributed data fabric, AOS enables robust enterprise storage services across multiple storage protocols. Storage capabilities include snapshots and cloning, performance acceleration capabilities, such as caching, data tiering and data locality and storage optimization, such as deduplication, compression and erasure coding, along with data protection and disaster recovery features.
•
Networking Visualization and Security. AOS provides services to visualize the network, automate common network operations, secure the network and integrate with various third-party networking and security products. We supplement the network visualization capabilities of AOS with application-centric firewall services based on advanced microsegmentation technology (Nutanix Flow) that protect applications against internal and external threats, as well as data encryption.

Acropolis Hypervisor (AHV). AHV is a native, enterprise-grade virtualization solution that is included with our enterprise cloud platform with no additional software components to license, install or manage. AHV is built upon a widely-used open source hypervisor technology, known as KVM and extends its base functionality to include additional features such as virtual machine high availability and live migration. AHV also includes such features as flexible migrations, automated workload placement, security hardening, network virtualization, data protection and disaster recovery and rich analytics.

Our offerings in hybrid cloud infrastructure also provide for automated deployment and management of Kubernetes clusters to simplify the provisioning, operations and lifecycle management of cloud-native environments, containerized applications and microservices (Nutanix Karbon).

In addition, our entire hybrid cloud infrastructure stack can not only be run in private cloud environments, but can also be deployed in a public cloud environment like Amazon Web Services ("AWS") bare-metal through Nutanix Clusters, and also allows the customer to move applications between private and public clouds, regardless of where they were originally deployed. Nutanix Clusters also provides a single plane to manage private and public cloud infrastructure.

Cloud Management – Our offerings in cloud management combine multicloud governance, orchestration and operations, for private cloud, public cloud, and hybrid cloud deployments. Our offerings in cloud management include our control plane providing management and analytics across the enterprise cloud platform, which delivers integrated management, capacity planning, robust operational analytics, self-service capabilities and one-click administration, and enables efficient centralized administration to manage multiple clusters within a single datacenter, or across multiple sites (Prism Pro). We also provide cloud governance (Nutanix Beam) as well as automation services that streamline application lifecycle management, provide self-service provisioning via an application marketplace, and deliver powerful multicloud orchestration (Nutanix Calm).

Emerging Products – We have also developed a number of emerging products that complement our hybrid cloud infrastructure and cloud management offerings to further expand our customers’ ability to manage their hybrid cloud infrastructure.

Unified Storage (Nutanix Files and Nutanix Objects) – Our Unified Storage product offering includes scale-out storage services that consolidate management of structured and unstructured data. Nutanix customers can simplify storage operations, while delivering enterprise-grade NFS and SMB files services (Nutanix Files), as well as S3-compatible object services (Nutanix Objects), at nearly any scale.

Database Automation and Database-as-a-Service (Nutanix Era) – We also provide automated database management to simplify database administration and to efficiently manage database copies that proliferate in most IT environments (Nutanix Era). Era supports a variety of databases, both proprietary and open source, and can run both in the private datacenter and in the public cloud through Nutanix Clusters.

Desktop-as-a-Service (Nutanix Frame) – Our Desktop-as-a-Service product offering provides a rich set of end-user computing ("EUC") services that can reduce the cost of delivering virtualized desktops and applications, while improving performance and scalability. Services include virtualization, file storage, security and networking for traditional VDI environments. We also provide desktop-as-a-service (Nutanix Frame) to deliver virtual apps or desktops to users from multiple public cloud environments and/or an enterprises private cloud datacenter, which can be easily accessed from any browser.

Delivery of Our Solutions

The Nutanix Cloud Platform can be deployed on-premises running on a variety of qualified hardware platforms, in popular public cloud environments such as Amazon Web Services through Nutanix Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. We expect to continue delivering the majority of our products through subscription term-based licenses or cloud-based SaaS subscriptions.

Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of non-portable software are typically accompanied by the purchase of a separate support and entitlement agreement. Purchases of term-based licenses and SaaS subscriptions have support and entitlements built into the license.

Our Partners

We have established relationships with channel, OEM, ecosystem and cloud partners, all of which help to drive the adoption and sale of our solutions with our end customers, and we sell our solutions primarily through our partners. Our solutions can be purchased through one of our channel partners, original equipment manufacturers ("OEMs"), or directly from Nutanix.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos, global systems integrators, and independent software vendors. Arrow Electronics, Inc., a distributor to our end customers, represented 24%, 29% and 32% of our total revenue for fiscal 2019, 2020 and 2021, respectively. Tech Data Corporation, another distributor to our end customers, represented 13%, 14% and 15% of our total revenue for fiscal 2019, 2020 and 2021, respectively.

OEM Partners. OEMs typically pre-install our software on hardware appliances and sell to end customers, and our offerings may also be sold through our OEMs and delivered directly to our end customers.

Super Micro Computer, Inc. ("Supermicro") and Flextronics Systems Limited ("Flextronics") pre-install our software on Nutanix-branded NX configured-to-order hardware appliances. Dell Technologies ("Dell"), Lenovo Group Ltd. ("Lenovo"), International Business Machines Corporation ("IBM"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE") and Inspur Group ("Inspur") pre-install our software on their hardware to create the Dell XC Series, Lenovo Converged HX Series, IBM CS Series, Fujitsu XF Series, HPE DX Series and Inspur inMerge 1000 Series appliances, respectively. HPE also delivers our software with HPE Proliant Servers as a service through the HPE Greenlake offering. Some of our OEM partners also sell associated support offerings.

Ecosystem Partners. We have developed relationships with a broad range of leading technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner arm of our Elevate Partner Program, our developer, application, hardware and infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers and retain existing ones. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers.

Cloud Partners. Our partnerships with public cloud providers help us to realize our vision of a hybrid multicloud. The deployment of Nutanix Clusters on AWS extends the availability of our core HCI software, along with all of our solutions, to bare metal Amazon Elastic Compute Cloud instances on AWS. We have also announced a partnership with Microsoft Corporation ("Microsoft") to offer a hybrid cloud solution on Azure by extending Nutanix Clusters to Azure environments and ultimately enabling hybrid cloud management, on-premises or in Azure, through the Azure Arc control plane.

Our Support Programs

Product Support. We offer varying levels of software support to our customers based on their needs. We also offer hardware support for customers who purchase the Nutanix-branded NX configured-to-order hardware appliances.

Professional Services. We provide consulting and implementation services to customers through our professional services team for assessment, design, deployment and optimizing of their Nutanix environments. We typically provide these services at the time of initial installation to help the customer with configuration and implementation.

Our End Customers

Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 20,000 end customers as of July 31, 2021, including approximately 980 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries.

Growth Strategy

Key elements of our growth strategy include:

•
Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full enterprise cloud platform that is designed to support a wide variety of workloads across private, public and hybrid multicloud deployments. We intend to continue to invest heavily in developing our enterprise cloud platform with new features, services and products to expand our market opportunity in both core and adjacent markets.
•
Invest to acquire new end customers. Since the completion of our first end customer sale in October 2011, we have grown to approximately 20,130 end customers. We intend to grow our base of end customers by continuing to invest in sales and marketing, leveraging our network of channel partners and OEMs, furthering our international expansion and extending our enterprise cloud platform to address new customer segments. One area of continued focus is increasing our sales to new, and expanding our sales to existing, large enterprise customers.
•
Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific project or application deployment. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive additional purchases throughout our broader product portfolio, while also focusing on customer adoption and customer consumption of their original purchases. This land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.
•
Enhanced focus on renewals. In addition to our land and expand strategy described above, as part of our transition to a subscription-based model, we have enhanced our focus on renewals, which are typically associated with lower sales costs. While renewals have historically represented a small portion of our overall business, we expect that they will be a significant driver of our top-line growth as we continue in our subscription transformation.

•
Deepen engagement with current channel, OEM, cloud and ecosystem partners and establish additional routes to market to enhance sales leverage. We have established meaningful channel partnerships globally and have driven strong engagement and commercial success with several major resellers and distributors. We believe that our OEM relationships can augment our routes to market to accelerate our growth and that there is a significant opportunity to grow our sales with our channel partners and OEMs. We intend to attract and engage new channel and OEM partners around the globe while also selling our standalone software for deployment on qualified hardware or a hosted service to maximize the availability of our solutions for our customers. We will also continue to establish partnerships with cloud and ecosystem partners to provide our customers with freedom of choice.
•
Invest in rapid growth while remaining focused on our overall financial health. We intend to continue investing in our rapid growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. Key drivers of our path towards profitability include growth in renewals happening at a much lower cost compared to new sales and continuing to leverage sales and marketing efficiencies.

Sales and Marketing

Sales. We primarily engage our end customers through our global sales force who directly interact with key IT decision makers while also providing sales development, opportunity qualification and support to our channel partners. We have established relationships with our channel partners, who represent many of the key resellers and distributors of datacenter infrastructure software and systems in each of the geographic regions where we operate. We also engage our end customers through our OEM partners, which license our software and package it with their hardware and sell through their direct sales forces and channel partners. We expect to continue leveraging our relationships with our channel and OEM partners, and deepening relationships with our cloud and ecosystem partners, to reach our end customers.

Marketing. We supplement our sales efforts with marketing programs that include online advertising, corporate and third-party events, demand generation activities, social media promotions, media and analyst relations and community programs. More recently, in response to the global COVID-19 pandemic, we have transformed nearly all of our in-person marketing programs into digital experiences. For example, we converted both our 2020 and 2021 .NEXT Conferences to a completely digital format. We also establish deep integration with our ecosystem of third-party technology partners and engage in joint marketing activities with them. Our channel partners have joined our integrated partner program, the Nutanix Elevate Partner Program, which provides market development funds, preferred pricing through deal registration, sales enablement and product training, innovative marketing campaigns and dedicated account support. We also coordinate with our OEM partners on joint marketing activities.

Research and Development

Our research and development efforts are focused primarily on improving current technology, developing new technologies in current and adjacent markets and supporting existing end customer deployments. Our research and development teams primarily consist of distributed systems software and user interface engineers. A large portion of our research and development team is based in San Jose, California. We also maintain research and development centers in India, North Carolina, Washington, Serbia, and Germany. We plan to dedicate significant resources to our continued research and development efforts and intend to continue to grow our global research and development and engineering teams to enhance our solutions, improve integration with new and existing ecosystem partners and broaden the range of IT infrastructure technologies that we converge into our enterprise cloud platform. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.

Research and development expense was $500.7 million, $554.0 million and $557.0 million for fiscal 2019, 2020 and 2021, respectively.

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series appliances, including those that are delivered by us, are manufactured for us based on our specifications by two manufacturers, Supermicro and Flextronics. Supermicro and Flextronics assemble and test the Nutanix-branded NX series appliances and they generally procure the components used in the NX series appliances directly from third-party suppliers. Our agreement with Supermicro was renewed in May 2021 for one year and will automatically renew for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Our agreement with Flextronics will expire in November 2021. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

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
•
traditional storage array vendors, such as Dell, Hitachi and NetApp, Inc. ("NetApp"), which typically sell centralized storage products; and
•
providers of public cloud infrastructure and SaaS-based offerings, such as Amazon.com, Inc. ("Amazon"), Google Inc. and Microsoft.

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
•
management and operations, including provisioning, troubleshooting, analytics, automation and upgrades;
•
total cost of ownership over the lifetime of the technology;
•
customer freedom of choice over, and product interoperability with third-party applications, infrastructure software, infrastructure systems and platforms and public clouds;
•
application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•
complete customer experience, including usability, support and professional services.

We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud as well as through our emerging products. These adjacent markets include areas such as disaster recovery, cloud management, files and object storage, database automation and database-as-a-service, and desktop-as-a-service. Competitors in these markets include large, sophisticated companies who may have more experience or longer operating histories in these markets as well as new entrants.

We believe we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2021, we had 290 United States patents that have been issued and 221 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2031 and 2039. We also leverage open source software in most of our products.

See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 439,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. While we expect to add facilities as we grow our employee base and expand geographically, we are also evaluating our longer-term facilities plans due to the COVID-19 pandemic and the potential for a hybrid work environment. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.

Government Regulation

Our business activities are subject to various federal, state, local and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, acquisitions, data protection and data privacy, employment and labor, and taxes could have a material impact on our business in subsequent periods. See Item 1A, "Risk Factors," for further discussion of risks related to the potential impact of government regulation on our business.

Employees and Human Capital

We had approximately 6,080 employees worldwide as of July 31, 2021. None of our employees in the United States are represented by a labor organization or is a party to any collective bargaining arrangement. In certain of the European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

We understand the importance of human capital and prioritize building our culture, talent development, compensation and benefits, and diversity and inclusion. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Diversity, Equity, and Inclusion

At Nutanix, we value that our differences make us stronger: our diverse backgrounds, experiences and perspectives when shared, make us a more innovative and resilient team, and we can better delight and serve our customers when our teams reflect the diversity of businesses and communities we serve. Attracting, fostering, and retaining a diverse, inclusive culture is essential to the continued success of our business.

Promoting diversity, equity, and inclusion in our workforce is one of our key corporate objectives, and to further support this objective we have implemented a number of initiatives, including by expanding our employee resource groups, enhancing our company-wide and unconscious bias and diversity training and overall education efforts, as well as mentorship programs, and forming Diversity, Equity, and Inclusion Councils both at the executive level – led by our CEO, Rajiv Ramaswami – and the broader employee level.

Total Rewards

We believe a robust, equitable, and competitive Total Rewards portfolio is essential to attracting and retaining diverse talent that moves Nutanix forward. We design reward and recognition programs that resonate wherever our talent sits in the world. Our reward packages are carefully crafted to offer physical, mental/emotional, and financial support to our employees and their families. We regularly review our programs and encourage employee feedback about what they value most. In addition to specifically tailored packages for each country based on local market practice and the competitive landscape, we also provide a range of globally available support programs such as an Employee Assistance Program, online health engagement and child development support.

Health, Wellness, and Safety

Our priority is the health and safety of our employees. Throughout the COVID-19 pandemic, we have continued to implement a number of precautionary measures to ensure the continued safety of our employees. This has included the implementation of a remote work policy. We also continue to support the well-being and continued development of our now primarily remote workforce by instituting during the pandemic quarterly well-being days, during which all employees can collectively take a mental and physical break, and launching programs like quarterly well-being workshops, no-meeting Fridays, flexible work schedules, mindfulness sessions, and internal social media well-being challenges.

Growth and Development

One of our culture principles is to Believe in Striving -- to constantly learn, continuously improve, and eternally evolve -- and to that end we invest significant resources to actively foster a learning culture throughout the company and to empower our employees to drive their personal and professional growth by equipping them with various learning programs, as well as extensive onboarding and training programs. Our learning programs are available for our employees at all levels of career progression and include digital learning programs, speed coaching sessions, customized learning workshops, management enablement and skills training for current, new and future managers, language learning programs, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Corporate Information

We were incorporated in Delaware in September 2009 as Nutanix, Inc. Our principal executive offices are located at 1740 Technology Drive, Suite 150, San Jose, California 95110, and our telephone number is (408) 216-8360. We have operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. Our website address is www.nutanix.com. Information contained on or accessible through our website is neither a part of this Annual Report on Form 10-K nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report on Form 10-K are intended to be inactive textual references only.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face; additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially harmed. In that event, the price of our securities could decline, and you could lose part or all of your investment. In addition, the impact of the COVID-19 pandemic and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. The situation is changing rapidly, and additional impacts may arise that we are not currently aware of.

Summary Risk Factors

Our business and an investment in our securities are subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Business and Industry

•
the COVID-19 pandemic, including its impact on our business, operations and financial performance, and stock price;
•
our ability to achieve our business plans, vision, and objectives, including our growth and go-to-market strategies, successfully and in a timely manner;
•
our ability to predict future financial performance from our historical financial performance;
•
any current and future business model transitions (including our ongoing subscription-based business model transition);
•
the competitive market, including our competitive position and advantages and ability to compete effectively;
•
our ability to address customer needs and expand or maintain our customer base;
•
our platform, solutions, products, services and technology, including their interoperability and availability with and on third-party platforms and technologies, and current and future product roadmaps;
•
our reliance on key personnel and ability to attract, train, incentivize, retain, and/or ramp to full productivity, qualified employees and key personnel;
•
macroeconomic or geopolitical conditions, industry trends, and technological developments;
•
our ability to form new or maintain and strengthen existing, strategic alliances and partnerships, as well as the impact of any changes thereto;
•
our reliance on key manufacturers, suppliers or other vendors;
•
our ability to obtain, maintain, protect, and enforce our intellectual property rights;
•
any changes to, or failure to comply with, laws and regulations, as well as the impact of and any regulatory investigations and enforcement actions and other legal proceedings, including any pending or future class action lawsuits;
•
complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations; and

•
the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable activity on our platform.

Risks Related to Our Long-Term Debt

•
inability to raise necessary funds to settle conversions of, or repurchase upon a fundamental change, our outstanding convertible notes; and
•
impact of certain provisions of our outstanding convertible notes on our financial condition and operating results, as well as the value of the notes and the price of our securities.

Risks Related to Ownership of Our Securities

•
volatility and decline in the market price and/or trading volume of our securities, including as a result of financial or industry analyst reports or a lack thereof;
•
dilutive impact of actual or perceived sales of substantial amounts of our securities in the public markets and/or the conversion of our outstanding convertible notes;
•
limitations on the ability of holders of our securities to influence corporate matters due to the dual class structure of our common stock, the concentration of voting power in certain limited number of our stockholders, and certain provisions of our organizational documents or under Delaware law; and
•
our plans regarding payment of any future dividends.

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

The ongoing and rapidly evolving COVID-19 pandemic has caused, and continues to cause, significant disruptions, volatility and uncertainty to the global economy and is putting unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate. In response to the pandemic, authorities, businesses, and individuals have implemented, and are continuing to implement, numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Such measures have impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, and partners, and may result in a prolonged recession or depression that could further materially and adversely affect the global economy and our business even beyond the duration of the pandemic. Furthermore, different jurisdictions are in varying stages of restrictions and have achieved varying degrees of success at controlling the spread of the pandemic, with many jurisdictions seeing a resurgence in COVID-19 cases and subsequently having to halt or reverse their reopening plans. As such, we cannot predict, with any degree of certainty, the ultimate duration and severity of the adverse effects of the COVID-19 pandemic and the measures taken in response to the pandemic on the global economy and our business, or the likelihood or frequency of future resurgence of the COVID-19 pandemic or other similar major public health concerns.

In response to the COVID-19 pandemic, we have taken steps to protect and assist our employees, customers, vendors, suppliers, and partners, including by: temporarily closing all of our offices around the world (including our California headquarters); encouraging our employees to work remotely; implementing travel restrictions that prohibit all non-essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events, including our 2021 .NEXT customer and partner events, our 2021 Investor Day, and our fiscal 2022 sales kick off.

The COVID-19 pandemic and the measures taken in response to the pandemic, including our own measures, have already caused, and may continue to cause, various adverse effects on the global economy and our business. Those effects include, but are not limited to:

•
Decisions by our customers and potential customers, particularly in industries most impacted by the COVID-19 pandemic, to reduce IT spending or delay or abandon their planned or future purchases, which may reduce the demand for our solutions and/or result in extended sales cycles;
•
Decisions by our customers to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our financial performance, and our cash flow in particular, when compared to historical periods;
•
Our customers and partners experiencing liquidity issues or entering bankruptcy or similar proceedings, which would impact our ability to collect payments in a timely manner, if at all;
•
Shifts in industry trends, for example, towards large public cloud providers, which may reduce the demand for our solutions;

•
An inability to meet in person or otherwise effectively communicate with our current or potential customers, vendors, suppliers, and partners, which may negatively affect our current and future relationships with such customers, vendors, suppliers, and partners and our ability to generate demand for our solutions;
•
Additional delays, cancellations, or changes to user and industry conferences and other marketing events relating to our solutions, including our own customer and partner events, which may negatively impact our ability to obtain new and retain existing customers, and effectively market our solutions;
•
Delays or disruptions in our or our partners’ supply chains and data center operations, including delays, difficulties or disruptions in procuring and shipping, or an inability to procure or ship, the hardware appliances (or any components thereof) on which our software solutions run, including our Nutanix-branded NX hardware line, which may negatively affect our ability to close transactions with our customers and partners and/or to recognize the revenue from those transactions;
•
An inability to provide 24x7 worldwide support and/or replacement parts to our end customers in a timely manner or at all;
•
Delays or disruptions to our product roadmap, and our ability to deliver new products, features, or enhancements in a timely manner or at all;
•
Potential for increased cyber attacks and security challenges as our employees and those of our partners, customers and service providers work remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially beyond;
•
Adoption of new laws or regulations, or changes to existing laws or regulations, including any restrictions or health and safety requirements that may be imposed if and when we start re-opening our global offices and any new or additional restrictions against immigration and travel (such as cancellations or restrictions on the availability of visas, delays in the issuance of visas or suspensions of entry), which may create additional regulatory uncertainty and cause us to incur additional expenses in order to comply with, or due to delays or changes caused or mandated by, such laws or regulations and/or materially impair our ability to hire and retain skilled professionals;
•
Increased rate of attrition among our employee base, and inability to attract, recruit, retain and, where applicable, ramp to full productivity, qualified employees and key personnel;
•
Difficulties or delays in ramping, training, and retaining new sales teams in an effective manner due in part to the inability to provide in-person trainings;
•
Negative physical and mental health impacts on, and resulting unavailability or reduced productivity of, our employees as a result of such employees or their family members contracting the virus, being placed in quarantine or self-isolation, being in jurisdictions where travel or other activities remain restricted, or due to prolonged social distancing measures;
•
A significant and/or prolonged decline in, or increase in volatility relating to, the global financial and other capital markets, including significant and prolonged volatilities in stock prices, interest rates and exchange rates, and/or or a potential global recession or depression, which would adversely affect, potentially materially, our business and stock price, as well as our ability to access capital markets on terms favorable or acceptable to us, if at all;
•
Changes in our internal controls, policies and procedures due to remote work arrangements, which may result in significant deficiencies or material weaknesses in our internal controls in the preparation of our financial reports, and the resulting increased costs of controls and compliance oversight activities;

•
An inability to execute our business continuity plans and/or maintain our critical business processes; and
•
Increased quarterly fluctuations in, and an inability to forecast or difficulties or delays in forecasting, our financial performance or results of operations, as well as related impacts to any financial guidance we may issue from time to time, including any modification or withdrawal thereof.

The duration, scope and ultimate impact of the COVID-19 pandemic and the actions taken in response on the global economy and our business remain highly fluid, cannot be predicted with any degree of certainty, and will be highly dependent upon numerous factors, many of which are beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic and the extent and effectiveness of those actions. While governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the negative macroeconomic impacts of COVID-19 pandemic, the effectiveness and adequacy of such stimulus measures, as well as their future availability, remain uncertain. The discontinuation or reduction in scope of such stimulus measures may cause a further decline in the global macroeconomic conditions and financial hardships for our customers and partners, thereby exacerbating the adverse effects of the pandemic on our business, including those described above. If we are not able to effectively respond to and manage the impact of the COVID-19 pandemic, our business, operations and financial performance, and the price of our securities will be negatively affected, potentially materially.

We have a history of losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $621.2 million, $872.9 million and $1.0 billion for fiscal 2019, 2020 and 2021, respectively. As of July 31, 2021, we had an accumulated deficit of $3.6 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.

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

Regardless of how we manage the transition, our total billings and revenue have been and will continue to be adversely impacted by the transition, particularly when compared to historical periods, due primarily to two factors. First, subscription-based sales, including sales of term-based licenses where revenue is currently recognized upfront, may in some instances have a lower total dollar value than sales of licenses for the life of the device because they may be of a shorter term than the actual or assumed life of the device. If we are unable to increase the volume of our subscription-based sales in any given period to make up for the lower total dollar value of certain subscription-based sales, our total billings and revenue for such period will be negatively impacted. Second, and of lesser significance, the revenue associated with certain SaaS subscription purchases will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our term-based licenses and historical life-of-device licenses. These factors may also make it difficult to increase our revenue in a given period through additional sales in the same period.

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

In addition, we have adjusted, and may in the future need to further adjust, our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. In particular, to align with the new subscription-based business model, starting in fiscal 2021, we adjusted our sales compensation structure, which was previously based primarily on total contract value, to one that is based primarily on annual contract value ("ACV"), which has caused our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. Those adjustments may negatively affect the productivity of our sales teams, cause our sales teams to prioritize shorter-term transactions, cause a change in the mix of solutions sold and the mix of revenue among solutions sold, and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected. Furthermore, our future financial profitability will depend significantly on renewals driving topline growth at a much lower cost than new customer contracts, and renewal rates failing to meet our expectations could also harm our operating results and delay our profitability.

Additional risks associated with our transition to a subscription-based business model include, but are not limited to:

•
if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations, or may take longer to achieve than anticipated;

•
our transition could cause confusion or concerns among current or prospective end customers and partners, including concerns regarding changes to our pricing and packaging models;
•
we may be unsuccessful in implementing or maintaining subscription-based pricing models, or we may select a pricing model that is not optimal and could negatively affect adoption, renewal rates and our business results;
•
our end customers may shift purchases to our lower priced subscription offerings, which could negatively affect our overall financial results;
•
when purchasing multi-year term-based subscription licenses, or as a result of our recently announced sales compensation model change to one that is based primarily on ACV, we may see an increase in the number of customers who choose to pay for only the first year of the applicable term upfront, instead of the full term as we have seen historically, which would negatively impact our operating and free cash flows, potentially significantly, and as a result we may need to raise additional capital which we may not be able to do on terms favorable or acceptable to us, or at all;
•
our relationships with existing channel and OEM partners that are accustomed to selling life-of-device licenses may be damaged, and we may be required to dedicate additional time and resources to educate our channel partners about our transition;
•
we may see increased discounting behavior from our sales employees and, if we are unable to monitor, prevent and manage such discounting behavior successfully and in a timely manner, our business and financial results will be negatively affected;
•
if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur higher than expected sales compensation costs, particularly if the pace of our subscription transition is faster than anticipated;
•
we may face additional and/or different financial reporting obligations, which could increase the costs associated with our financial reporting and investor relations activities;
•
similarly to our decision to start reporting ACV billings, run-rate ACV and annual recurring revenue, we may choose to supplement our financial reporting with new or different metrics, which could increase the costs associated with our financial reporting and may be difficult for investors to understand; and
•
investors, industry and financial analysts may have difficulty understanding the shift in our business model, resulting in changes in analysts' financial estimates or failure to meet investor expectations.

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

The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we continue to develop new solutions designed to address new market demands, sales of our solutions will in part depend on capturing new spending in these markets, including public cloud and hybrid cloud services. If these markets experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.

In addition, we have estimated the size of our total addressable market based on internally generated data and assumptions, as well as data published by third parties, which we have not independently verified. While we believe these estimates are reasonable, such information is inherently imprecise and subject to a high degree of uncertainty. If our third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market.

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

In addition, as a result of our transition toward a subscription-based model, our revenue may continue to be impacted in the short term. The revenue associated with certain subscription purchases will be recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our historical life-of-device and term-based software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. Furthermore, such downward impact on average term lengths may be further exacerbated by our transition to an ACV-based sales compensation structure during fiscal 2021. This may also make it difficult to rapidly increase our revenue in any period through additional sales.

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

We have expanded our overall business and operations significantly in prior periods. Our employee headcount increased significantly since our inception, and we may have significant headcount increases in the future. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. However, as discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment in Growth," we have proactively taken steps to reduce our expenses and increase our go-to-market productivity, as a result, our operating expenses may fluctuate from quarter to quarter in the near-term. In addition, as we continue to grow our business in the long-term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. We have also recently seen higher than normal attrition among our sales representatives and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may incur costs associated with future growth prior to or without realizing the anticipated benefits, and the return on these investments may be lower, if any, or may develop more slowly than we expect. For example, as part of our response to the COVID-19 pandemic, we have shifted many of our demand generation activities to digital initiatives. If the returns on these initiatives are not as high as expected or take longer to realize than expected, the failure to generate the results we expect may negatively impact our revenue growth and profitability.

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

Part of our business strategy is to primarily focus on our long-term growth. As a result, our profitability may be lower in the near term than it would be if our strategy was to maximize short-term profitability. Expenditures related to expanding our research and development efforts, sales and marketing efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by analysts and our stockholders, the price of our securities may decline, potentially significantly.

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
•
traditional storage array vendors, such as Dell, Hitachi and NetApp, which typically sell centralized storage products; and
•
providers of public cloud infrastructure and SaaS-based offerings, such as Amazon, Google Inc. and Microsoft.

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

Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Moreover, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Furthermore, some of our competitors have access to larger customer bases and supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud as well as through our emerging products, and some of our competitors in these adjacent markets have more experience with those markets and more resources targeted at penetration those markets than we do. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.

Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.

Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, networking, disaster recovery, edge computing, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premises infrastructure deployments that our platform currently primarily supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including the ongoing COVID-19 pandemic, continued or accelerated decreases in the price of public cloud offerings, increased interoperability with on-premises infrastructure solutions that compete with our solutions, and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.

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

We have sold and anticipate selling more of our products and services as cloud-based offerings - which include offerings hosted on public cloud infrastructure as well as part of our own Nutanix Cloud Platform - on a ratable subscription basis. While cloud-based offerings currently make up a small portion of our business, this shift has required and will continue to require a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host, and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.

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

If we fail to properly execute on our plan to sell more of our products and services as cloud-based offerings on a ratable subscription basis, our business and operating results would be adversely affected, and the price of our securities could decline.

If we fail to develop or introduce new or enhanced solutions on a timely or cost-effective basis, our ability to attract and retain end customers could be impaired and our brand, reputation and competitive position could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. In addition, we have recently announced plans to shift from offerings based on individual products to offerings based on solutions. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.

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

Our success and future growth depends to a significant degree on the skills and continued services of our executive officers and key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement, which could severely disrupt our business and growth. For example, in December 2020, we appointed Rajiv Ramaswami as our President and Chief Executive Officer. The loss of the services of Mr. Ramaswami could disrupt our business and negatively impact our operating results, prospects and future growth and cause a significant decline in the price of our securities. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could disrupt our business and have a significant negative impact our operating results, prospects and future growth.

In addition, our future success also depends substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately incentivize qualified and highly skilled personnel, in particular, in engineering and sales. We may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. Competition for highly skilled personnel, particularly in engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for such personnel. Furthermore, the industry in which we operate generally experiences high employee attrition, and we expect such trends to worsen as the COVID-19 pandemic continues. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. Volatility or lack of performance in the price of our securities may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations, including in reaction to COVID-19, may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

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

Additionally, as we continue with our transition to a subscription-based business model, we have adjusted and may need to further adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions. In particular, to align with the new subscription-based business model, starting in fiscal 2021 we have adjusted our sales compensation structure, which was previously based on total contract value, to one that is based primarily on ACV, which has caused our average contract term lengths to decline and could negatively impact our operating and free cash flows, potentially significantly. These business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

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

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 32% and 15%, respectively, of our total revenue for fiscal 2021. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our securities would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include, but are not limited to:

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
the lengths of our contract terms;
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

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our securities to decline.

Our gross margins are impacted by a variety of factors and may be subject to variation from period to period.

Our gross margins may be affected by a variety of factors, including fluctuations in the pricing of our products, including as a result of competitive pricing pressures or increases in component pricing, and the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, changes in the mix between direct versus indirect sales, changes in the mix of products sold and the timing and amount of recognized and deferred revenue, particularly as a result of our continued transition to a subscription-based business model. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

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

Because we depend on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to delays, supply chain restrictions and pricing fluctuations, which could cause our business to be adversely affected.

We rely on manufacturers, including our OEM partners, to produce the hardware appliances on which our software runs, including both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product supply and timing, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks successfully and in a timely manner. For example, key components of the servers on which our software runs have been affected by the ongoing chip shortage, and customers may delay their purchase of our software if they expect that the delivery of the servers on which they intend to operate the software will be delayed for many months. Furthermore, our orders for NX series appliances represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our or our end customers’ requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software will be materially delayed, which will adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

In particular, we rely substantially on Supermicro to manufacture, as well as assemble and test, the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Supermicro was renewed in May 2021 for one year and will automatically renew for successive one-year periods following the expiration of such renewal term, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. If we are required to change the manufacturer or contract manufacturers for the assembly and testing of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers for the assembly and testing of our NX-branded appliances in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.

Our agreement with Supermicro does not contain any price assurances, and increases in component costs, without a corresponding increase in the price of our NX series solutions, could reduce the amount that an end customer pays for our software, thereby adversely affecting our billings and revenue. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Supermicro or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2021, we had approximately $48.0 million in the form of guarantees to our OEM partners related to certain components.

There are a limited number of suppliers, and in some cases single-source suppliers, for several key components in our NX-branded appliances as well as other hardware appliances that our software is certified to operate on, and any delay or disruption in the availability or quality of these components could delay shipments of the NX-branded appliances and damage our channel partner or end customer relationships, or cause our customers to delay purchasing our software.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series appliances. These components are generally purchased on a purchase order basis through Supermicro or Flextronics and we do not have long-term supply contracts with our suppliers. Our reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in NX-branded appliances and other appliances on our hardware compatibility list, including hardware appliances from our OEM partners, to ensure that they meet certain quality and performance specifications. If our supply of certain components is disrupted or delayed, or if we need to replace existing suppliers on the qualified hardware configuration, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable to us, and we may be required to modify our solutions to interoperate with the replacement components. Any of these developments could extend our lead times, increase the costs of our components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.

We generally maintain minimal inventory for repairs and a number of evaluation and demonstration units, and generally acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, and is currently experiencing a global chip shortage, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry, component availability constraints, or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end customer relationships.

If the suppliers of the components of compatible hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired, and our customers' ability to acquire hardware on which to run our software could be impaired, and our competitive position, brand, reputation, and operating results could be adversely affected. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers or assume internal manufacturing operations, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.

We enter into arrangements with certain of our OEM partners that could require us to purchase certain minimum levels of inventory or meet certain performance commitments, which could result in us incurring losses that may negatively impact our business and operating results.

From time to time, in the normal course of business, we enter into arrangements with certain of our OEM partners whereby we make commitments to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. For arrangements related to inventory, we commit to the purchase of certain quantities of components from our OEMs. If we are unable to use the inventory within a specified period, we may be required to purchase it, or to pay the OEM partner the difference between the price at which the OEM partner purchased the inventory and the price at which the OEM partner is ultimately able to sell the inventory to a third party. As a result, if we inaccurately or mistakenly forecast our need for any such components, or if the market price of any such components decreases after the components are purchased by an OEM partner, we may suffer losses with respect to such inventory, and our business and operating results could be adversely affected. For arrangements related to performance targets, we commit to our OEM partner that we will help them reach certain performance targets. If we fail to meet such targets, we are obligated to reimburse our OEM partner for their investment in our joint solution.

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

Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customer's data, any undetected or unresolved errors, defects or security vulnerabilities may result in data unavailability, unauthorized access to, loss, corruption or other harm to our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. We previously conducted an in-field replacement of equipment manufactured by our previous outsourced manufacturer, and may be required to do so again in the future. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities.

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we will continue to expend significant resources and undertake various actions, including incurring accounting-related costs and implementing new internal controls and procedures, and providing significant management oversight. In addition, our independent registered public accounting firm is also required to formally attest to the effectiveness of our internal control over financial reporting and may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, or an adverse report from our independent auditors, could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. For example, California has enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. In addition, in November 2020, California voters passed the California Privacy Rights Act ("CPRA"), which significantly amends the CCPA and generally expands consumers’ privacy rights and protections with respect to their personal information. We cannot yet predict the full impact of the CCPA or the CPRA on our business or operations, but it has and may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, imposes more stringent EU data protection requirements, provides an enforcement authority which substantially increases compliance costs, and imposes large penalties for noncompliance. Certain other jurisdictions, including Brazil, have adopted or are considering legislation with obligations that are similar to the GDPR.

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

Additionally, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, known as Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, while the Data Protection Act of 2018, which implements and complements the GDPR achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. Now that the United Kingdom is a "third country" under the GDPR, we cannot fully predict how the Data Protection Act and other United Kingdom data protection laws or regulations may develop in the medium to longer term, affecting how data transfers to and from the United Kingdom will be regulated. We continue to monitor and review the impact of any resulting changes to EU or United Kingdom law that could affect our operations. We may incur liabilities, expenses, costs, and other operational losses under the GDPR and privacy laws of applicable EU member states and the United Kingdom in connection with any measures we take to comply with them.

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

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 45%, 46% and 46% of our total revenue from our international customers based on bill-to-location for fiscal 2019, 2020 and 2021, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2021, approximately 54% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant and other contracts;
•
political, economic and social instability or uncertainty around the world, including the results and impact of the United Kingdom's separation from the European Union, commonly known as "Brexit";
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

Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. The Biden administration has proposed increases to the U.S. corporate income tax rate, minimum tax on book income, and increased taxation of international business operations. International organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

We are subject to income taxes as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our income and non-income-based tax returns. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, including a recent California franchise tax law change limiting the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023.

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

Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to such cyber attacks, including attacks potentially from nation-state actors, and we could be and have been subject to similar attempted attacks. More generally, computer malware, viruses, social engineering (predominantly spear phishing attacks) and general hacking have become prevalent in our industry, particularly against cloud services, and we and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, software bugs or vulnerabilities or coding errors, physical break-ins, employee error, malfeasance or otherwise. We regularly face a wide variety of attempted attacks of this nature, some of which may be successful, although none to-date have had a significant impact on our business. As we transition to offering more cloud-based solutions, as well as those based on our partnerships with third party public cloud providers, we and our third-party public cloud providers may increasingly be the target of cyber threats.

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

If any unauthorized access to or security breach of our solutions occurs, such an event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders and other enforcement actions, litigation, indemnity obligations, damages for contract breach and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to potentially significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets or cause us to lose potential or existing end customers. Any actual, potential or anticipated attack may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Risks Related to Our Long-Term Debt

In January 2018, we issued $575.0 million in aggregate principal amount of 0% convertible senior notes due 2023 (the "2023 Notes"), in private placements to qualified institutional buyers. In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 (the "2026 Notes," together with the 2023 Notes, the "Notes"). The 2026 Notes bear interest at a rate of 2.50% per annum, with such interest to be paid in kind on the 2026 Notes held by Bain Capital through an increase in the principal amount of the 2026 Notes and in cash on the 2026 Notes transferred to entities not affiliated with Bain Capital. Interest on the 2026 Notes accrues from the date of issuance and is added to the principal amount of such Notes on a semi-annual basis thereafter.

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

On August 1, 2021, we adopted Accounting Standards Update ("ASU") 2020-06. Our adoption of this new standard requires us to use the if-converted method for our diluted earnings per share calculation, the effect of which is that the transaction is accounted for as if all of the outstanding Notes were to be converted into shares of Class A common stock. As a result, our diluted earnings per share could be adversely affected. For more information on our adoption of ASU 202-06, refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Risks Related to Ownership of Our Securities

The market price of our securities may be volatile and may decline.

The market price of our securities has fluctuated and may continue to fluctuate substantially. The market price of our securities depends on a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our securities. Factors that could cause fluctuations in the market price of our securities include the following:

•
price and volume fluctuations in the overall stock market from time to time;
•
volatility in the market prices and trading volumes of high technology stocks;

•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
changes in financial estimates by any analysts who follow our company, including as a result of any current and future business model transitions (including our ongoing subscription-based business model), or our failure to meet these estimates or the expectations of investors;
•
the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•
announcements by us or our competitors of new products and solutions or new or terminated significant contracts, commercial relationships or capital commitments;
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

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. For example, following our earnings release in February 2019, the price of our Class A common stock fell significantly and, as a result, multiple class action securities lawsuits have been filed against us, as well as multiple shareholder derivative claims. These securities litigation matters, as well as any additional securities litigation matters that may be instituted against us, could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our securities might otherwise attain and may dilute your voting power and your ownership interest in us.

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

Conversion of our Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our securities.

The conversion of some or all of our Notes, to the extent we deliver shares upon conversion thereof will dilute the ownership interests of existing stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our securities. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our securities. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our securities.

The dual class structure of our common stock as contained in our charter documents has the effect of concentrating voting control with a limited number of stockholders that held our stock prior to our IPO, including our directors, executive officers, and employees, and their affiliates, and significant stockholders, which will limit your ability to influence corporate matters.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. As a result, such stockholders will have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets.

The ten-to-one voting ratio between our Class B and Class A common stock will limit your ability to influence corporate matters, and, as a result, the market price of our Class A common stock could be adversely affected. These holders of our Class B common stock may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests, and, unless earlier converted at the election of the holders of 67% of our outstanding Class B common stock, our amended and restated certificate of incorporation provides for a dual class stock structure for 17 years following the completion of our IPO.

Future transfers, whether or not for value, by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers affected for estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If one or more significant holders of our Class B common stock decides to convert or sell their shares, it could result in a different group of Class B common stock holders having the power to exert significant influence over our company, which may or may not align with the strategy and direction set by our management. Any such changes could adversely affect the market price of our securities.

If financial or industry analysts do not publish research or reports about our business, if they have a difficulty understanding the changes to our business model, or if they issue inaccurate or unfavorable research regarding our securities, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our securities, the price of our securities would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or often times significantly exceeded, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline, potentially significantly.

Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board of Directors or current management and may adversely affect the market price of our securities.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2024, we currently lease approximately 439,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America and Africa. We lease all of our facilities and do not own any real property. We expect to add facilities as we grow our employee base and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate the expansion of our operations.

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

	Fiscal 2020		Fiscal 2021
Fiscal Quarter:	High	Low	High	Low
First quarter	$29.51	$18.20	$28.71	$20.84
Second quarter	$37.35	$26.62	$33.86	$23.36
Third quarter	$37.42	$12.49	$35.07	$25.65
Fourth quarter	$25.35	$17.64	$39.95	$26.54

Our Class B common stock is not listed nor traded on any stock exchange.

Holders of Record

As of July 31, 2021, there were 88 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions. As of July 31, 2021, there were approximately 24 stockholders of record of our Class B common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

Share Repurchase Program

The following table provides information with respect to the shares of our Class A common stock we repurchased during the fiscal year ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020	5,175,539	$24.15	5,175,539	$—

(1)
In August 2020, our Board of Directors authorized the repurchase of up to $125.0 million of our Class A common stock. Repurchases were made through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. As of October 31, 2020, there was no remaining authorization and the program had expired.

Stock Performance Graph

The following graph shows a comparison from September 30, 2016 (the date our Class A common stock commenced trading on the NASDAQ Stock Market) through July 31, 2021 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on September 30, 2016 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	9/30/16	7/31/17	7/31/18	7/31/19	7/31/20	7/31/21
Nutanix, Inc.	$100	$57.42	$132.14	$61.35	$59.97	$97.35
Nasdaq Composite Index	$100	$120.60	$147.29	$158.70	$210.72	$289.81
Nasdaq Computer Index	$100	$126.46	$162.30	$181.40	$268.24	$397.95

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2021.

Item 6. Selected Consolidated Financial and Other Data

Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.

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

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and data – a true hybrid cloud infrastructure.

Our enterprise cloud platform can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based software and software as a service ("SaaS") offerings, via hosted service or delivered pre-installed on an appliance that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order appliances and can be used over the life of the associated appliance. Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order appliances. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of approximately 20,130 end customers as of July 31, 2021, including approximately 980 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly.

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

Impact of the COVID-19 Pandemic

The ongoing and rapidly evolving pandemic caused by the COVID-19 virus (collectively with any variants or related strains thereof, "COVID-19" and the ongoing pandemic caused thereby, the "COVID-19 pandemic") has significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have implemented numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The COVID-19 pandemic has impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. Additionally, we have seen a reduction in our operating expenses in recent quarters, including sales and marketing expenses, some of which is due to a number of proactive actions that we took to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, and some of which is a natural result of the continued restrictions on travel and in-person events from the pandemic. Although the full impact of these actions is uncertain, some of these cost savings measures are temporary. While we do expect to see some of our operating expenses increase from the suppressed levels in recent quarters as some of the proactive cost savings measures expire and some level of travel and other related expenses return, we are focused on improving our operating cash flow performance and we do not expect that travel or other related expenses will return to pre-pandemic levels. See the section titled "Risk Factors" for further discussion of the possible impact of these actions on our business and financial performance.

The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the emerging challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands, except percentages)
Total revenue	$1,236,143	$1,307,682	$1,394,364
Year-over-year percentage increase	7.0%	5.8%	6.6%
Subscription revenue	$648,415	$1,030,180	$1,243,621
Total billings	$1,514,660	$1,580,092	$1,521,096
Subscription billings	$916,000	$1,276,413	$1,354,155
Annual contract value ("ACV") billings	$428,564	$505,179	$594,292
Annual recurring revenue ("ARR")	$217,566	$481,250	$878,733
Run-rate ACV	$944,444	$1,219,965	$1,535,360
Gross profit	$932,015	$1,020,993	$1,102,458
Adjusted gross profit	$965,287	$1,063,655	$1,147,730
Gross margin	75.4%	78.1%	79.1%
Adjusted gross margin	78.1%	81.3%	82.3%
Total deferred revenue	$910,044	$1,183,441	$1,312,923
Net cash provided by (used in) operating activities	$42,168	$(159,885)	$(99,810)
Free cash flow	$(76,284)	$(249,373)	$(158,457)
Non-GAAP operating expenses	$1,239,567	$1,518,697	$1,428,760
Total end customers	14,180	17,360	20,130

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$648,415	$1,030,180	$1,243,621
Non-portable software revenue	449,131	208,158	71,390
Hardware revenue	105,321	23,455	6,259
Professional services revenue	33,276	45,889	73,094
Total revenue	$1,236,143	$1,307,682	$1,394,364
Disaggregation of billings:
Subscription billings	$916,000	$1,276,413	$1,354,155
Non-portable software billings	449,131	208,158	71,390
Hardware billings	105,321	23,455	6,259
Professional services billings	44,208	72,066	89,292
Total billings	$1,514,660	$1,580,092	$1,521,096

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $376.4 million, $508.8 million and $639.3 million of our subscription revenue for fiscal 2019, 2020 and 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $272.0 million, $521.3 million and $604.3 million of our subscription revenue for fiscal 2019, 2020 and 2021, respectively.

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

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, subscription billings, ACV billings, ARR, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

•
are used by management and the Board of Directors to understand and evaluate our performance and trends, as well as to provide a useful measure for period-to-period comparisons of our core business, particularly as we progress through our transition to a subscription-based business model;
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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. ACV billings and run-rate ACV are performance measures that we believe provide useful information to our management and investors as they allow us to better track the topline growth of our business during our transition to a subscription-based business model because it takes into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription business because it only includes non-life-of-device contracts and takes into account variability in term lengths. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. Adjusted gross profit, adjusted gross margin and non-GAAP operating expenses are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Total billings, subscription billings, ACV billings, ARR, run-rate ACV, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, adjusted gross profit, adjusted gross margin, free cash flow and non-GAAP operating expenses are not substitutes for total revenue, subscription revenue, gross profit, gross margin, cash provided by (used in) operating activities, or GAAP operating expenses, respectively. There is no GAAP measure that is comparable to either ACV billings, ARR or run-rate ACV, so we have not reconciled either ACV billings, ARR or run-rate ACV numbers included in this Annual Report on Form 10-K to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

ACV billings — We calculate ACV billings as the sum of the ACV for all contracts billed during the period. ACV is defined as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of such contract, using, where applicable, an assumed term of five years for contracts that do not have a specified term.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ARR — We calculate ARR as the sum of ACV for all non life-of-device contracts in effect as of the end of a specific period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, adjusted gross profit, adjusted gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands, except percentages)
Total revenue	$1,236,143	$1,307,682	$1,394,364
Change in deferred revenue, net of acquisitions	278,517	272,410	126,732
Total billings (non-GAAP)	$1,514,660	$1,580,092	$1,521,096

Gross profit	$932,015	$1,020,993	$1,102,458
Stock-based compensation	18,861	27,348	30,483
Amortization of intangible assets	14,248	14,777	14,776
Impairment of lease-related assets	—	537	13
Other	163	—	—
Adjusted gross profit (non-GAAP)	$965,287	$1,063,655	$1,147,730

Gross margin	75.4%	78.1%	79.1%
Stock-based compensation	1.5%	2.1%	2.2%
Amortization of intangible assets	1.2%	1.1%	1.0%
Adjusted gross margin (non-GAAP)	78.1%	81.3%	82.3%

Operating expenses	$1,530,056	$1,849,914	$1,763,240
Stock-based compensation	(287,868)	(324,650)	(328,062)
Change in fair value of contingent consideration	832	—	—
Amortization of intangible assets	(2,528)	(2,603)	(2,604)
Acquisition-related costs	(721)	—	—
Impairment of lease-related assets	—	(2,465)	(1,407)
Other	(204)	(1,499)	(2,407)
Operating expenses (non-GAAP)	$1,239,567	$1,518,697	$1,428,760

Net cash provided by (used in) operating activities	$42,168	$(159,885)	$(99,810)
Purchases of property and equipment	(118,452)	(89,488)	(58,647)
Free cash flow (non-GAAP)	$(76,284)	$(249,373)	$(158,457)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Subscription revenue	$648,415	$1,030,180	$1,243,621
Change in subscription deferred revenue, net of acquisitions	267,585	246,233	110,534
Subscription billings	$916,000	$1,276,413	$1,354,155

Professional services revenue	$33,276	$45,889	$73,094
Change in professional services deferred revenue	10,932	26,177	16,198
Professional services billings	$44,208	$72,066	$89,292

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

Investment in Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. We plan to invest in sales and marketing so that we can capitalize on our market opportunity, including investing in our sales and marketing teams, continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense will fluctuate, and may decline, in the near term. For example, we recently decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2021, we considered approximately 75% of our global sales team members to be fully ramped, while the remaining approximately 25% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the recent increase in attrition of sales representatives, may impact the productivity of our sales teams in the near-term. We are focused on actively managing these realignments and potential effects.

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

Revenue for our solutions, whether or not sold as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and "Critical Accounting Estimates" later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section.

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

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of July 31, 2021, approximately 70% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.3x greater, on average, than their initial order. This number increases to approximately 16.4x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2021. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners, including distributors, resellers and OEMs.

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

Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from software entitlement and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software entitlement and support subscriptions, with terms ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software entitlement and support contracts ratably over the contractual service period, which typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. For example, we recently decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term. Additionally, given our transition to a subscription-based business model, including our continued emphasis on ACV, during the fiscal quarter ended October 31, 2020, we adjusted the compensation structure of our sales force, which has led to a higher proportion of commissions expense being deferred, and a decrease in commissions expense and overall sales and marketing expenses as a percentage of revenue and on an absolute basis, as compared to fiscal periods prior to October 31, 2020. For additional information, refer to Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred, unless they meet the criteria for capitalization. We expect R&D expense, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our future products and services, including our newer subscription-based products, although R&D expense may fluctuate as a percentage of total revenue and, on an absolute basis, from quarter to quarter.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and issuance costs associated with our 0% convertible senior notes, due 2023, (the "2023 Notes") and our 2.50% convertible senior notes, due 2026, (the "2026 Notes"), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Revenue:
Product	$832,419	$765,822	$705,804
Support, entitlements and other services	403,724	541,860	688,560
Total revenue	1,236,143	1,307,682	1,394,364
Cost of revenue:
Product (1)(2)	143,078	71,312	55,287
Support, entitlements and other services (1)	161,050	215,377	236,619
Total cost of revenue	304,128	286,689	291,906
Gross profit	932,015	1,020,993	1,102,458
Operating expenses:
Sales and marketing (1)(2)	909,750	1,160,389	1,052,508
Research and development (1)	500,719	553,978	556,950
General and administrative (1)	119,587	135,547	153,782
Total operating expenses	1,530,056	1,849,914	1,763,240
Loss from operations	(598,041)	(828,921)	(660,782)
Other expense, net	(15,019)	(26,300)	(354,991)
Loss before provision for income taxes	(613,060)	(855,221)	(1,015,773)
Provision for income taxes	8,119	17,662	18,487
Net loss	$(621,179)	$(872,883)	$(1,034,260)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$3,535	$5,334	$6,023
Support, entitlements and other services cost of revenue	15,326	22,014	24,460
Sales and marketing	107,751	126,015	122,815
Research and development	140,519	153,252	150,856
General and administrative	39,598	45,383	54,391
Total stock-based compensation expense	$306,729	$351,998	$358,545

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$14,248	$14,777	$14,776
Sales and marketing	2,528	2,603	2,604
Total amortization of intangible assets	$16,776	$17,380	$17,380

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2019	2020	2021
	(as a percentage of total revenue)
Revenue:
Product	67.3%	58.6%	50.6%
Support, entitlements and other services	32.7%	41.4%	49.4%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	11.6%	5.4%	3.9%
Support, entitlements and other services	13.0%	16.5%	17.0%
Total cost of revenue	24.6%	21.9%	20.9%
Gross profit	75.4%	78.1%	79.1%
Operating expenses:
Sales and marketing	73.6%	88.7%	75.5%
Research and development	40.5%	42.4%	39.9%
General and administrative	9.7%	10.4%	11.0%
Total operating expenses	123.8%	141.5%	126.4%
Loss from operations	(48.4)%	(63.4)%	(47.3)%
Other expense, net	(1.2)%	(2.0)%	(25.5)%
Loss before provision for income taxes	(49.6)%	(65.4)%	(72.8)%
Provision for income taxes	0.7%	1.4%	1.3%
Net loss	(50.3)%	(66.8)%	(74.1)%

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Product	$832,419	$765,822	$(66,597)	(8)%	$765,822	$705,804	$(60,018)	(8)%
Support, entitlements and other services	403,724	541,860	138,136	34%	541,860	688,560	146,700	27%
Total revenue	$1,236,143	$1,307,682	$71,539	6%	$1,307,682	$1,394,364	$86,682	7%

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
U.S.	$682,340	$706,110	$23,770	3%	$706,110	$758,128	$52,018	7%
Europe, the Middle East and Africa	238,356	277,489	39,133	16%	277,489	320,837	43,348	16%
Asia Pacific	271,712	265,092	(6,620)	(2)%	265,092	260,637	(4,455)	(2)%
Other Americas	43,735	58,991	15,256	35%	58,991	54,762	(4,229)	(7)%
Total revenue	$1,236,143	$1,307,682	$71,539	6%	$1,307,682	$1,394,364	$86,682	7%

Product revenue decreased year-over-year for both fiscal 2020 and fiscal 2021 due primarily to our continued transition to selling subscription term-based licenses, as these licenses generally have a shorter average term than those that can be used over the life of the associated appliance. The decrease in product revenue was also impacted by a decrease in hardware revenue, as more customers are purchasing hardware directly from our OEMs. The total average contract term was approximately 4.1 years, 3.8 years and 3.4 years for fiscal 2019, 2020 and 2021, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Support, entitlements and other services revenue increased year-over-year for both fiscal 2020 and fiscal 2021 in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts. Our total end customer count increased from approximately 14,180 as of July 31, 2019 to approximately 17,360 as of July 31, 2020 and to approximately 20,130 as of July 31, 2021.

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Cost of product revenue	$143,078	$71,312	$(71,766)	(50)%	$71,312	$55,287	$(16,025)	(22)%
Product gross margin	82.8%	90.7%			90.7%	92.2%
Cost of support, entitlements and other services revenue	$161,050	$215,377	$54,327	34%	$215,377	$236,619	$21,242	10%
Support, entitlements and other services gross margin	60.1%	60.3%			60.3%	65.6%
Total gross margin	75.4%	78.1%			78.1%	79.1%

Cost of product revenue

Cost of product revenue decreased year-over-year for both fiscal 2020 and fiscal 2021 due primarily to the decreases in hardware revenue resulting from our continued focus on more software-only transactions.

Product gross margin increased by 7.9 percentage points, from 82.8% in fiscal 2019 to 90.7% in fiscal 2020, and by 1.5 percentage points, to 92.2% in fiscal 2021, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2020 and fiscal 2021 due primarily to higher personnel-related costs, resulting from growth in our global customer support organization, as well as higher outside services costs. The increases in personnel-related costs were driven by increases in our customer support, entitlements and other services headcount of 19% from July 31, 2019 to July 31, 2020 and 3% from July 31, 2020 to July 31, 2021.

Support, entitlements and other services gross margin increased by 0.2 percentage points, from 60.1% in fiscal 2019 to 60.3% in fiscal 2020, and by 5.3 percentage points to 65.6% in fiscal 2021, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$909,750	$1,160,389	$250,639	28%	$1,160,389	$1,052,508	$(107,881)	(9)%
Percent of total revenue	73.6%	88.7%			88.7%	75.5%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and marketing expense increased year-over-year for fiscal 2020 due primarily to higher personnel-related costs and sales commissions, as our sales and marketing headcount increased year-over-year by 17% in fiscal 2020, as well as increased sales and marketing activities related to demand generation, brand awareness, promotions, trade shows and partner programs as part of our efforts to penetrate and expand in global markets.

Sales and marketing expense decreased year-over-year for fiscal 2021 due primarily to lower marketing costs, travel and entertainment expenses and personnel-related costs as a result of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above. In addition, the decrease in sales and marketing expense was aided by the changes to our sales compensation plans beginning in fiscal 2021, resulting from our transition to a subscription-based business model, including our continued emphasis on ACV, which resulted in more expense being deferred to later periods.

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Research and development	$500,719	$553,978	$53,259	11%	$553,978	$556,950	$2,972	1%
Percent of total revenue	40.5%	42.4%			42.4%	39.9%

Research and development expense increased year-over-year for fiscal 2020 due primarily to higher personnel-related costs, as our R&D headcount increased year-over-year by 13% in fiscal 2020 in an effort to continue the expansion of our product development activities.

Research and development expense remained relatively flat for fiscal 2021, as we continued to focus on innovation, while managing the impact of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above.

General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
General and administrative	$119,587	$135,547	$15,960	13%	$135,547	$153,782	$18,235	13%
Percent of total revenue	9.7%	10.4%			10.4%	11.0%

General and administrative expense increased year-over-year for fiscal 2020 due primarily to increases in personnel-related expenses, resulting from growth in our G&A headcount, which increased by 10% year-over-year.

General and administrative expense increased year-over-year for fiscal 2021 due primarily to increases in stock-based compensation expense and other personnel-related costs, partially offset by the impact of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as lower outside services costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Interest income, net	$17,346	$13,453	$3,893	22%	$13,453	$4,067	$9,386	70%
Change in fair value of derivative liability	—	—	—	0%	—	(269,265)	269,265	100%
Amortization of debt discount and issuance costs and non-cash interest expense	(29,312)	(31,312)	2,000	7%	(31,312)	(79,932)	48,620	155%
Other	(3,053)	(8,441)	5,388	176%	(8,441)	(9,861)	1,420	17%
Other expense, net	$(15,019)	$(26,300)	$11,281	75%	$(26,300)	$(354,991)	$328,691	1,250%

The increase in other expense, net for fiscal 2020 was due primarily to higher foreign currency losses, primarily related to operating expenses denominated in foreign currencies and our increasing foreign business, as well as lower interest income from our investments.

The increase in other expense, net for fiscal 2021 was due primarily to additional expense resulting from the new 2026 Notes, including the change in the fair value of the derivative liability and interest expense associated with the amortization of the debt discount and issuance costs for the 2026 Notes.

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2019	2020	$	%	2020	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$8,119	$17,662	$9,543	118%	$17,662	$18,487	$825	5%

The year-over-year increase in the provision for income taxes in fiscal 2020 and fiscal 2021 was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion. The provision for income taxes in fiscal 2019 was partially offset by a one-time U.S. valuation allowance release related to a business combination and a one-time tax benefit related to the change in tax law. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of July 31, 2021, we had $285.7 million of cash and cash equivalents, $3.2 million of restricted cash and $928.0 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

In January 2018, we issued convertible senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. There are no required principal payments prior to the maturity of the 2023 Notes. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In August 2020, we entered into an investment agreement with BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP ("Bain") relating to the issuance and sale to Bain of $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Net cash provided by (used in) operating activities	$42,168	$(159,885)	$(99,810)
Net cash (used in) provided by investing activities	(16,850)	24,559	(597,153)
Net cash provided by financing activities	67,104	57,797	663,845
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,422	$(77,529)	$(33,118)

Cash Flows from Operating Activities

Net cash generated from operating activities was $42.2 million for fiscal 2019 and net cash used in operating activities was $159.9 million and $99.8 million for fiscal 2020 and 2021, respectively, representing decreases of $50.4 million and $202.1 million and an increase of $60.1 million, respectively, as compared to the respective prior year periods. The decreases in cash generated from operating activities during fiscal 2019 and 2020 were due primarily to our increasing net loss from operations. The increase in cash generated from operating activities for fiscal 2021 was due primarily to a decrease in our net loss from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of $16.9 million for fiscal 2019 consisted of $468.1 million of short-term investment purchases, $118.5 million of purchases of property and equipment and $19.0 million of net payments for business combinations, partially offset by $588.8 million of maturities of short-term investments.

Net cash provided by investing activities of $24.6 million for fiscal 2020 consisted of $645.8 million of maturities of short-term investments and $75.4 million of sales of short-term investments, partially offset by $607.2 million of short-term investment purchases and $89.5 million of purchases of property and equipment.

Net cash used in investing activities of $597.2 million for fiscal 2021 consisted of $1.4 billion of short-term investment purchases and $58.6 million of purchases of property and equipment, partially offset by $784.2 million of maturities of short-term investments and $70.1 million of sales of short-term investments.

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

Net cash provided by financing activities of $663.8 million for fiscal 2021 consisted of $723.6 million of proceeds from the issuance of the 2026 Notes, net of issuance costs, and $65.8 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock and $0.5 million of payments for finance leases.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,333,906	$—	$575,000	$—	$758,906
Paid-in-kind interest on convertible senior notes (1)	7,167	—	—	—	7,167
Operating leases (undiscounted basis) (2)	144,358	49,241	82,307	10,194	2,616
Other commitments (3)	72,677	63,779	5,937	2,961	—
Guarantees with OEMs	48,001	48,001	—	—	—
Total	$1,606,109	$161,021	$663,244	$13,155	$768,689

(1)
For additional information regarding our convertible senior notes, refer to Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2)
For additional information regarding our operating leases, refer to Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

As of July 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

As of July 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on revenue recognition.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including stock options and purchase rights issued to employees under our 2016 Employee Stock Purchase Plan ("2016 ESPP"), based on the estimated fair value of the awards on the grant date. We use the Black-Scholes-Merton ("Black-Scholes") option pricing model to estimate the fair value of stock options and 2016 ESPP purchase rights. The fair value of restricted stock units ("RSUs") is measured using the fair value of our common stock on the date of the grant. The fair value of stock options and RSUs is recognized as expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense using the graded vesting attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.

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

Derivative Liability

We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Once the criteria for conversion is fixed, the derivative instrument is marked to fair value and reclassified to equity.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We use the binomial model to estimate the fair value of the embedded derivative at each period-end. Our use of the binomial model requires the input of highly subjective assumptions, including expected volatility of our common stock, risk-free interest rates, and estimated conversion price ratios based on forecasted financial metrics. The assumptions used in the binomial model represent management best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the fair value of the embedded derivative liability could be materially different in the future.

As a result of our early adoption of Accounting Standards Update ("ASU") 2020-06 on August 1, 2021, and once the conversion price of the convertible notes becomes fixed in September 2021, the embedded conversion option will no longer require bifurcation. Once the conversion price becomes fixed, the derivative liability will be marked to fair value and reclassified to equity within the consolidated balance sheet. For additional details on our adoption of ASU 2020-06, refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $38.4 million, $46.1 million and $51.3 million for fiscal 2019, 2020 and 2021, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Nutanix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended July 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $705.8 million and support, entitlements, and other services was $688.6 million for the year ended July 31, 2021.

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
–
Evaluating management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying contract, master agreement and any related amendments, if applicable.
–
Testing the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

•
For a selection of arrangements with original equipment manufacturers (“OEMs”), we confirmed accounts receivable and total billings as of and for the year ended July 31, 2021, respectively, directly with the OEM. In addition, we confirmed a sample of individual revenue orders for the year ended July 31, 2021, to evaluate the accuracy of management’s records.
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

Derivative Liability — Refer to Notes 1, 3 and 5 to the financial statements

Critical Audit Matter Description

During the year ended July 31, 2021, the Company issued $750.0 million in aggregate principal amount of 2.5% convertible senior notes due in 2026 (the "2026 Notes"), which, if converted, may be settled in cash, shares of common stock, or a combination thereof, at the holder of the notes election. The Company separated the 2026 Notes between the debt and a liability-classified embedded derivative. The carrying amount of the debt component was determined using an income approach. The carrying amount of the liability-classified embedded derivative was determined by subtracting the valuation of the debt component from the fair value of the 2026 Notes. The liability-classified embedded derivative is marked-to-market on a quarterly basis through the aforementioned methods.

Given the determination of the fair value of the debt and liability-classified embedded derivative components required management to make significant estimates and assumptions regarding the relevant valuation assumptions, auditing the valuation of both components required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having the expertise in the valuation of financial instruments, when performing audit procedures to evaluate management’s judgements and conclusions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the straight-debt and liability-classified embedded derivative components included the following, among others:

•
We tested the effectiveness of internal controls over the Company’s determination of the fair value of both the debt and liability-classified embedded derivative components, including controls over the relevant assumptions.
•
With the assistance of our fair value specialists, we evaluated the valuation methodology and valuation assumptions to assess the Company’s fair value of the debt and liability-classified embedded derivative components. Additionally, we:
–
Assessed the source information underlying the valuation assumptions used in the model to determine fair value at inception and quarterly.
–
Assessed the mathematical accuracy of the valuation model at inception and quarterly.
–
Developed a range of independent estimates and compared those to the fair value of both the debt and liability-classified embedded derivative components determined by management.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2021

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2021, of the Company and our report dated September 21, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2021

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2020	July 31, 2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$318,737	$285,723
Short-term investments	401,041	928,006
Accounts receivable, net of allowances of $804 and $892, respectively	242,516	180,781
Deferred commissions—current	68,694	110,935
Prepaid expenses and other current assets	63,032	56,816
Total current assets	1,094,020	1,562,261
Property and equipment, net	143,172	131,621
Operating lease right-of-use assets	127,326	105,903
Deferred commissions—non-current	146,834	232,485
Intangible assets, net	49,392	32,012
Goodwill	185,260	185,260
Other assets—non-current	22,543	27,954
Total assets	$1,768,547	$2,277,496
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$54,029	$47,056
Accrued compensation and benefits	109,109	162,337
Accrued expenses and other current liabilities	25,924	39,404
Deferred revenue—current	534,572	636,421
Operating lease liabilities—current	36,569	42,670
Total current liabilities	760,203	927,888
Deferred revenue—non-current	648,869	676,502
Operating lease liabilities—non-current	116,794	86,599
Convertible senior notes, net	490,222	1,055,694
Derivative liability	—	500,175
Other liabilities—non-current	27,436	42,679
Total liabilities	2,043,524	3,289,537
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2020 and 2021; no shares issued and outstanding as of July 31, 2020 and 2021	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2020 and 2021; 201,949 (186,846 Class A and 15,103 Class B) and 214,210 (208,579 Class A and 5,631 Class B) shares issued and outstanding as of July 31, 2020 and 2021	5	5
Additional paid-in capital	2,245,180	2,615,317
Accumulated other comprehensive income (loss)	2,030	(8)
Accumulated deficit	(2,522,192)	(3,627,355)
Total stockholders’ deficit	(274,977)	(1,012,041)
Total liabilities and stockholders’ deficit	$1,768,547	$2,277,496

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands, except per share data)
Revenue:
Product	$832,419	$765,822	$705,804
Support, entitlements and other services	403,724	541,860	688,560
Total revenue	1,236,143	1,307,682	1,394,364
Cost of revenue:
Product	143,078	71,312	55,287
Support, entitlements and other services	161,050	215,377	236,619
Total cost of revenue	304,128	286,689	291,906
Gross profit	932,015	1,020,993	1,102,458
Operating expenses:
Sales and marketing	909,750	1,160,389	1,052,508
Research and development	500,719	553,978	556,950
General and administrative	119,587	135,547	153,782
Total operating expenses	1,530,056	1,849,914	1,763,240
Loss from operations	(598,041)	(828,921)	(660,782)
Other expense, net	(15,019)	(26,300)	(354,991)
Loss before provision for income taxes	(613,060)	(855,221)	(1,015,773)
Provision for income taxes	8,119	17,662	18,487
Net loss	$(621,179)	$(872,883)	$(1,034,260)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(3.43)	$(4.48)	$(5.01)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	181,031	194,719	206,475

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Net loss	$(621,179)	$(872,883)	$(1,034,260)
Other comprehensive loss, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,671	1,361	(2,038)
Comprehensive loss	$(619,508)	$(871,522)	$(1,036,298)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
	(in thousands)
Balance - July 31, 2018	172,858	$4	$1,355,907	$(1,002)	$(1,028,130)	$326,779
Issuance of common stock through employee equity incentive plans	11,272	—	12,187	—	—	12,187
Issuance of common stock from ESPP purchase	2,008	1	57,217	—	—	57,218
Issuance of common stock in connection with an acquisition	2,457	—	103,305	—	—	103,305
Stock-based compensation	—	—	306,729	—	—	306,729
Vesting of early exercised stock options	—	—	183	—	—	183
Other comprehensive income	—	—	—	1,671	—	1,671
Net loss	—	—	—	—	(621,179)	(621,179)
Balance - July 31, 2019	188,595	5	1,835,528	669	(1,649,309)	186,893
Issuance of common stock through employee equity incentive plans	10,034	—	7,024	—	—	7,024
Issuance of common stock from ESPP purchase	3,320	—	50,630	—	—	50,630
Stock-based compensation	—	—	351,998	—	—	351,998
Other comprehensive loss	—	—	—	1,361	—	1,361
Net loss	—	—	—	—	(872,883)	(872,883)
Balance - July 31, 2020	201,949	5	2,245,180	2,030	(2,522,192)	(274,977)
Issuance of common stock through employee equity incentive plans	13,457	—	15,601	—	—	15,601
Issuance of common stock from ESPP purchase	3,980	—	50,167	—	—	50,167
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	358,545	—	—	358,545
Other comprehensive loss	—	—	—	(2,038)	—	(2,038)
Net loss	—	—	—	—	(1,034,260)	(1,034,260)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,627,355)	$(1,012,041)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(621,179)	$(872,883)	$(1,034,260)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	77,612	93,773	94,373
Stock-based compensation	306,729	351,998	358,545
Change in fair value of derivative liability	—	—	269,265
Change in fair value of contingent consideration	(832)	—	—
Amortization of debt discount and issuance costs	29,313	31,313	63,859
Operating lease cost, net of accretion	—	30,374	34,757
Impairment of lease-related assets	—	3,002	1,420
Non-cash interest expense	—	—	16,074
Other	(2,786)	324	6,380
Changes in operating assets and liabilities:
Accounts receivable, net	15,704	4,334	64,483
Deferred commissions	(39,333)	(61,816)	(127,891)
Prepaid expenses and other assets	(12,037)	10,089	4,057
Accounts payable	13,508	(16,574)	(5,762)
Accrued compensation and benefits	14,406	18,765	50,916
Accrued expenses and other liabilities	(17,454)	3,400	14,824
Operating leases, net	—	(28,394)	(37,582)
Deferred revenue	278,517	272,410	126,732
Net cash provided by (used in) operating activities	42,168	(159,885)	(99,810)
Cash flows from investing activities:
Maturities of investments	588,763	645,828	784,176
Purchases of investments	(468,144)	(607,194)	(1,392,737)
Sales of investments	—	75,413	70,055
Payments for acquisitions, net of cash acquired	(19,017)	—	—
Purchases of property and equipment	(118,452)	(89,488)	(58,647)
Net cash (used in) provided by investing activities	(16,850)	24,559	(597,153)
Cash flows from financing activities:
Payment of debt in conjunction with acquisitions	(991)	—	—
Payment of contingent consideration associated with an acquisition	(1,040)	—	—
Proceeds from sales of shares through employee equity incentive plans	69,210	57,797	65,766
Proceeds from the issuance of convertible notes, net of issuance costs	(75)	—	723,617
Repurchases of common stock	—	—	(125,079)
Payment of finance lease obligations	—	—	(459)
Net cash provided by financing activities	67,104	57,797	663,845
Net increase (decrease) in cash, cash equivalents and restricted cash	$92,422	$(77,529)	$(33,118)
Cash, cash equivalents and restricted cash—beginning of period	307,098	399,520	321,991
Cash, cash equivalents and restricted cash—end of period	$399,520	$321,991	$288,873
Restricted cash (1)	2,842	3,254	3,150
Cash and cash equivalents—end of period	$396,678	$318,737	$285,723
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28,999	$16,625	$16,639
Supplemental disclosures of non-cash investing and financing information:

Purchases of property and equipment included in accounts payable and accrued and other liabilities	$8,074	$4,630	$12,832
Finance lease liabilities arising from obtaining right-of-use assets	$—	$—	$8,299
Vesting of early exercised stock options	$183	$—	$—
Issuance of common stock for business acquisitions	$103,305	$—	$—

(1)
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

We provide a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers' enterprise infrastructure. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our solutions are primarily sold through channel partners, including distributors, resellers and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our OEMs; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of right-of-use assets and lease liabilities; the inputs used to determine the fair value of the contingent liability associated with the conversion feature of the 2.50% convertible senior notes due 2026; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risk

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

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2019, 2020 and 2021, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable
	Fiscal Year Ended July 31,			as of July 31,
Partners	2019	2020	2021	2020	2021
Partner A	24%	29%	32%	33%	35%
Partner B	13%	14%	15%	16%	23%
Partner C	10%	(1)	10%	(1)	(1)
Partner D	10%	(1)	(1)	(1)	(1)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The carrying amounts reported in the consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the 0% convertible senior notes, due 2023, (the "2023 Notes") is determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. The fair value of the 2.50% convertible senior notes, due 2026, (the "2026 Notes") is determined based on a binomial model.

Derivative Liability

We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income or other expense. Once the criteria for conversion is fixed, the derivative instrument is marked to fair value and reclassified to equity.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. Credit is extended to customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for credit losses.

The allowance for credit losses is based on the best estimate of the amount of probable credit losses in existing accounts receivable. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record an allowance for credit losses in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we record an allowance for credit losses based on the length of time the receivable is past due and our historical experience of collections and write-offs.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Allowance for credit losses—beginning balance	$815	$379	$804
Charged to allowance for credit losses	437	822	655
Recoveries	(290)	(22)	(286)
Write-offs	(583)	(375)	(281)
Allowance for credit losses—ending balance	$379	$804	$892

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

Leases

We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our consolidated balance sheet as of July 31, 2021. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other liabilities—non-current in our consolidated balance sheet as of July 31, 2021.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2019, 2020 or 2021.

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
•
Recognition of revenue when, or as, performance obligations are satisfied — We satisfy performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer. For additional details on revenue recognition, refer to Note 2 of Notes to Consolidated Financial Statements.

Contracts with multiple performance obligations — The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price SSP basis. For deliverables that we routinely sell separately, such as software entitlement and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold and geographic locations.

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

Payment terms on invoiced amounts are typically 30-45 days. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2020 and 2021 is presented in the accompanying consolidated balance sheets.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in the consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans, if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are recognized over the estimated period of benefit, which may exceed the term of the initial contract if the commissions expected to be paid upon renewal are not commensurate with that of the initial contract. Accordingly, deferred costs are recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation over the entire period of benefit and included in sales and marketing expense in the consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment. Effective August 1, 2020, we changed our sales compensation plans such that commissions paid on subscription software license renewals are not commensurate with commissions paid on the initial contract. Accordingly, commissions paid on initial sales of subscription software licenses are now being recognized in a pattern consistent with the revenue recognition for each performance obligation, including those we expect upon renewal, over the entire period of benefit, rather than only the term of the initial contract, thus resulting in less expense being recognized in the initial contract period.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

Our research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation and allocated facilities costs. Research and development costs are expensed as incurred. Currently, we expense the software development costs incurred in the research and development of new products and enhancements to existing products as incurred, as from the inception of the product development, our software products are primarily intended to be marketed and sold to customers on-premises, either standalone and/or with other product offerings.

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

We grant stock awards with service conditions only and with both service and performance or market-based conditions. We recognize stock-based compensation expense for employee stock awards with a service condition only using the straight-line method over the requisite service period of the awards, which is generally the vesting period. We use the graded vesting attribution method to recognize stock-based compensation expense related to employee stock awards that contain both service and performance or market-based conditions. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2019, 2020 and 2021, we recognized foreign currency losses of $2.5 million, $9.4 million and $8.9 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.

Segments

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. Accordingly, we have determined that we operate as a single operating and reportable segment.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in the consolidated statements of operations. During the fiscal years ended July 31, 2019, 2020 and 2021, advertising expense was $26.7 million, $38.7 million and $22.1 million, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We adopted this new standard effective August 1, 2020 and the adoption did not have a material impact on our consolidated financial statements and related disclosures.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06 the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. ASU 2020-06 is effective for us in the first quarter of fiscal 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 provides companies with the option to adopt the new standard using either the full retrospective or modified retrospective method. We will early adopt this new guidance using the modified retrospective method as of August 1, 2021.

The adoption of this new guidance is estimated to result in an increase in the carrying value of the 2023 Notes by approximately $48.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital of approximately $148.6 million to remove the equity component separately recorded for the conversion feature associated with the 2023 Notes, and a cumulative-effect adjustment of approximately $100.6 million to the beginning balance of our accumulated deficit as of August 1, 2021. The adoption of this new guidance is expected to reduce non-cash interest expense for the fiscal year ending July 31, 2022 and until the 2023 Notes have been settled. The remaining debt issuance costs will continue to be amortized. Additionally, as a result of our adoption of ASU 2020-06, upon the conversion price of the 2026 Notes becoming fixed in September 2021, the embedded conversion option for the 2026 Notes will no longer require bifurcation. At that time, the carrying amount of the derivative liability will be reclassified to shareholders’ deficit within the consolidated balance sheet. The remaining debt discount that arose from the original bifurcation will continue to be amortized over the term of the notes.

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. When the software license is not portable to other appliances, it can be used over the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEMs or in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Subscription	$648,415	$1,030,180	$1,243,621
Non-portable software	449,131	208,158	71,390
Hardware	105,321	23,455	6,259
Professional services	33,276	45,889	73,094
Total revenue	$1,236,143	$1,307,682	$1,394,364

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $376.4 million, $508.8 million and $639.3 million of our subscription revenue for fiscal 2019, 2020 and 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $272.0 million, $521.3 million and $604.3 million of our subscription revenue for fiscal 2019, 2020 and 2021, respectively.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2019	$910,044	$153,712
Additions	815,257	233,917
Revenue/commissions recognized	(541,860)	(172,101)
Balance as of July 31, 2020	1,183,441	215,528
Additions	818,042	310,966
Revenue/commissions recognized	(688,560)	(183,074)
Balance as of July 31, 2021	$1,312,923	$343,420

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended July 31, 2020, we recognized revenue of approximately $371.8 million pertaining to amounts deferred as of July 31, 2019. During the fiscal year ended July 31, 2021, we recognized revenue of approximately $488.2 million pertaining to amounts deferred as of July 31, 2020.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.4 billion as of July 31, 2021, of which we expect to recognize approximately 50% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets and liabilities measured on a recurring basis is as follows:

	As of July 31, 2020
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$142,936	$—	$—	$142,936
Commercial paper	—	8,999	—	8,999
Short-term investments:
Corporate bonds	—	345,265	—	345,265
Commercial paper	—	29,702	—	29,702
U.S. government securities	—	26,074	—	26,074
Total measured at fair value	$142,936	$410,040	$—	$552,976
Cash				166,802
Total cash, cash equivalents and short-term investments				$719,778

	As of July 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$72,583	$—	$—	$72,583
Commercial paper	—	29,997	—	29,997
Corporate bonds	—	2,002	—	2,002
Short-term investments:
Corporate bonds	—	513,688	—	513,688
Commercial paper	—	347,088	—	347,088
U.S. Government securities	—	67,230	—	67,230
Total measured at fair value	$72,583	$960,005	$—	$1,032,588
Cash				181,141
Total cash, cash equivalents and short-term investments				$1,213,729

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2023 Notes and the 2026 Notes (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2020		As of July 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$490,222	$529,385	$523,671	$602,272
2026 Notes	—	—	532,023	1,128,953
Total	$490,222	$529,385	$1,055,694	$1,731,225

The carrying value of the 2023 Notes as of July 31, 2020 and 2021 was net of the unamortized debt discount of $80.3 million and $48.6 million, respectively, and unamortized debt issuance costs of $4.5 million and $2.7 million, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the 2026 Notes as of July 31, 2021 includes $8.9 million of non-cash interest expense that was converted to the principal balance, net of the unamortized debt discount of $203.6 million and unamortized debt issuance costs of $23.3 million.

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

Derivative Liability

The conversion feature of the 2026 Notes represents an embedded derivative. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes were convertible into a variable number of shares until the conversion price became fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in the consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability is considered a Level 3 valuation and is recorded at its estimated fair value at the end of each reporting period, with the change in fair value recognized within other expense, net in the consolidated statements of operations.

The following table shows the estimated fair value of the derivative liability as of the issuance of the 2026 Notes and the change in fair value from issuance through July 31, 2021:

Fiscal Year Ended July 31, 2021
(in thousands)
Derivative liability at issuance of the 2026 Notes	$230,910
Change in fair value	269,265
Derivative liability, end of period	$500,175

We estimated the fair value of the derivative liability using a binomial model, with the following valuation inputs:

	As of
	September 24, 2020	July 31, 2021
Conversion ratio (1)	Conversion price of $26.63 with a 37.552 conversion rate per $1,000	Conversion price of $27.75 with a 36.036 conversion rate per $1,000
Risk-free rate	0.4%	0.7%
Discount rate (2)	9.0%	6.5%
Volatility	42.7%	40.0%
Stock price	$21.26	$36.02

(1)
The conversion ratio was estimated based on the latest forecast of the associated financial performance metric.
(2)
The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2020 and 2021, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2020 and 2021, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2021
(in thousands)
Due within one year	$772,853
Due in one to two years	155,153
Total	$928,006

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2020	2021
	(in thousands)
Prepaid operating expenses	$31,690	$36,455
VAT receivables	8,381	8,290
Tenant improvement allowance receivables	8,557	—
Other current assets	14,404	12,071
Total prepaid expenses and other current assets	$63,032	$56,816

Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	As of July 31,
	Useful Life	2020	2021
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$245,245	$300,583
Demonstration units	12	66,569	68,992
Leasehold improvements	(1)	65,557	62,676
Furniture and fixtures	60	17,026	16,518
Total property and equipment, gross		394,397	448,769
Less: accumulated depreciation (2)		(251,225)	(317,148)
Total property and equipment, net		$143,172	$131,621

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
Includes a $1.2 million write-off related to the impairment of certain leasehold improvements during the fiscal year ended July 31, 2020 and a $0.9 million write-off related to the impairment of certain leasehold improvements during the fiscal year ended July 31, 2021. For additional information on these lease-related impairments, refer to Note 6.

Depreciation expense related to our property and equipment was $60.8 million, $76.4 million and $76.5 million for the fiscal years ended July 31, 2019, 2020 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of July 31,
	2020	2021
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(35,987)	(50,764)
Accumulated amortization of customer relationships	(4,953)	(6,513)
Accumulated amortization of trade name	(1,998)	(3,041)
Total accumulated amortization	(42,938)	(60,318)
Total intangible assets, net	$49,392	$32,012

Amortization expense related to our intangible assets is being recognized in the consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2020	2021
	(in thousands)
Intangible assets, net—beginning balance	$66,773	$49,392
Amortization of intangible assets (1)	(17,381)	(17,380)
Intangible assets, net—ending balance	$49,392	$32,012

(1)
Represents amortization expense related to intangible assets recognized during the year in the consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2022	$16,183
2023	10,856
2024	3,210
2025	1,763
Total	$32,012

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2019	$185,180
Other	80
Balance at July 31, 2020	185,260
Balance at July 31, 2021	$185,260

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of July 31,
	2020	2021
	(in thousands)
Accrued commissions	$33,503	$48,321
Accrued vacation	24,006	26,961
Contributions to ESPP withheld	16,563	26,735
Payroll taxes payable	10,742	21,603
Accrued bonus	5,568	14,878
Accrued benefits	8,426	10,243
Other	10,301	13,596
Total accrued compensation and benefits	$109,109	$162,337

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2020	2021
	(in thousands)
Income taxes payable	$9,703	$13,309
Accrued professional services	3,006	3,541
Other	13,215	22,554
Total accrued expenses and other current liabilities	$25,924	$39,404

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Based on the closing price of our Class A common stock of $36.02 on July 31, 2021, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended July 31, 2021. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after July 31, 2021.

On or after October 15, 2022, holders may convert all or any portion of their Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing conditions.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2023 Notes consisted of the following:

	As of July 31,
	2020	2021
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt discount (1)	(80,298)	(48,616)
Unamortized debt issuance costs (1)	(4,480)	(2,713)
Net carrying amount	$490,222	$523,671
Carrying amount of equity component (2)	$148,598	$148,598

(1)
Included in the consolidated balance sheets within "convertible senior notes, net" and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 6.62%.
(2)
Included in the consolidated balance sheets within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of July 31, 2021, the remaining life of the 2023 Notes was approximately 17 months.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Interest expense related to amortization of debt discount	$27,764	$29,658	$31,682
Interest expense related to amortization of debt issuance costs	1,549	1,654	1,767
Total interest expense	$29,313	$31,312	$33,449

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the consolidated balance sheets as of July 31, 2020 and 2021. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

The 2026 Notes will be convertible into our shares of Class A common stock based on an initial conversion rate of 36.036 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In September 2021, the one-year anniversary of the 2026 Notes, the conversion price was subject to a one-time adjustment, on a sliding scale in the range of $25.25 to $27.75 per share based on the level of achievement of certain financial milestones. As a result, in September 2021, the conversion price became fixed at $27.75 per share.

On or after September 15, 2025, the 2026 Notes will be redeemable by us in the event that the closing sale price of our Class A common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice, for cash, at a redemption price of 100% of the principal amount of such 2026 Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.

With certain exceptions, upon a change of control or a fundamental change, the holders of the 2026 Notes may require us to repurchase all or part of the principal amount of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, we will, in certain circumstances, increase the conversion rate for any 2026 Notes converted in connection with a change of control or a fundamental change.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with accounting guidance on embedded conversion features, we valued and bifurcated the conversion option associated with the 2026 Notes from the respective host debt instrument, which is treated as a debt discount, and initially recorded the conversion option of $230.9 million as a derivative liability in our consolidated balance sheet, with the corresponding amount recorded as a discount to the 2026 Notes to be amortized over the term of the 2026 Notes using the effective interest method.

The 2026 Notes consisted of the following:

As of July 31, 2021
(in thousands)
Principal amounts:
Principal	$750,000
Non-cash interest expense converted to principal	8,906
Unamortized debt discount (conversion feature) (1)	(203,619)
Unamortized debt issuance costs (1)	(23,264)
Net carrying amount	$532,023

(1)
Included in the consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of July 31, 2021, the remaining life of the 2026 Notes was approximately 5.1 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

Fiscal Year Ended July 31, 2021
(in thousands)
Interest expense related to amortization of debt discount	$27,291
Interest expense related to amortization of debt issuance costs	3,119
Non-cash interest expense	16,074
Total interest expense	$46,484

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through July 31, 2021 and was recognized within other expense, net in the consolidated statement of operations and other liabilities–non-current in the consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

Impact to Earnings per Share

The 2026 Notes will have no impact on diluted EPS until the average price of our Class A common stock is greater than the conversion price, discussed above, as we intend to settle the principal amount of the 2026 Notes in cash upon conversion. Under the treasury stock method, in periods when we report net income, we are required to include the effect of additional shares that may be issued under the 2026 Notes when the price of our Class A common stock exceeds the conversion price. During the fiscal year ended July 31, 2021, the average price of our Class A common stock exceeded the conversion price of the 2026 Notes. However, in periods during which we report a net loss, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive, and the potential impact of the 2026 Notes is therefore excluded.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Total operating lease cost was $39.1 million and $42.6 million for the fiscal years ended July 31, 2020 and 2021, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total lease expense recognized prior to our adoption of ASC 842 was $37.0 million for the fiscal year ended July 31, 2019. Total finance lease cost was $0.7 million for the fiscal year ended July 31, 2021. We had no finance leases during the fiscal year ended July 31, 2020.

During fiscal 2020, we ceased using certain office spaces internationally. As the carrying value of the related right-of-use assets exceeded fair value, we recorded a $3.0 million impairment in our consolidated statements of operations for the fiscal year ended July 31, 2020. Of the $3.0 million impairment, approximately $1.8 million relates to the impairment of our operating lease right-of-use assets and approximately $1.2 million relates to the impairment of leasehold improvements.

During fiscal 2021, we recorded additional impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $1.4 million net impairment in our consolidated statement of operations for the fiscal year ended July 31, 2021. Of the $1.4 million impairment, approximately $0.5 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

	As of July 31,
	2020	2021
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$159,292	$170,277
Accumulated amortization	(31,966)	(64,374)
Operating lease right-of-use assets, net	$127,326	$105,903
Operating lease liabilities—current	$36,569	$42,670
Operating lease liabilities—non-current	116,794	86,599
Total operating lease liabilities	$153,363	$129,269
Weighted average remaining lease term (in years):	3.7	3.1
Weighted average discount rate:	5.3%	5.5%

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2021
(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$8,972
Accumulated amortization (1)	(687)
Finance lease right-of-use assets, net (1)	$8,285
Finance lease liabilities—current (2)	$1,772
Finance lease liabilities—non-current (3)	6,527
Total finance lease liabilities	$8,299
Weighted average remaining lease term (in years):	4.7
Weighted average discount rate:	6.7%

(1)
Included in the consolidated balance sheets within property and equipment, net.
(2)
Included in the consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended July 31,
	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,231	$46,216
Financing cash flows from finance leases	$—	$459
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$45,278	$16,174
Finance leases	$—	$9,622

The undiscounted cash flows for our operating lease liabilities as of July 31, 2021 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2022	$48,701	$1,832	$50,533
2023	47,131	1,832	48,963
2024	33,265	1,832	35,097
2025	7,603	1,832	9,435
2026	2,542	1,128	3,670
Thereafter	2,616	—	2,616
Total lease payments	141,858	8,456	150,314
Less: imputed interest	(12,589)	(157)	(12,746)
Total lease obligation	129,269	8,299	137,568
Less: current lease obligations	(42,670)	(1,772)	(44,442)
Long-term lease obligations	$86,599	$6,527	$93,126

As of July 31, 2021, we had additional operating lease commitments of approximately $2.5 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2022, with lease terms of approximately two to three years.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2021, we had up to approximately $72.7 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $48.0 million in the form of guarantees to certain of our OEMs.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied our motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Current Complaint (the "Options Class Action"). On September 8, 2021, the court appointed the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. The litigation is still in the early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint or the Options Class Action.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of July 31, 2021, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of July 31, 2021, we had 208.6 million shares of Class A common stock issued and outstanding and 5.6 million shares of Class B common stock issued and outstanding.

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

Share Repurchase

In August 2020, our Board of Directors authorized the repurchase of up to $125.0 million of our Class A common stock. Repurchases were made through open market purchases or privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program did not obligate us to acquire any particular amount of our common stock and could have been suspended at any time at our discretion.

During the fiscal year ended July 31, 2021, we repurchased 5.2 million shares of common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of July 31, 2021, there is no remaining authorization and the program has expired.

Common Stock Reserved for Issuance

As of July 31, 2021, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2021
(in thousands)
Shares reserved for future equity grants	14,501
Shares underlying outstanding stock options	3,334
Shares underlying outstanding restricted stock units	21,708
Shares reserved for future employee stock purchase plan awards	5,189
Total	44,732

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2019 and 2020, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 9.4 million and 10.1 million shares, respectively, pursuant to these provisions. As of July 31, 2021, we had reserved a total of 39.5 million shares for the issuance of equity awards under the Stock Plans, of which 14.5 million shares were still available for grant. On August 1, 2021, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.7 million shares pursuant to the automatic increase provisions.

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

Market Stock Units— Due to the departure of our former Chief Executive Officer (“CEO”) in December 2020, the 300,000 RSUs subject to certain market conditions ("MSUs") that were previously granted in October 2018 and December 2019 were forfeited.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of July 31, 2021, 423,915 MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Fiscal Year Ended July 31,
	2020		2021
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at beginning of period	22,136	$36.72	22,632	$32.70
Granted	13,502	$27.31	13,732	$29.60
Released	(8,807)	$33.86	(9,744)	$32.58
Forfeited	(4,199)	$34.82	(4,912)	$31.87
Outstanding at end of period	22,632	$32.70	21,708	$30.98

The aggregate grant date fair value of RSUs, including MSUs, vested was $262.8 million, $298.2 million and $317.4 million for the fiscal years ended July 31, 2019, 2020 and 2021, respectively.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2020				2021
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	8,740	$5.20	4.6	$153,000	7,546	$5.10	3.6	$129,010
Options granted	—	$—			—	$—
Options exercised	(1,192)	$5.83			(3,712)	$4.07
Options canceled/forfeited	(2)	$26.21			(500)	$12.00
Outstanding at end of period	7,546	$5.10	3.6	$129,010	3,334	$5.20	2.8	$102,740
Exercisable at end of period	7,545	$5.09	3.7	$129,004	3,334	$5.20	2.8	$102,739

Stock options exercisable as of July 31, 2020 includes 7.0 million vested options and 0.5 million unvested options with an early exercise provision. As of July 31, 2021, there were no unvested options with an early exercise provision. There were no options granted during fiscal 2020 or 2021.

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2019, 2020 and 2021 was $90.3 million, $23.4 million and $90.5 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $12.2 million, $6.9 million and $15.1 million for the fiscal years ended July 31, 2019, 2020 and 2021, respectively. The total grant date fair value of stock options vested was $4.4 million, $1.0 million and $0.2 million for the fiscal years ended July 31, 2019, 2020 and 2021, respectively.

Employee Stock Purchase Plan

In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 ("Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. On December 13, 2019, during our 2019 Annual Meeting of Stockholders, our stockholders approved certain amendments to the Original 2016 ESPP. Under the amended and restated 2016 ESPP, the maximum number of shares of Class A common stock available for sale is 11.5 million shares, representing an increase of 9.2 million shares.

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

During the fiscal year ended July 31, 2021, 4.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $50.2 million. As of July 31, 2021, 5.2 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2019	2020	2021
Expected term (in years)	0.84	0.92	0.77
Risk-free interest rate	2.5%	0.1%	0.1%
Volatility	69.0%	73.4%	56.9%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Cost of revenue:
Product	$3,535	$5,334	$6,023
Support, entitlements and other services	15,326	22,014	24,460
Sales and marketing	107,751	126,015	122,815
Research and development	140,519	153,252	150,856
General and administrative	39,598	45,383	54,391
Total stock-based compensation expense	$306,729	$351,998	$358,545

As of July 31, 2021, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $610.1 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(621,179)	$(872,883)	$(1,034,260)
Denominator:
Weighted average shares—basic and diluted	181,031	194,719	206,475
Net loss per share attributable to common stockholders— basic and diluted	$(3.43)	$(4.48)	$(5.01)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Outstanding stock options and RSUs	30,876	30,178	25,042
Employee stock purchase plan	1,659	4,368	2,838
Common stock issuable upon the conversion of convertible debt	—	—	1,529
Contingently issuable shares pursuant to acquisitions	749	506	253
Common stock warrants	34	—	—
Total	33,318	35,052	29,662

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of the common stock warrants are converted into shares of our Class B common stock and are voluntarily convertible into shares of Class A common stock at the option of the holder. Common stock issuable upon the conversion of convertible debt represents the antidilutive impact of the conversion of the 2026 Notes, as the average price of our common stock during the fiscal year ended July 31, 2021 was higher than the conversion price of $27.75.

NOTE 11. INCOME TAXES

Income Taxes

Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Domestic	$(658,938)	$(905,840)	$(1,066,307)
Foreign	45,878	50,619	50,534
Loss before provision for income taxes	$(613,060)	$(855,221)	$(1,015,773)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
Current:
U.S. federal	$(1,998)	$175	$9
State and local	312	79	99
Foreign	17,270	18,033	21,801
Total current taxes	15,584	18,287	21,909
Deferred:
U.S. federal	(4,949)	80	24
State and local	(770)	—	—
Foreign	(1,746)	(705)	(3,446)
Total deferred taxes	(7,465)	(625)	(3,422)
Provision for income taxes	$8,119	$17,662	$18,487

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
U.S. federal income tax at statutory rate	$(128,680)	$(179,514)	$(213,391)
Change in valuation allowance	142,273	145,244	156,576
Non-deductible item on fair value remeasurement of derivative liability	—	—	56,546
Stock-based compensation	(23,378)	30,913	4,663
Effect of foreign operations	14,305	12,676	9,851
Non-deductible expenses	4,651	5,393	1,739
Change in unrecognized tax benefit	727	1,709	2,550
State income taxes	(458)	79	99
Transfer pricing adjustments	(3)	7	—
Intangible asset migration	(2,027)	—	—
Other	709	1,155	(146)
Total	$8,119	$17,662	$18,487

During the fiscal year ended July 31, 2019, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business, partially offset by a partial valuation release in the U.S. due to an acquisition completed during fiscal 2019 and a tax benefit related to the change in tax law.

During the fiscal years ended July 31, 2020 and 2021, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2020	2021
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$412,110	$573,944
Deferred revenue	122,236	168,417
Tax credit carryforward	152,330	164,984
Leases	48,270	40,011
Intangible assets	31,119	28,557
Accruals and reserves	13,401	21,727
Stock-based compensation	24,177	18,957
Property and equipment	2,234	3,385
Other assets	29,022	41,886
Total deferred tax assets	834,899	1,061,868
Deferred tax liabilities:
Deferred commission expense	(50,344)	(83,054)
Leases	(44,502)	(38,368)
Acquisition-related	(8,003)	(4,633)
Property and equipment	(5,629)	(3,681)
Prepaid expenses	(2,140)	(2,013)
Foreign branch taxes	(5,175)	(1,806)
Other	(1,991)	(1,204)
Total deferred tax liabilities	(117,784)	(134,759)
Valuation allowance	(712,093)	(918,689)
Net deferred tax assets	$5,022	$8,420

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.

The valuation allowance for deferred tax assets was $918.7 million as of July 31, 2021. The net increase in the total valuation allowance for the fiscal years ended July 31, 2020 and 2021 was $202.3 million and $206.6 million, respectively.

As of July 31, 2021, we had approximately $2.6 billion of federal net operating loss carryforwards and $1.7 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2029. In addition, we had approximately $113.5 million of federal research credit carryforwards, $82.3 million of state research credit carryforwards and $12.1 million of foreign tax credit carryforwards. The federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2027.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2021, we held an aggregate of $164.3 million in cash and cash equivalents in our foreign subsidiaries, of which $87.4 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

The income tax benefit and provision for the fiscal year ended July 31, 2021 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2020	2021
	(in thousands)
Balance at the beginning of the year	$81,250	$85,257
Increases related to current year tax positions	3,897	4,335
Increases related to prior year tax positions	491	328
Decreases related to prior year tax positions	(381)	—
Other	—	(145)
Balance at the end of the year	$85,257	$89,775

During the fiscal year ended July 31, 2021, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.

As of July 31, 2021, if uncertain tax positions are fully recognized in the future, it would result in a $15.5 million impact to our effective tax rate, primarily relating to positions in foreign jurisdictions, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2021, we had recognized $4.8 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction as well as various U.S. states and foreign jurisdictions. The tax years 2009 and forward remain open to examination by the major jurisdictions in which we are subject to tax. These fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years, which have been carried forward and may be audited in subsequent years when utilized. We are subject to the continuous examination of income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations. We do not anticipate a significant impact to the gross unrecognized tax benefits within the next 12 months related to these years.

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

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2019	2020	2021
	(in thousands)
U.S.	$682,340	$706,110	$758,128
Europe, the Middle East and Africa	238,356	277,489	320,837
Asia Pacific	271,712	265,092	260,637
Other Americas	43,735	58,991	54,762
Total revenue	$1,236,143	$1,307,682	$1,394,364

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of July 31,
	2020	2021
	(in thousands)
United States	$136,721	$86,468
International	55,808	45,152
Total long-lived assets	$192,529	$131,620

NOTE 13. SUBSEQUENT EVENTS

Exchange and Subscription Transactions for 0.25% Convertible Senior Notes Due 2027

On September 15, 2021, we announced that we entered into privately negotiated exchange and/or subscription agreements with certain holders of the 2023 Notes and certain new investors pursuant to which we will issue $575 million principal amount of 0.25% convertible senior notes due 2027 (the "2027 Notes") consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the 2023 Notes (the "Exchange Transactions") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash (the "Subscription Transactions"). We also entered into privately negotiated transactions with certain holders of the 2023 Notes pursuant to which we will repurchase approximately $12.8 million principal amount of the 2023 Notes for cash (the "Note Repurchases"). Following the closing of the Exchange Transactions and the Note Repurchases, approximately $145.7 million in aggregate principal amount of 2023 Notes will remain outstanding with terms unchanged. The Exchange Transactions, the Subscription Transactions and the Note Repurchases are expected to close concurrently on or about September 22, 2021, subject to customary closing conditions. We will not receive any cash proceeds from the Exchange Transactions. In exchange for issuing the balance of the 2027 Notes pursuant to the Exchange Transactions, we will receive and cancel the exchanged 2023 Notes. We estimate that net cash proceeds from the Subscription Transactions will be approximately $88.4 million after deducting estimated offering expenses for both the Exchange Transactions and the Subscription Transactions. We intend to use (i) approximately $14.7 million of the net cash proceeds from the Subscription Transactions for the Note Repurchases and (ii) approximately $58.5 million of the net cash proceeds from the Subscription Transactions to repurchase approximately 1.4 million shares of our Class A common stock.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The exchange of $416.5 million in principal amount of the 2023 Notes is currently expected to result in the recognition of a loss on the extinguishment of debt instead of a debt modification. We are continuing to evaluate the accounting treatment of the exchange, which is expected to have a material impact on our consolidated financial statements.

Bond Hedge and Warrant Unwind Transactions

In connection with the Exchange Transactions and the Note Repurchases, we have agreed to terminate corresponding portions of the convertible note hedge and warrant transactions we previously entered into with certain financial institutions in connection with the issuance of the 2023 Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2021.

The effectiveness of our internal control over financial reporting as of July 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders ("2021 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2021 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, by and between the Registrant and U.S. Bank National Association and Form of 0% Convertible Senior Notes due 2023.	8-K	001-37883	4.1	1/23/2018
4.5	Description of Class A Common Stock.	10-K	001-37883	4.5	9/24/2019
4.6	Indenture, dated as of September 24, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.7	Form of 2.5% Convertible Senior Notes due 2026 (included in Exhibit 4.6)	8-K	001-37883	4.2	9/24/2020
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy					X
10.3+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.4+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.5+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.6+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	3/5/2020
10.7+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.8+	Form of Sales Incentive Plan by and between the Registrant and certain of its sales executives.					X
10.9+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.10+	Employment Agreement, dated as of February 26, 2015, by and between the Registrant and Dheeraj Pandey.	S-1	333-208711	10.6	12/22/2015
10.11+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.12+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.13+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall	10-Q	001-37883	10.1	3/15/2018
10.14+	Offer Letter, dated as of October 29, 2019, by and between the Registrant and Tarkan Maner.	10-Q	001-37883	10.2	3/5/2020
10.15+	Offer Letter, dated as of February 1, 2021, by and between the Registrant and Christopher Nicholas Kaddaras Jr.	10-Q	001-37883	10.2	6/3/2021
10.16+	Change of Control and Severance Policy.					X

10.17+	Executive Severance Policy.					X
10.18†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.19†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.20	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.21†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.22†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q	001-37883	10.1	6/5/2019
10.23†	Manufacturing Services Agreement, by and among the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017.	10-Q	001-37883	10.3	6/5/2019
10.24††	Amendment Four to the Manufacturing Services Agreement, entered into as of September 4, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited.	10-Q	001-37883	10.4	12/5/2019
10.25	Amendment Five to Manufacturing Services Agreement, dated October 5, 2020, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems, Ltd and its affiliates.	10-Q	001-37883	10.6	12/3/2020
10.26	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.27	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016

10.28	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.29	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.30	Eighth Amendment, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.31	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.32	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.33	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.34	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.35††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.36	Ninth Amendment, dated as of November 23, 2020, by and between the Registrant and Judson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.37	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.38††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.39	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.40	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.41††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.42	Second Amendment, dated as of November 23, 2020, by and between the Registrant and Judson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.43	Purchase Agreement, dated January 17, 2018, by and among the Registrant and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation.	8-K	001-37883	10.1	1/23/2018
10.44	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.45	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.	Inline XBRL Taxonomy Extension Definition.	X
101.	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

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

NUTANIX, INC.

Date: September 21, 2021	By:	/s/ Rajiv Ramaswami
Rajiv Ramaswami President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajiv Ramaswami and Duston M. Williams, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	September 21, 2021
Rajiv Ramaswami

/s/ Duston M. Williams	Chief Financial Officer (Principal Financial Officer)	September 21, 2021
Duston M. Williams

/s/ Aaron Boynton	Chief Accounting Officer (Principal Accounting Officer)	September 21, 2021
Aaron Boynton

/s/ Susan L. Bostrom	Director	September 21, 2021
Susan L. Bostrom

/s/ Craig Conway	Director	September 21, 2021
Craig Conway

/s/ Virginia Gambale	Director	September 21, 2021
Virginia Gambale

/s/ Steven J. Gomo	Director	September 21, 2021
Steven J. Gomo

/s/ Max de Groen	Director	September 21, 2021
Max de Groen

/s/ David Humphrey	Director	September 21, 2021
David Humphrey

/s/ Brian M. Stevens	Director	September 21, 2021
Brian M. Stevens