Form 10-Q
period 2021-10-31
Nutanix, Inc.
filed 2021-12-02
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

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

As of November 30, 2021, the registrant had 214,714,323 shares of Class A common stock, $0.000025 par value per share, and 2,272,877 shares of Class B common stock, $0.000025 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and in Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2021	October 31, 2021
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$285,723	$350,985
Short-term investments	928,006	925,116
Accounts receivable, net of allowances of $892 and $486, respectively	180,781	116,944
Deferred commissions—current	110,935	110,468
Prepaid expenses and other current assets	56,816	48,882
Total current assets	1,562,261	1,552,395
Property and equipment, net	131,621	120,596
Operating lease right-of-use assets	105,903	100,665
Deferred commissions—non-current	232,485	239,177
Intangible assets, net	32,012	27,885
Goodwill	185,260	185,260
Other assets—non-current	27,954	28,588
Total assets	$2,277,496	$2,254,566
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,056	$43,184
Accrued compensation and benefits	162,337	122,372
Accrued expenses and other current liabilities	39,404	33,509
Deferred revenue—current	636,421	662,501
Operating lease liabilities—current	42,670	43,221
Total current liabilities	927,888	904,787
Deferred revenue—non-current	676,502	670,833
Operating lease liabilities—non-current	86,599	77,675
Convertible senior notes, net	1,055,694	1,261,656
Derivative liability	500,175	—
Other liabilities—non-current	42,679	38,354
Total liabilities	3,289,537	2,953,305
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2021 and October 31, 2021; no shares issued and outstanding as of July 31, 2021 and October 31, 2021	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) shares authorized as of July 31, 2021 and October 31, 2021; 214,210 (208,579 Class A and 5,631 Class B) and 216,959 (211,386 Class A and 5,573 Class B) shares issued and outstanding as of July 31, 2021 and October 31, 2021, respectively	5	5
Additional paid-in capital	2,615,317	3,292,255
Accumulated other comprehensive loss	(8)	(659)
Accumulated deficit	(3,627,355)	(3,990,340)
Total stockholders’ deficit	(1,012,041)	(698,739)
Total liabilities and stockholders’ deficit	$2,277,496	$2,254,566

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2020	2021
	(in thousands, except per share data)
Revenue:
Product	$155,752	$180,105
Support, entitlements and other services	157,002	198,412
Total revenue	312,754	378,517
Cost of revenue:
Product	12,814	14,221
Support, entitlements and other services	55,145	67,225
Total cost of revenue	67,959	81,446
Gross profit	244,795	297,071
Operating expenses:
Sales and marketing	257,290	250,033
Research and development	135,804	144,266
General and administrative	33,774	40,028
Total operating expenses	426,868	434,327
Loss from operations	(182,073)	(137,256)
Other expense, net	(78,732)	(278,549)
Loss before provision for income taxes	(260,805)	(415,805)
Provision for income taxes	4,243	4,047
Net loss	$(265,048)	$(419,852)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(1.31)	$(1.95)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted	203,095	215,499

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Net loss	$(265,048)	$(419,852)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(1,150)	(651)
Comprehensive loss	$(266,198)	$(420,503)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	$5	$2,299,903	$880	$(2,858,143)	$(557,355)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,627,355)	$(1,012,041)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(419,852)	(419,852)
Balance - October 31, 2021	216,959	$5	$3,292,255	$(659)	$(3,990,340)	$(698,739)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(265,048)	$(419,852)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,499	23,291
Stock-based compensation	89,198	90,547
Change in fair value of derivative liability	64,740	198,038
Loss on debt extinguishment	—	64,910
Amortization of debt discount and issuance costs	11,708	9,831
Operating lease cost, net of accretion	8,347	9,189
Impairment of lease-related assets	2,822	—
Non-cash interest expense	1,952	4,773
Other	1,671	3,072
Changes in operating assets and liabilities:
Accounts receivable, net	60,094	64,740
Deferred commissions	(28,230)	(6,225)
Prepaid expenses and other assets	6,222	6,751
Accounts payable	(4,075)	(3,139)
Accrued compensation and benefits	10,041	(39,965)
Accrued expenses and other liabilities	(1,238)	(6,207)
Operating leases, net	(7,970)	(12,323)
Deferred revenue	22,194	19,508
Net cash (used in) provided by operating activities	(4,073)	6,939
Cash flows from investing activities:
Maturities of investments	97,578	272,024
Purchases of investments	(513,998)	(290,050)
Sales of investments	—	17,999
Purchases of property and equipment	(12,252)	(8,844)
Net cash used in investing activities	(428,672)	(8,871)
Cash flows from financing activities:
Payments of debt extinguishment costs	—	(14,709)
Proceeds from unwinding of convertible note hedges	—	39,880
Payments for unwinding of warrants	—	(18,390)
Proceeds from sales of shares through employee equity incentive plans	19,600	30,139
Proceeds from the issuance of convertible notes, net of issuance costs	723,757	89,128
Repurchases of common stock	(125,079)	(58,570)
Payment of finance lease obligations	—	(219)
Net cash provided by financing activities	618,278	67,259
Net increase in cash, cash equivalents and restricted cash	$185,533	$65,327
Cash, cash equivalents and restricted cash—beginning of period	321,991	288,873
Cash, cash equivalents and restricted cash—end of period	$507,524	$354,200
Restricted cash (1)	3,042	3,215
Cash and cash equivalents—end of period	$504,482	$350,985
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,050	$6,181
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$2,948	$12,099
Finance lease liabilities arising from obtaining right-of-use assets	$—	$7,857
Convertible senior notes offering costs included in accrued liabilities	$—	$700

(1)
Included within other assets—non-current in the condensed consolidated balance sheets.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. OVERVIEW AND BASIS OF PRESENTATION

Organization and Description of Business

Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, "we," "us," "our" or "Nutanix"), has operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa.

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

Principles of Consolidation and Significant Accounting Policies

The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the Securities and Exchange Commission ("SEC") on September 21, 2021. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2021 is derived from audited financial statements; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our OEMs; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of right-of-use assets and lease liabilities; the inputs used to determine the fair value of the contingent liability associated with the conversion feature of the 2.50% convertible senior notes due 2026 (the "2026 Notes"); and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2020 and 2021, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,		July 31, 2021	October 31, 2021
Partners	2020	2021
Partner A	29%	31%	35%	27%
Partner B	15%	14%	23%	19%
Partner C	(1)	(1)	(1)	13%
Partner D	(1)	(1)	(1)	10%
Partner E	13%	14%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

Except for the accounting for our convertible senior notes, as described below, there have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 21, 2021, that have had a material impact on our condensed consolidated financial statements.

Convertible Senior Notes

Our convertible senior notes, including any embedded conversion features, are accounted for under the traditional convertible debt accounting model and are treated as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, it is classified as a long-term liability, as we retain the option to settle conversion requests in shares of our Class A common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and accounted for as such. Issuance costs are amortized to interest expense using the effective interest rate method over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our condensed consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other income (expense), net on our condensed consolidated statements of operations.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. We early adopted the new standard using the modified retrospective method effective August 1, 2021 and have not changed any previously disclosed amounts or provided additional disclosures for the comparative periods.

The adoption of this new guidance resulted in an increase in the carrying value of the 0% convertible senior notes due 2023 (the "2023 Notes") by approximately $48.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital of approximately $148.6 million to remove the equity component separately recorded for the conversion feature associated with the 2023 Notes, and a cumulative-effect adjustment of approximately $100.6 million to the accumulated deficit beginning balance as of August 1, 2021. The remaining debt issuance costs will continue to be amortized over the term of the 2023 Notes. The new standard had no impact on the 2026 Notes, as the embedded conversion feature on the 2026 Notes was initially accounted for as a derivative liability.

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option (such as warrants). An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The new standard is effective for all entities for fiscal years beginning after December 15, 2021, with early adoption permitted, including interim periods within those fiscal years. We early adopted the new standard effective August 1, 2021 and the adoption did not have a material impact on our condensed consolidated financial statements.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Subscription	$278,165	$337,901
Non-portable software	20,043	14,337
Hardware	729	2,163
Professional services	13,817	24,116
Total revenue	$312,754	$378,517

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $147.8 million and $183.1 million of our subscription revenue for the three months ended October 31, 2020 and 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $130.4 million and $154.8 million of our subscription revenue for the three months ended October 31, 2020 and 2021, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2021 and October 31, 2021 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2021	$1,312,923	$343,420
Additions (1)	398,928	60,187
Revenue/commissions recognized	(378,517)	(53,962)
Balance as of October 31, 2021	$1,333,334	$349,645

(1)
Includes both billed and unbilled amounts.

During the three months ended October 31, 2020, we recognized revenue of approximately $142.7 million pertaining to amounts deferred as of July 31, 2020. During the three months ended October 31, 2021, we recognized revenue of approximately $183.3 million pertaining to amounts deferred as of July 31, 2021.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.4 billion as of October 31, 2021, of which we expect to recognize approximately 51% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$72,583	$—	$—	$72,583
Commercial paper	—	29,997	—	29,997
Corporate bonds	—	2,002	—	2,002
Short-term investments:
Corporate bonds	—	513,688	—	513,688
Commercial paper	—	347,088	—	347,088
U.S. Government securities	—	67,230	—	67,230
Total measured at fair value	$72,583	$960,005	$—	$1,032,588
Cash				181,141
Total cash, cash equivalents and short-term investments				$1,213,729

	As of October 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$107,304	$—	$—	$107,304
Commercial paper	—	10,000	—	10,000
Short-term investments:
Corporate bonds	—	517,494	—	517,494
Commercial paper	—	346,347	—	346,347
U.S. Government securities	—	61,275	—	61,275
Total measured at fair value	$107,304	$935,116	$—	$1,042,420
Cash				233,681
Total cash, cash equivalents and short-term investments				$1,276,101

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2023 Notes, the 2026 Notes and the 0.25% convertible senior notes due 2027 (the "2027 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2021 (1)		As of October 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$523,671	$602,272	$145,012	$150,367
2026 Notes	532,023	1,128,953	550,781	1,174,029
2027 Notes (2)	—	—	565,863	544,261
Total	$1,055,694	$1,731,225	$1,261,656	$1,868,657

(1)
Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. For additional information on our adoption of ASU 2020-06, refer to Note 1 and Note 5.
(2)
The 2027 Notes were issued in September 2021.

The carrying value of the 2023 Notes as of July 31, 2021 was net of an unamortized debt discount of $48.6 million and unamortized debt issuance costs of $2.7 million. The carrying value of the 2023 Notes as of October 31, 2021 was net of unamortized debt issuance costs of $0.7 million.

The carrying value of the 2026 Notes as of July 31, 2021 and October 31, 2021 included $8.9 million and $18.4 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $203.6 million and $195.3 million, respectively, and unamortized debt issuance costs of $23.3 million and $22.3 million, respectively.

The carrying value of the 2027 Notes as of October 31, 2021 was net of unamortized debt issuance costs of $9.1 million.

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

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of the trading period. We consider the fair value of the 2027 Notes to be a Level 2 valuation due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivative Liability

The conversion feature of the 2026 Notes represents an embedded derivative. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes were convertible into a variable number of shares until the conversion price became fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in the condensed consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability is considered a Level 3 valuation and was recorded at its estimated fair value at the end of each reporting period and as of September 15, 2021, when the conversion price became fixed, with the change in fair value recognized within other expense, net in the condensed consolidated statements of operations.

On September 15, 2021, the conversion price of the 2026 Notes became fixed and the bifurcated liability was no longer accounted for as a separate derivative because the conversion features are now considered indexed to our own equity and meet the equity classification conditions. We estimated the fair value of the derivative liability as of September 15, 2021 to be $698.2 million, which was reclassified to equity on that date.

The following table shows the change in the estimated fair value of the derivative liability:

Three Months Ended October 31, 2021
(in thousands)
Derivative liability at July 31, 2021	$500,175
Change in fair value	198,038
Derivative liability at September 15, 2021	698,213
Reclass to equity upon conversion price becoming fixed	(698,213)
Derivative liability at October 31, 2021	$—

We estimated the fair value of the derivative liability using a binomial model, with the following valuation inputs:

	As of
	July 31, 2021	September 15, 2021
Conversion ratio (1)	Conversion price of $27.75 with a 36.036 conversion rate per $1,000	Conversion price of $27.75 with a 36.036 conversion rate per $1,000
Risk-free rate	0.7%	0.8%
Discount rate (2)	6.5%	6.5%
Volatility	40.0%	45.0%
Stock price	$36.02	$42.77

(1)
The conversion ratio was estimated based on the latest forecast of the associated financial performance metric.
(2)
The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2021 and October 31, 2021, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2021 and October 31, 2021, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2021
(in thousands)
Due within one year	$726,911
Due in one to two years	198,205
Total	$925,116

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Prepaid operating expenses	$36,455	$28,509
VAT receivables	8,290	7,684
Other current assets	12,071	12,689
Total prepaid expenses and other current assets	$56,816	$48,882

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2021	October 31, 2021
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$300,583	$310,444
Demonstration units	12	68,992	64,560
Leasehold improvements	(1)	62,676	61,102
Furniture and fixtures	60	16,518	16,473
Total property and equipment, gross		448,769	452,579
Less: accumulated depreciation (2)		(317,148)	(331,983)
Total property and equipment, net		$131,621	$120,596

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
Includes a $0.9 million write-off related to the impairment of certain leasehold improvements during the fiscal quarter ended October 31, 2020. For additional information on this lease-related impairment, refer to Note 6.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was $19.2 million and $18.7 million for the three months ended October 31, 2020 and 2021, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2021.

Intangible assets, net consists of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(50,764)	(54,241)
Accumulated amortization of customer relationships	(6,513)	(6,903)
Accumulated amortization of trade name	(3,041)	(3,301)
Total accumulated amortization	(60,318)	(64,445)
Total intangible assets, net	$32,012	$27,885

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2022 (remaining nine months)	$12,056
2023	10,856
2024	3,210
2025	1,763
Total	$27,885

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Accrued commissions	$48,321	$31,696
Accrued vacation	26,961	27,730
Payroll taxes payable	21,603	21,696
Accrued benefits	10,243	11,610
Contributions to ESPP withheld	26,735	11,241
Accrued bonus	14,878	5,774
Other	13,596	12,625
Total accrued compensation and benefits	$162,337	$122,372

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Income taxes payable	$13,309	$10,409
Accrued professional services	3,541	6,773
Other	22,554	16,327
Total accrued expenses and other current liabilities	$39,404	$33,509

NOTE 5. CONVERTIBLE SENIOR NOTES

2023 Notes

In January 2018, we issued the 2023 Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75.0 million in aggregate principal amount of the 2023 Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments prior to the maturity of the 2023 Notes. The total net proceeds from the issuance of the 2023 Notes were as follows:

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

Each $1,000 of principal of the 2023 Notes will initially be convertible into 20.4705 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $48.85 per share, subject to adjustment upon the occurrence of specified events. Holders of these 2023 Notes may convert their 2023 Notes at their option at any time prior to the close of the business day immediately preceding October 15, 2022, only under the following circumstances:

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
(2)
during the five business day period after any five consecutive trading day period (the "measurement period") in which the trading price per $1,000 principal amount of 2023 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for the 2023 Notes on each such trading day; or
(3)
upon the occurrence of certain specified corporate events.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on the closing price of our Class A common stock of $34.31 on October 31, 2021, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended October 31, 2021. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after October 31, 2021.

On or after October 15, 2022, holders may convert all or any portion of their 2023 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, regardless of the foregoing conditions.

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

On September 22, 2021, we consummated privately negotiated exchanges with certain holders of the outstanding 2023 Notes, pursuant to which such holders exchanged approximately $416.5 million in aggregate principal amount of 2023 Notes for $477.3 million in aggregate principal amount of 2027 Notes. We also entered into privately negotiated transactions with certain holders of the 2023 Notes pursuant to which we repurchased approximately $12.8 million in aggregate principal amount of 2023 Notes for cash. Following the closing of these exchanges and repurchases, approximately $145.7 million in aggregate principal amount of 2023 Notes remains outstanding with terms unchanged.

The 2023 Notes consisted of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Principal amounts:
Principal	$575,000	$145,704
Unamortized debt discount (1)	(48,616)	—
Unamortized debt issuance costs (1)	(2,713)	(692)
Net carrying amount	$523,671	$145,012
Carrying amount of equity component (2)	$148,598	$—

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. As of July 31, 2021, the effective interest rate was 6.62%. As of October 31, 2021, the effective interest rate was 0.41%.
(2)
Included in the consolidated balance sheet as of July 31, 2021 within additional paid-in capital, net of $3.0 million in equity issuance costs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2021, the remaining life of the 2023 Notes was approximately 14 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Interest expense related to amortization of debt discount	$7,725	$—
Interest expense related to amortization of debt issuance costs	431	400
Total interest expense	$8,156	$400

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2021 and October 31, 2021. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

In September 2021, in connection with the exchange and repurchase transactions described above, we terminated portions of the convertible note hedge transactions and warrant transactions previously entered into with certain financial institutions in connection with the issuance of the 2023 Notes. The net effect of these unwind transactions was a $21.5 million cash payment received, consisting of an $18.4 million payment for the warrant unwind and the receipt of $39.9 million from the hedge unwind. The amounts paid and received as part of the unwind transactions were recorded to additional paid-in capital within the condensed consolidated balance sheet.

The note hedges are required to be excluded from the calculation of diluted earnings per share, as they would be antidilutive. In periods when we report a net loss, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive, and the potential impact of the 2023 Notes is therefore excluded.

The warrants will have a dilutive effect when the average share price exceeds the warrant strike price of $73.46 per share. As the price of our Class A common stock continues to increase above the warrant strike price, additional dilution would occur at a declining rate so that a $10 increase from the warrant strike price would yield a cumulative dilution of approximately 0.4 million diluted shares for EPS purposes. However, upon conversion, the note hedges would neutralize the dilution from the 2023 Notes so that there would only be dilution from the warrants, which would result in an actual dilution of approximately 2.1 million shares at a common stock price of $83.46.

2026 Notes

In September 2020, we issued $750.0 million in aggregate principal amount of the 2026 Notes to BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP ("Bain"). The total net proceeds from this offering were approximately $723.7 million, after deducting $26.3 million of debt issuance costs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2026 Notes will be convertible into our shares of Class A common stock based on an initial conversion rate of 36.036 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In September 2021, the one-year anniversary of the 2026 Notes, the conversion price was subject to a one-time adjustment, based on the level of achievement of certain financial milestones and as a result, the conversion price became fixed at $27.75 per share.

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

The 2026 Notes consisted of the following:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	8,906	18,393
Unamortized debt discount (conversion feature) (1)	(203,619)	(195,298)
Unamortized debt issuance costs (1)	(23,264)	(22,314)
Net carrying amount	$532,023	$550,781

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of October 31, 2021, the remaining life of the 2026 Notes was approximately 4.9 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended October 31,
	2020	2021
		(in thousands)
Interest expense related to amortization of debt discount	$3,187	$8,320
Interest expense related to amortization of debt issuance costs	365	951
Non-cash interest expense	1,952	4,773
Total interest expense	$5,504	$14,044

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through October 31, 2021 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

Upon the conversion price of the 2026 Notes becoming fixed in September 2021, the embedded conversion option for the 2026 Notes no longer required bifurcation because the conversion features are now considered indexed to our own equity and meet the equity classification conditions. The carrying amount of the derivative liability of $698.2 million as of that date was reclassified to additional paid-in capital within the condensed consolidated balance sheet. The remaining debt discount that arose from the original bifurcation continues to be amortized over the term of the 2026 Notes.

2027 Notes

In September 2021, we issued $575 million principal amount of 0.25% convertible senior notes due 2027 consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the 2023 Notes (the "Exchange Transactions") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash (the "Subscription Transactions"). We did not receive any cash proceeds from the Exchange Transactions. The net cash proceeds from the Subscription Transactions was approximately $88.4 million after deducting the offering expenses for both the Exchange Transactions and the Subscription Transactions. We used (i) approximately $14.7 million of the net cash proceeds from the Subscription Transactions to repurchase approximately $12.8 million principal amount of the 2023 Notes and (ii) approximately $58.5 million of the net cash proceeds from the Subscription Transactions to repurchase approximately 1.4 million shares of our Class A common stock.

The 2027 Notes bear interest at a rate of 0.25% per annum, and will pay interest semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2022. The 2027 Notes will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.

The 2027 Notes will be convertible into cash, shares of our Class A common stock, or a combination of cash and shares of Class A common stock, at our election. Each $1,000 of principal of the 2027 Notes will initially be convertible into 17.3192 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $57.74 per share, subject to customary anti-dilution adjustments. Holders of these 2027 Notes may convert their 2027 Notes at their option at any time prior to the close of the business day immediately preceding July 1, 2027, only under the following circumstances:

(1)
during any fiscal quarter after January 31, 2022, and only during such fiscal quarter, if the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on, and including, the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the then applicable conversion price for the Notes per share of common stock;
(2)
during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate on each such trading day; or
(3)
upon the occurrence of certain specified corporate events.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Upon conversion of the 2027 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. We intend to settle the principal of the 2027 Notes in cash.

The conversion rate will be subject to adjustment in some events, but will not be adjusted for any accrued or unpaid interest. A holder who converts their 2027 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" per the indenture governing the 2027 Notes are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a fundamental change prior to the maturity date, holders may require us to repurchase for cash all or a portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2027 Notes, plus accrued and unpaid interest.

In accounting for the exchange of convertible notes, we evaluated whether the transaction should be treated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2027 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. The $64.9 million difference between the total reacquisition price paid and the net carrying amount of the 2023 Notes is recognized as a debt extinguishment loss within other expense, net in the condensed consolidated statement of operations.

The 2027 Notes consisted of the following:

As of October 31, 2021
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt issuance costs (1)	(9,137)
Net carrying amount	$565,863

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of October 31, 2021, the remaining life of the 2027 Notes was approximately 5.9 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

Three Months Ended October 31,
2021
(in thousands)
Contractual interest expense	$152
Interest expense related to amortization of debt issuance costs	160
Total interest expense	$312

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

Total operating lease cost was $10.4 million and $10.9 million for the three months ended October 31, 2020 and 2021, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.5 million for the three months ended October 31, 2021.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the first quarter of fiscal 2021, we recorded impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the three months ended October 31, 2020. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$170,277	$170,855
Accumulated amortization	(64,374)	(70,190)
Operating lease right-of-use assets, net	$105,903	$100,665
Operating lease liabilities—current	$42,670	$43,221
Operating lease liabilities—non-current	86,599	77,675
Total operating lease liabilities	$129,269	$120,896
Weighted average remaining lease term (in years):	3.1	2.9
Weighted average discount rate:	5.5%	5.5%

As of October 31, 2021
(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$8,972
Accumulated amortization (1)	(1,136)
Finance lease right-of-use assets, net (1)	$7,836
Finance lease liabilities—current (2)	$1,775
Finance lease liabilities—non-current (3)	6,082
Total finance lease liabilities	$7,857
Weighted average remaining lease term (in years):	4.4
Weighted average discount rate:	6.7%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,976	$13,476
Financing cash flows from finance leases	$—	$219
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$9,918	$3,950

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The undiscounted cash flows for our operating lease liabilities as of October 31, 2021 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2022 (remaining nine months)	$36,503	$1,373	$37,876
2023	48,671	1,832	50,503
2024	34,057	1,832	35,889
2025	7,628	1,832	9,460
2026	2,536	1,130	3,666
Thereafter	2,596	—	2,596
Total lease payments	131,991	7,999	139,990
Less: imputed interest	(11,095)	(142)	(11,237)
Total lease obligation	120,896	7,857	128,753
Less: current lease obligations	(43,221)	(1,775)	(44,996)
Long-term lease obligations	$77,675	$6,082	$83,757

As of October 31, 2021, we had additional operating lease commitments of approximately $1.0 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2022, with lease terms of approximately two years.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2021, we had up to approximately $86.4 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $105.7 million in the form of guarantees to certain of our OEMs.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Current Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On November 1, 2021, the defendants filed a motion to dismiss the Options Class Action complaint on the grounds that it is barred by the statute of limitations. The litigation is still in the early stages, and we plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint or the Options Class Action.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have two classes of authorized common stock, Class A common stock and Class B common stock. As of October 31, 2021, we had one billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 200 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of October 31, 2021, we had 211.4 million shares of Class A common stock issued and outstanding and 5.6 million shares of Class B common stock issued and outstanding.

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

During the three months ended October 31, 2020, we repurchased 5.2 million shares of Class A common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of October 31, 2021, there was no remaining authorization and the program had expired.

In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of 2027 Notes to repurchase 1.4 million shares of Class A common stock in open market transactions at an average price of $42.77 per share. For additional details on these transactions, refer to Note 5.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2020 and 2021, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.1 million and 10.7 million shares, respectively, pursuant to these provisions. As of October 31, 2021, we had reserved a total of 47.4 million shares for the issuance of equity awards under the Stock Plans, of which 17.8 million shares were still available for grant.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Market Stock Units

In connection with his hiring, in December 2020, the Compensation Committee of our Board of Directors approved the grant of 703,117 RSUs subject to certain market conditions ("MSUs") to our new CEO. These MSUs have a weighted average grant date fair value per unit of $35.69 and will vest up to 133% based upon the achievement of certain stock price targets over a performance period of approximately 4.0 years, subject to his continuous service on each vesting date.

In order to align with the MSUs granted to our new CEO, in December 2020, the Compensation Committee of our Board of Directors modified the vesting conditions for the 75,000 MSUs previously granted to another individual who was serving as one of our executives. These modified MSUs had a weighted average grant date fair value per unit of $27.54 and vested based upon the achievement of a modified stock price target over the original performance period of approximately 3.9 years, subject to continuous service on each vesting date. The incremental compensation cost resulting from this modification was not material.

In October 2021, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value per unit of $46.20 and will vest up to 200% based upon our total shareholder return over a performance period of approximately 2.8 years, subject to continuous service on each vesting date.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of October 31, 2021, approximately 1.4 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2021	21,708	$30.98
Granted	8,347	$37.00
Released	(2,537)	$31.31
Forfeited	(976)	$33.66
Outstanding at October 31, 2021	26,542	$32.74

Stock Options

We did not grant any stock options during the three months ended October 31, 2021. A total of 0.3 million stock options were exercised during the three months ended October 31, 2021, with a weighted average exercise price per share of $4.97. As of October 31, 2021, 3.1 million stock options, with a weighted average exercise price of $5.23 per share, a weighted average remaining contractual life of 2.6 years and an aggregate intrinsic value of $89.0 million, remained outstanding.

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

During the three months ended October 31, 2021, 1.3 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $28.8 million. As of October 31, 2021, 3.9 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2020	2021
Expected term (in years)	0.92	0.78
Risk-free interest rate	0.1%	0.1%
Volatility	73.3%	53.6%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Cost of revenue:
Product	$1,504	$1,751
Support, entitlements and other services	5,761	8,451
Sales and marketing	32,227	29,132
Research and development	37,887	38,479
General and administrative	11,819	12,734
Total stock-based compensation expense	$89,198	$90,547

As of October 31, 2021, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $790.2 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.2 million and $4.0 million for the three months ended October 31, 2020 and 2021, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11. NET LOSS PER SHARE

We adopted ASU 2020-06 on August 1, 2021 using the modified retrospective method, applicable to our convertible senior notes outstanding as of adoption. We have not changed any previously disclosed amounts or provided additional disclosures for comparative periods. ASU 2020-06 requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. Under the if-converted method, shares related to our convertible senior notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the period.

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include participating securities and shares issuable upon the exercise of stock options, the exercise of common stock warrants, the exercise of convertible preferred stock warrants, the vesting of RSUs and each purchase under the 2016 ESPP, under the if-converted method.

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

The computation of basic and diluted net loss per share attributable to Class A and Class B common stockholders is as follows:

	Three Months Ended October 31,
	2020	2021
	(in thousands, except per share data)
Numerator:
Net loss	$(265,048)	$(419,852)
Denominator:
Weighted average shares—basic and diluted	203,095	215,499
Net loss per share attributable to common stockholders— basic and diluted	$(1.31)	$(1.95)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Outstanding stock options and RSUs	29,710	29,602
Employee stock purchase plan	2,823	1,836
Common stock issuable upon the conversion of the Notes	—	39,968
Contingently issuable shares pursuant to acquisitions	253	—
Total	32,786	71,406

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of the common stock warrants are converted into shares of our Class B common stock and are voluntarily convertible into shares of Class A common stock at the option of the holder. Common stock issuable upon the conversion of convertible debt represents the antidilutive impact of the 2023 Notes, 2026 Notes and 2027 Notes under the if-converted method.

NOTE 12. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
U.S.	$177,113	$217,150
Europe, the Middle East and Africa	59,906	83,995
Asia Pacific	62,598	65,683
Other Americas	13,137	11,689
Total revenue	$312,754	$378,517

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2021	October 31, 2021
	(in thousands)
United States	$86,468	$78,081
International	45,153	42,515
Total long-lived assets	$131,621	$120,596

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed on September 21, 2021. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. See also "Special Note Regarding Forward-Looking Statements" above.

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions run across private-, hybrid- and multicloud environments, and allow organizations to seamlessly "lift and shift" their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, cloud native workloads, and analytics applications, between different cloud environments. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and data — a true hybrid cloud infrastructure.

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

We had a broad and diverse base of approximately 20,700 end customers as of October 31, 2021, including approximately 950 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly.

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

Impact of the COVID-19 Pandemic

The ongoing and rapidly evolving pandemic caused by the COVID-19 virus (collectively with any new variants or related strains thereof, "COVID-19" and the ongoing pandemic caused thereby, the "COVID-19 pandemic") has significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have implemented numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The COVID-19 pandemic has impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

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

We have also quickly adapted to the new work environment, leveraging digital, video, and other collaborative tools to enable our teams to stay connected with each other, and our sales, marketing and support teams to continue to engage with and remain responsive to our partners and end customers. Additionally, we have seen a reduction in our operating expenses in recent quarters, including sales and marketing expenses, some of which is due to a number of proactive actions that we took to manage our operating expenses in light of the uncertainty caused by the COVID-19 pandemic, and some of which is a natural result of the continued restrictions on travel and in-person events from the pandemic. Although the full impact of these actions is uncertain, some of these cost savings measures are temporary. While we do expect to see some of our operating expenses increase from the suppressed levels in recent quarters as some of the proactive cost savings measures expire and some level of travel and other related expenses return, we are focused on improving our operating cash flow performance and we do not expect that travel or other related expenses will return to pre-pandemic levels. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for further discussion of the possible impact of these actions on our business and financial performance.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the emerging challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2020	2021
	(in thousands, except percentages)
Total revenue	$312,754	$378,517
Year-over-year percentage increase	(0.6)%	21.0%
Subscription revenue	$278,165	$337,901
Total billings	$334,948	$398,025
Subscription billings	$293,923	$359,323
Annual contract value ("ACV") billings	$137,831	$183,334
Annual recurring revenue ("ARR")	$569,480	$952,638
Run-rate ACV	$1,290,742	$1,589,682
Gross profit	$244,795	$297,071
Non-GAAP gross profit	$256,041	$310,749
Gross margin	78.3%	78.5%
Non-GAAP gross margin	81.9%	82.1%
Operating expenses	$426,868	$434,327
Non-GAAP operating expenses	$341,243	$352,626
Total deferred revenue	$1,206,483	$1,333,334
Net cash (used in) provided by operating activities	$(4,073)	$6,939
Free cash flow	$(16,325)	$(1,905)
Total end customers	18,040	20,700

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$278,165	$337,901
Non-portable software revenue	20,043	14,337
Hardware revenue	729	2,163
Professional services revenue	13,817	24,116
Total revenue	$312,754	$378,517
Disaggregation of billings:
Subscription billings	$293,923	$359,323
Non-portable software billings	20,043	14,337
Hardware billings	729	2,163
Professional services billings	20,253	22,202
Total billings	$334,948	$398,025

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $147.8 million and $183.1 million of our subscription revenue for the three months ended October 31, 2020 and 2021, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $130.4 million and $154.8 million of our subscription revenue for the three months ended October 31, 2020 and 2021, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, subscription billings, ACV billings, ARR, run-rate ACV, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, and free cash flow, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. ACV billings and run-rate ACV are performance measures that we believe provide useful information to our management and investors as they allow us to better track the topline growth of our business during our transition to a subscription-based business model because they take into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription business because it only includes non-life-of-device contracts and takes into account variability in term lengths. Non-GAAP gross profit, non-GAAP gross margin and non-GAAP operating expenses are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Total billings, subscription billings, ACV billings, ARR, run-rate ACV, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses and free cash flow are not substitutes for total revenue, subscription revenue, gross profit, gross margin, operating expenses or cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to either ACV billings, ARR or run-rate ACV, so we have not reconciled ACV billings, ARR or run-rate ACV numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

ARR — We calculate ARR as the sum of ACV for all non-life-of-device contracts in effect as of the end of a specific period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract.

Run-rate ACV — We calculate run-rate ACV as the sum of ACV for all contracts that are in effect as of the end of the period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, irrespective of the periods in which we would recognize revenue for such contract.

Non-GAAP gross profit and non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, impairment of lease-related assets, and costs associated with other non-recurring transactions. Our presentation of non-GAAP gross profit should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, impairment of lease-related assets, costs associated with business combinations, such as amortization of acquired intangible assets, revaluation of contingent consideration and other acquisition-related costs and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Free cash flow — We calculate free cash flow as net cash provided by (used in) operating activities less purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2020	2021
	(in thousands, except percentages)
Total revenue	$312,754	$378,517
Change in deferred revenue	22,194	19,508
Total billings (non-GAAP)	$334,948	$398,025

Gross profit	$244,795	$297,071
Stock-based compensation	7,265	10,202
Amortization of intangible assets	3,694	3,476
Impairment of lease-related assets	287	—
Non-GAAP gross profit	$256,041	$310,749

Gross margin	78.3%	78.5%
Stock-based compensation	2.3%	2.7%
Amortization of intangible assets	1.2%	0.9%
Impairment of lease-related assets	0.1%	—%
Non-GAAP gross margin	81.9%	82.1%

Operating expenses	$426,868	$434,327
Stock-based compensation	(81,933)	(80,345)
Amortization of intangible assets	(651)	(651)
Impairment of lease-related assets	(2,535)	—
Other	(506)	(705)
Non-GAAP operating expenses	$341,243	$352,626

Net cash (used in) provided by operating activities	$(4,073)	$6,939
Purchases of property and equipment	(12,252)	(8,844)
Free cash flow (non-GAAP)	$(16,325)	$(1,905)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Subscription revenue	$278,165	$337,901
Change in subscription deferred revenue	15,758	21,422
Subscription billings	$293,923	$359,323

Professional services revenue	$13,817	$24,116
Change in professional services deferred revenue	6,436	(1,914)
Professional services billings	$20,253	$22,202

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. We plan to invest in sales and marketing so that we can capitalize on our market opportunity, including investing in our sales and marketing teams, continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense will fluctuate, and may decline, in the near term. For example, we recently decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2021, we considered approximately 74% of our global sales team members to be fully ramped, while the remaining approximately 26% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the recent increase in attrition of sales representatives, may impact the productivity of our sales teams in the near-term. We are focused on actively managing these realignments and potential effects.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2021, approximately 71% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.4x greater, on average, than their initial order. This number increases to approximately 17.7x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2021. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

Our business and operating results will depend on our ability to retain and sell additional solutions to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt issuance costs associated with our 0% convertible senior notes due 2023 (the "2023 Notes"), our 2.50% convertible senior notes due 2026 (the "2026 Notes") and our 0.25% convertible senior notes due 2027 (the “2027 Notes”), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, the amortization of debt discount on the 2026 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Revenue:
Product	$155,752	$180,105
Support, entitlements and other services	157,002	198,412
Total revenue	312,754	378,517
Cost of revenue:
Product (1)(2)	12,814	14,221
Support, entitlements and other services (1)	55,145	67,225
Total cost of revenue	67,959	81,446
Gross profit	244,795	297,071
Operating expenses:
Sales and marketing (1)(2)	257,290	250,033
Research and development (1)	135,804	144,266
General and administrative (1)	33,774	40,028
Total operating expenses	426,868	434,327
Loss from operations	(182,073)	(137,256)
Other expense, net	(78,732)	(278,549)
Loss before provision for income taxes	(260,805)	(415,805)
Provision for income taxes	4,243	4,047
Net loss	$(265,048)	$(419,852)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,504	$1,751
Support, entitlements and other services cost of revenue	5,761	8,451
Sales and marketing	32,227	29,132
Research and development	37,887	38,479
General and administrative	11,819	12,734
Total stock-based compensation expense	$89,198	$90,547

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,476
Sales and marketing	651	651
Total amortization of intangible assets	$4,345	$4,127

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended October 31,
	2020	2021
	(as a percentage of total revenue)
Revenue:
Product	49.8%	47.6%
Support, entitlements and other services	50.2%	52.4%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	4.1%	3.7%
Support, entitlements and other services	17.6%	17.8%
Total cost of revenue	21.7%	21.5%
Gross profit	78.3%	78.5%
Operating expenses:
Sales and marketing	82.3%	66.1%
Research and development	43.4%	38.1%
General and administrative	10.8%	10.6%
Total operating expenses	136.5%	114.8%
Loss from operations	(58.2)%	(36.3)%
Other expense, net	(25.2)%	(73.6)%
Loss before provision for income taxes	(83.4)%	(109.9)%
Provision for income taxes	1.4%	1.1%
Net loss	(84.8)%	(111.0)%

Comparison of the Three Months Ended October 31, 2020 and 2021

Revenue

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Product	$155,752	$180,105	$24,353	16%
Support, entitlements and other services	157,002	198,412	41,410	26%
Total revenue	$312,754	$378,517	$65,763	21%

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
U.S.	$177,113	$217,150	$40,037	23%
Europe, the Middle East and Africa	59,906	83,995	24,089	40%
Asia Pacific	62,598	65,683	3,085	5%
Other Americas	13,137	11,689	(1,448)	(11)%
Total revenue	$312,754	$378,517	$65,763	21%

The increase in product revenue for the three months ended October 31, 2021 was due primarily to increases in software revenue resulting from an increased adoption of our products, partially offset by the impact of our continued transition to selling subscription term-based licenses, as these licenses generally have a shorter average term than those that can be used over the life of the associated appliance. For the three months ended October 31, 2020 and 2021, the total average contract term was approximately 3.5 years and 3.1 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three months ended October 31, 2021, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Cost of product revenue	$12,814	$14,221	$1,407	11%
Product gross margin	91.8%	92.1%
Cost of support, entitlements and other services revenue	$55,145	$67,225	$12,080	22%
Support, entitlements and other services gross margin	64.9%	66.1%
Total gross margin	78.3%	78.5%

Cost of product revenue

Cost of product revenue increased slightly for the three months ended October 31, 2021, as compared to the prior year period, due primarily to a corresponding increase in hardware revenue. Minor fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 0.3 percentage points for the three months ended October 31, 2021, as compared to the prior year period, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2021, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 1.2 percentage points for the three months ended October 31, 2021, as compared to the prior year period, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Sales and marketing	$257,290	$250,033	$(7,257)	(3)%
Percent of total revenue	82.3%	66.1%

Sales and marketing expense decreased for the three months ended October 31, 2021, as compared to the prior year period, due primarily to lower marketing costs resulting from decreased spending and increased efficiencies related to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as lower headcount-related costs, driven by the 13% decrease in sales and marketing headcount from October 31, 2020 to October 31, 2021. The overall decrease in sales and marketing expense was partially offset by savings in the prior year period due to the company-wide furlough week during the first quarter of fiscal 2021, as well as an increase in commissions expense as a result of the increase in revenue.

Research and development

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Research and development	$135,804	$144,266	$8,462	6%
Percent of total revenue	43.4%	38.1%

Research and development expense increased for the three months ended October 31, 2021, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our R&D headcount, which grew 13% from October 31, 2020 to October 31, 2021.

General and administrative

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
General and administrative	$33,774	$40,028	$6,254	19%
Percent of total revenue	10.8%	10.6%

General and administrative expense increased for the three months ended October 31, 2021, as compared to the prior year period, due primarily to increases in personnel-related expenses.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Interest income, net	$1,300	$554	$746	57%
Change in fair value of derivative liability	(64,740)	(198,038)	133,298	100%
Amortization of debt discount and issuance costs and non-cash interest expense	(13,660)	(14,757)	1,097	8%
Debt extinguishment costs	—	(64,911)	64,911	100%
Other	(1,632)	(1,397)	(235)	(14)%
Other expense, net	$(78,732)	$(278,549)	$199,817	254%

Other expense, net increased for the three months ended October 31, 2021, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes and the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2020	2021	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,243	$4,047	$(196)	(5)%

The decrease in the income tax provision for the three months ended October 31, 2021, as compared to the prior year period, was due primarily to higher tax benefits on stock options exercised due to higher stock prices, partially offset by an increase in foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued our global expansion. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of October 31, 2021, we had $351.0 million of cash and cash equivalents, $3.2 million of restricted cash and $925.1 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

In January 2018, we issued convertible senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. In September 2021, we entered into privately negotiated exchange and note repurchase transactions, after which $145.7 million in aggregate principal amount of 2023 Notes remains outstanding. There are no required principal payments prior to the maturity of the 2023 Notes. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September 2021, we issued convertible senior notes with a 0.25% interest rate for an aggregate principal amount of $575.0 million due 2027, of which $477.3 million was issued in exchange for approximately $416.5 million principal amount of the 2023 Notes and the remaining $97.7 million was issued for cash. There are no required principal payments prior to the maturity of the 2027 Notes. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2020	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(4,073)	$6,939
Net cash used in investing activities	(428,672)	(8,871)
Net cash provided by financing activities	618,278	67,259
Net increase in cash, cash equivalents and restricted cash	$185,533	$65,327

Cash Flows from Operating Activities

Net cash provided by operating activities was $6.9 million for the three months ended October 31, 2021, compared to net cash used in operating activities of $4.1 million for the three months ended October 31, 2020. The increase in cash provided by operating activities for the three months ended October 31, 2021 was due primarily to an increase in cash collections during the quarter.

Cash Flows from Investing Activities

Net cash used in investing activities of $428.7 million for the three months ended October 31, 2020 included $514.0 million of short-term investment purchases and $12.3 million of purchases of property and equipment, partially offset by $97.6 million of maturities of short-term investments.

Net cash used in investing activities of $8.9 million for the three months ended October 31, 2021 included $290.1 million of short-term investment purchases and $8.8 million of purchases of property and equipment, partially offset by $272.0 million of maturities of short-term investments and $18.0 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $618.3 million for the three months ended October 31, 2020 included $723.8 million of proceeds from the issuance of the 2026 Notes, net of issuance costs, and $19.6 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock.

Net cash provided by financing activities of $67.3 million for the three months ended October 31, 2021 included $89.1 million of proceeds from the issuance of the 2027 Notes, net of issuance costs, $39.9 million of proceeds from the unwinding of convertible note hedges related to the 2023 Notes, and $30.1 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $58.6 million of repurchases of our Class A common stock, $18.4 million of payments for the unwinding of warrants related to the 2023 Notes, and $14.7 million of debt extinguishment costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,489,097	$—	$145,704	$—	$1,343,393
Paid-in-kind interest on convertible senior notes (1)	2,455	—	—	—	2,455
Operating leases (undiscounted basis) (2)	133,031	50,137	74,333	8,561	—
Other commitments (3)	86,412	77,500	6,408	2,504	—
Guarantees with OEMs	105,708	105,708	—	—	—
Total	$1,816,703	$233,345	$226,445	$11,065	$1,345,848

(1)
For additional information regarding our convertible senior notes, refer to Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
For additional information regarding our operating leases, refer to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

As of October 31, 2021, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

Off-Balance Sheet Arrangements

As of October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $10.7 million and $13.5 million for the three months ended October 31, 2020 and 2021, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

Share Repurchase

The following table provides information with respect to the shares of our Class A common stock we repurchased during the three months ended October 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2021 - September 30, 2021	1,368,780	$42.77	1,368,780	$—

(1)
In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of the 2027 Notes to repurchase shares of Class A common stock in open market transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of September 22, 2021, by and between Nutanix, Inc. and U.S. Bank National Association, as trustee.	8-K	001-37883	4.1	9/23/2021
4.2	Form of 0.25% Convertible Senior Note due 2027 (included in Exhibit 4.1)	8-K	001-37883	4.2	9/23/2021
10.1	Ninth Amendment, dated as of August 23, 2021, by and between Nutanix, Inc. and Hudson 1740 Technology, LLC					X
10.2+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units under the Nutanix, Inc. 2016 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTANIX, INC.

Date: December 2, 2021	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)