Form 10-Q
period 2022-01-31
Nutanix, Inc.
filed 2022-03-10
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of February 28, 2022, the registrant had 220,566,121 shares of Class A common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

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
our reliance on key personnel;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2021	January 31, 2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$285,723	$400,749
Short-term investments	928,006	891,026
Accounts receivable, net of allowances of $892 and $668, respectively	180,781	159,938
Deferred commissions—current	110,935	109,607
Prepaid expenses and other current assets	56,816	60,404
Total current assets	1,562,261	1,621,724
Property and equipment, net	131,621	117,609
Operating lease right-of-use assets	105,903	91,519
Deferred commissions—non-current	232,485	247,144
Intangible assets, net	32,012	23,866
Goodwill	185,260	185,260
Other assets—non-current	27,954	28,468
Total assets	$2,277,496	$2,315,590
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,056	$46,900
Accrued compensation and benefits	162,337	149,989
Accrued expenses and other current liabilities	39,404	37,589
Deferred revenue—current	636,421	703,803
Operating lease liabilities—current	42,670	43,585
Convertible senior notes, net—current	—	145,160
Total current liabilities	927,888	1,127,026
Deferred revenue—non-current	676,502	683,068
Operating lease liabilities—non-current	86,599	66,016
Convertible senior notes, net	1,055,694	1,126,461
Derivative liability	500,175	—
Other liabilities—non-current	42,679	38,636
Total liabilities	3,289,537	3,041,207
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2021 and January 31, 2022; no shares issued and outstanding as of July 31, 2021 and January 31, 2022	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) and 1,042,004 (1,000,000 Class A, 42,004 Class B) shares authorized as of July 31, 2021 and January 31, 2022, respectively; 214,210 (208,579 Class A and 5,631 Class B) and 220,539 (220,539 Class A and zero Class B) shares issued and outstanding as of July 31, 2021 and January 31, 2022, respectively (1)	5	5
Additional paid-in capital	2,615,317	3,382,214
Accumulated other comprehensive loss	(8)	(2,435)
Accumulated deficit	(3,627,355)	(4,105,401)
Total stockholders’ deficit	(1,012,041)	(725,617)
Total liabilities and stockholders’ deficit	$2,277,496	$2,315,590

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands, except per share data)
Revenue:
Product	$174,798	$209,151	$330,550	$389,256
Support, entitlements and other services	171,584	203,930	328,586	402,342
Total revenue	346,382	413,081	659,136	791,598
Cost of revenue:
Product	13,784	15,096	26,598	29,317
Support, entitlements and other services	57,170	64,873	112,315	132,098
Total cost of revenue	70,954	79,969	138,913	161,415
Gross profit	275,428	333,112	520,223	630,183
Operating expenses:
Sales and marketing	261,071	241,633	518,361	491,666
Research and development	135,571	141,608	271,375	285,874
General and administrative	35,034	44,291	68,808	84,319
Total operating expenses	431,676	427,532	858,544	861,859
Loss from operations	(156,248)	(94,420)	(338,321)	(231,676)
Other expense, net	(126,001)	(15,332)	(204,733)	(293,881)
Loss before provision for income taxes	(282,249)	(109,752)	(543,054)	(525,557)
Provision for income taxes	5,141	5,309	9,384	9,356
Net loss	$(287,390)	$(115,061)	$(552,438)	$(534,913)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(1.42)	$(0.53)	$(2.72)	$(2.46)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	202,520	218,808	202,798	217,153

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Net loss	$(287,390)	$(115,061)	$(552,438)	$(534,913)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(323)	(1,776)	(1,473)	(2,427)
Comprehensive loss	$(287,713)	$(116,837)	$(553,911)	$(537,340)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	5	2,299,903	880	(2,858,143)	(557,355)
Issuance of common stock through employee equity incentive plans	2,892	—	2,222	—	—	2,222
Stock-based compensation	—	—	84,454	—	—	84,454
Other comprehensive loss	—	—	—	(323)	—	(323)
Net loss	—	—	—	—	(287,390)	(287,390)
Balance - January 31, 2021	204,238	$5	$2,386,579	$557	$(3,145,533)	$(758,392)

	Six Months Ended January 31, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,627,355)	$(1,012,041)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(419,852)	(419,852)
Balance - October 31, 2021	216,959	5	3,292,255	(659)	(3,990,340)	(698,739)
Issuance of common stock through employee equity incentive plans	3,580	—	1,914	—	—	1,914
Stock-based compensation	—	—	88,045	—	—	88,045
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Net loss	—	—	—	—	(115,061)	(115,061)
Balance - January 31, 2022	220,539	$5	$3,382,214	$(2,435)	$(4,105,401)	$(725,617)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2021	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(552,438)	$(534,913)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	47,087	45,582
Stock-based compensation	173,652	178,592
Change in fair value of derivative liability	166,380	198,038
Loss on debt extinguishment	—	64,910
Amortization of debt discount and issuance costs	28,796	19,796
Operating lease cost, net of accretion	16,930	18,336
Impairment of lease-related assets	2,822	—
Non-cash interest expense	6,615	9,575
Other	4,354	5,156
Changes in operating assets and liabilities:
Accounts receivable, net	79,173	23,826
Deferred commissions	(67,677)	(13,332)
Prepaid expenses and other assets	(9,217)	(4,951)
Accounts payable	(2,602)	(2,391)
Accrued compensation and benefits	39,593	(19,496)
Accrued expenses and other liabilities	2,100	(3,371)
Operating leases, net	(16,523)	(23,619)
Deferred revenue	61,325	70,968
Net cash (used in) provided by operating activities	(19,630)	32,706
Cash flows from investing activities:
Maturities of investments	260,852	568,697
Purchases of investments	(859,576)	(556,148)
Sales of investments	2,999	17,999
Purchases of property and equipment	(25,168)	(17,390)
Net cash (used in) provided by investing activities	(620,893)	13,158
Cash flows from financing activities:
Payments of debt extinguishment costs	—	(14,709)
Proceeds from unwinding of convertible note hedges	—	39,880
Payments for unwinding of warrants	—	(18,390)
Proceeds from sales of shares through employee equity incentive plans	21,904	32,053
Proceeds from the issuance of convertible notes, net of issuance costs	723,617	89,128
Repurchases of common stock	(125,079)	(58,570)
Payment of finance lease obligations	—	(323)
Net cash provided by financing activities	620,442	69,069
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,080)	$114,933
Cash, cash equivalents and restricted cash—beginning of period	321,991	288,873
Cash, cash equivalents and restricted cash—end of period	$301,911	$403,806
Restricted cash (1)	3,210	3,057
Cash and cash equivalents—end of period	$298,701	$400,749
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,999	$12,084
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$7,621	$18,939
Finance lease liabilities arising from obtaining right-of-use assets	$1,960	$11,148
Convertible senior notes offering costs included in accrued liabilities	$—	$693

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2021 and 2022, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,		July 31, 2021	January 31, 2022
Partners	2021	2022	2021	2022
Partner A	34%	34%	31%	33%	35%	31%
Partner B	13%	14%	14%	14%	23%	22%
Partner C	(1)	(1)	(1)	(1)	(1)	12%
Partner D	(1)	(1)	(1)	(1)	(1)	10%
Partner E	(1)	(1)	11%	11%	(1)	(1)

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

Convertible Senior Notes

Our convertible senior notes, including any embedded conversion features, are accounted for under the traditional convertible debt accounting model and are treated as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, it is classified as a long-term liability, as we retain the option to settle conversion requests in shares of our Class A common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and accounted for as such. Issuance costs are amortized to interest expense using the effective interest rate method over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our condensed consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other expense, net on our condensed consolidated statements of operations.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Subscription	$305,946	$374,744	$584,111	$712,645
Non-portable software	21,661	14,542	41,704	28,879
Hardware	1,321	1,753	2,050	3,916
Professional services	17,454	22,042	31,271	46,158
Total revenue	$346,382	$413,081	$659,136	$791,598

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $159.2 million and $307.0 million of our subscription revenue for the three and six months ended January 31, 2021, respectively, and $191.3 million and $374.5 million for the three and six months ended January 31, 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $146.7 million and $277.1 million of our subscription revenue for the three and six months ended January 31, 2021, respectively, and $183.4 million and $338.1 million for the three and six months ended January 31, 2022, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2021 and January 31, 2022 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2021	$1,312,923	$343,420
Additions (1)	398,928	60,187
Revenue/commissions recognized	(378,517)	(53,962)
Balance as of October 31, 2021	1,333,334	349,645
Additions (1)	466,618	61,345
Revenue/commissions recognized	(413,081)	(54,239)
Balance as of January 31, 2022	$1,386,871	$356,751

(1)
Includes both billed and unbilled amounts.

During the three and six months ended January 31, 2021, we recognized revenue of approximately $152.5 million and $272.6 million pertaining to amounts deferred as of October 31, 2020 and July 31, 2020, respectively. During the three and six months ended January 31, 2022, we recognized revenue of approximately $186.9 million and $342.8 million pertaining to amounts deferred as of October 31, 2021 and July 31, 2021, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.5 billion as of January 31, 2022, of which we expect to recognize approximately 52% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$72,583	$—	$—	$72,583
Commercial paper	—	29,997	—	29,997
Corporate bonds	—	2,002	—	2,002
Short-term investments:
Corporate bonds	—	513,688	—	513,688
Commercial paper	—	347,088	—	347,088
U.S. Government securities	—	67,230	—	67,230
Total measured at fair value	$72,583	$960,005	$—	$1,032,588
Cash				181,141
Total cash, cash equivalents and short-term investments				$1,213,729

	As of January 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$80,527	$—	$—	$80,527
U.S. Government securities	—	14,996	—	14,996
Commercial paper	—	44,944	—	44,944
Short-term investments:
Corporate bonds	—	448,951	—	448,951
Commercial paper	—	300,594	—	300,594
U.S. Government securities	—	141,481	—	141,481
Total measured at fair value	$80,527	$950,966	$—	$1,031,493
Cash				260,282
Total cash, cash equivalents and short-term investments				$1,291,775

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

	As of July 31, 2021 (1)		As of January 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$523,671	$602,272	$145,160	$143,737
2026 Notes	532,023	1,128,953	560,218	1,022,732
2027 Notes (2)	—	—	566,243	489,147
Total	$1,055,694	$1,731,225	$1,271,621	$1,655,616

(1)
Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. For additional information on our adoption of ASU 2020-06, refer to Note 1 and Note 5.
(2)
The 2027 Notes were issued in September 2021.

The carrying value of the 2023 Notes as of July 31, 2021 was net of an unamortized debt discount of $48.6 million and unamortized debt issuance costs of $2.7 million. The carrying value of the 2023 Notes as of January 31, 2022 was net of unamortized debt issuance costs of $0.5 million.

The carrying value of the 2026 Notes as of July 31, 2021 and January 31, 2022 included $8.9 million and $18.4 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $203.6 million and $186.8 million, respectively, and unamortized debt issuance costs of $23.3 million and $21.3 million, respectively.

The carrying value of the 2027 Notes as of January 31, 2022 was net of unamortized debt issuance costs of $8.8 million.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Derivative Liability

The conversion feature of the 2026 Notes represented an embedded derivative. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes were convertible into a variable number of shares until the conversion price became fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in the condensed consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability is considered a Level 3 valuation and was recorded at its estimated fair value at the end of each reporting period and as of September 15, 2021, when the conversion price became fixed, with the change in fair value recognized within other expense, net in the condensed consolidated statements of operations.

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

The following table shows the change in the estimated fair value of the derivative liability through October 31, 2021:

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

(1)
The conversion ratio was calculated based on the achievement of the associated financial performance metric.
(2)
The discount rate was estimated based on the implied rate for the 2023 Notes as well as a credit analysis.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2021 and January 31, 2022, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2021 and January 31, 2022, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2022
(in thousands)
Due within one year	$711,092
Due in one to two years	179,934
Total	$891,026

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Prepaid operating expenses	$36,455	$40,005
VAT receivables	8,290	6,314
Other current assets	12,071	14,085
Total prepaid expenses and other current assets	$56,816	$60,404

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2021	January 31, 2022
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$300,583	$323,498
Demonstration units	12	68,992	63,178
Leasehold improvements	(1)	62,676	60,830
Furniture and fixtures	60	16,518	16,473
Total property and equipment, gross		448,769	463,979
Less: accumulated depreciation (2)		(317,148)	(346,370)
Total property and equipment, net		$131,621	$117,609

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was $19.2 million and $38.3 million for the three and six months ended January 31, 2021, respectively, and $17.7 million and $36.4 million for the three and six months ended January 31, 2022, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the six months ended January 31, 2022.

Intangible assets, net consists of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(50,764)	(57,608)
Accumulated amortization of customer relationships	(6,513)	(7,294)
Accumulated amortization of trade name	(3,041)	(3,562)
Total accumulated amortization	(60,318)	(68,464)
Total intangible assets, net	$32,012	$23,866

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2022 (remaining six months)	$8,037
2023	10,856
2024	3,210
2025	1,763
Total	$23,866

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Contributions to ESPP withheld	$26,735	$28,634
Accrued commissions	48,321	28,162
Accrued vacation	26,961	25,553
Payroll taxes payable	21,603	22,338
Accrued wages and taxes	1,675	12,675
Accrued bonus	14,878	12,378
Accrued benefits	10,243	10,646
Other	11,921	9,603
Total accrued compensation and benefits	$162,337	$149,989

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Income taxes payable	$13,309	$9,337
Accrued professional services	3,541	3,355
Other	22,554	24,897
Total accrued expenses and other current liabilities	$39,404	$37,589

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on the closing price of our Class A common stock of $27.34 on January 31, 2022, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended January 31, 2022. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after January 31, 2022.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Principal amounts:
Principal	$575,000	$145,704
Unamortized debt discount (1)	(48,616)	—
Unamortized debt issuance costs (1)	(2,713)	(544)
Net carrying amount	$523,671	$145,160
Carrying amount of equity component (2)	$148,598	$—

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. As of July 31, 2021, the effective interest rate was 6.62%. As of January 31, 2022, the effective interest rate was 0.41%.
(2)
Included in the consolidated balance sheet as of July 31, 2021 within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of January 31, 2022, the remaining life of the 2023 Notes was approximately 11 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$7,854	$—	$15,579	$—
Interest expense related to amortization of debt issuance costs	438	148	869	548
Total interest expense	$8,292	$148	$16,448	$548

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2021 and January 31, 2022. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2026 Notes will be convertible into our shares of Class A common stock based on an initial conversion rate of 36.036 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In September 2021, the one-year anniversary of the issuance of the 2026 Notes, the conversion price was subject to a one-time adjustment, based on the level of achievement of certain financial milestones and as a result, the conversion price became fixed at $27.75 per share.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	8,906	18,393
Unamortized debt discount (conversion feature) (1)	(203,619)	(186,829)
Unamortized debt issuance costs (1)	(23,264)	(21,346)
Net carrying amount	$532,023	$560,218

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of January 31, 2022, the remaining life of the 2026 Notes was approximately 4.6 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$7,894	$8,469	$11,081	$16,789
Interest expense related to amortization of debt issuance costs	902	968	1,267	1,919
Non-cash interest expense	4,663	4,802	6,615	9,575
Total interest expense	$13,459	$14,239	$18,963	$28,283

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through January 31, 2022 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2027 Notes consisted of the following:

As of January 31, 2022
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt issuance costs (1)	(8,757)
Net carrying amount	$566,243

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of January 31, 2022, the remaining life of the 2027 Notes was approximately 5.7 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended January 31,	Six Months Ended January 31,
	2022	2022
	(in thousands)
Contractual interest expense	$359	$540
Interest expense related to amortization of debt issuance costs	380	511
Total interest expense	$739	$1,051

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

Total operating lease cost was $10.5 million and $20.9 million for the three and six months ended January 31, 2021, respectively, and $10.8 million and $21.7 million for the three and six months ended January 31, 2022, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.6 million and $1.1 million for the three and six months ended January 31, 2022, respectively.

During the first quarter of fiscal 2021, we recorded impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the three and six months ended January 31, 2021. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$170,277	$170,883
Accumulated amortization	(64,374)	(79,364)
Operating lease right-of-use assets, net	$105,903	$91,519
Operating lease liabilities—current	$42,670	$43,585
Operating lease liabilities—non-current	86,599	66,016
Total operating lease liabilities	$129,269	$109,601
Weighted average remaining lease term (in years):	3.1	2.7
Weighted average discount rate:	5.5%	5.6%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$8,972	$12,844
Accumulated amortization (1)	(687)	(1,725)
Finance lease right-of-use assets, net (1)	$8,285	$11,119
Finance lease liabilities—current (2)	$1,772	$2,545
Finance lease liabilities—non-current (3)	6,527	8,603
Total finance lease liabilities	$8,299	$11,148
Weighted average remaining lease term (in years):	4.7	4.4
Weighted average discount rate:	6.7%	6.0%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,398	$12,081	$22,374	$25,557
Financing cash flows from finance leases	$—	$104	$—	$323
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,620	$—	$13,538	$3,950
Finance leases	$—	$3,873	$—	$3,873

The undiscounted cash flows for our operating lease liabilities as of January 31, 2022 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2022 (remaining six months)	$24,246	$1,309	$25,555
2023	48,389	2,617	51,006
2024	33,817	2,617	36,434
2025	7,484	2,617	10,101
2026	2,511	1,915	4,426
Thereafter	2,551	250	2,801
Total lease payments	118,998	11,325	130,323
Less: imputed interest	(9,397)	(177)	(9,574)
Total lease obligation	109,601	11,148	120,749
Less: current lease obligations	(43,585)	(2,545)	(46,130)
Long-term lease obligations	$66,016	$8,603	$74,619

As of January 31, 2022, we had additional operating lease commitments of approximately $1.0 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2022, with lease terms of approximately two years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2022, we had up to approximately $93.6 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $86.4 million in the form of guarantees to certain of our OEMs.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Current Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On November 1, 2021, the defendants filed a motion to dismiss the Options Class Action complaint on the grounds that it is barred by the statute of limitations. A mediation for the Current Complaint and the Options Class Action has been scheduled. The court has vacated existing deadlines, and the hearing on the motion to dismiss the Options Class Action has been continued pending the mediation. We plan to continue to vigorously defend against the allegations and we are not able to determine what, if any, liabilities will attach to the Current Complaint or the Options Class Action.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

shares of Class B common stock will be issued following such conversion. As a result, as of January 31, 2022, we had one class of outstanding common stock consisting of Class A common stock.

As of January 31, 2022, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 42.0 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of January 31, 2022, we had 220.5 million shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding.

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

During the six months ended January 31, 2021, we repurchased 5.2 million shares of Class A common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of January 31, 2022, there was no remaining authorization and the program had expired.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2020 and 2021, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.1 million and 10.7 million shares, respectively, pursuant to these provisions. As of January 31, 2022, we had reserved a total of 43.9 million shares for the issuance of equity awards under the Stock Plans, of which 16.4 million shares were still available for grant.

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

In order to align with the MSUs granted to our new CEO, in December 2020, the Compensation Committee of our Board of Directors modified the vesting conditions for the 75,000 MSUs previously granted to another individual who was serving as one of our executives. These modified MSUs had a weighted average grant date fair value per unit of $27.54 and vested based upon the achievement of a modified stock price target over the original performance period of approximately 3.9 years, subject to continuous service on each vesting date. The incremental compensation cost resulting from this modification was not material. Following the individual's resignation during the second quarter of fiscal 2022, his remaining unvested MSUs were cancelled.

In October 2021, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value per unit of $46.20 and will vest up to 200% based upon our total shareholder return over a performance period of approximately 2.8 years, subject to continuous service on each vesting date. Additional MSUs have since been granted with similar terms, but were not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of January 31, 2022, approximately 1.2 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2021	21,708	$30.98
Granted	11,447	$34.97
Released	(5,664)	$31.86
Forfeited	(2,679)	$33.15
Outstanding at January 31, 2022	24,812	$32.39

Stock Options

We did not grant any stock options during the six months ended January 31, 2022. A total of 0.7 million stock options were exercised during the six months ended January 31, 2022, with a weighted average exercise price per share of $4.50. As of January 31, 2022, 2.6 million stock options, with a weighted average exercise price of $5.40 per share, a weighted average remaining contractual life of 2.4 years and an aggregate intrinsic value of $57.2 million, remained outstanding.

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

During the six months ended January 31, 2022, 1.3 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $28.8 million. As of January 31, 2022, 3.9 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2021	2022
Expected term (in years)	0.92	0.77
Risk-free interest rate	0.1%	0.1%
Volatility	73.4%	53.3%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Cost of revenue:
Product	$1,659	$1,948	$3,163	$3,699
Support, entitlements and other services	5,764	7,806	11,525	16,257
Sales and marketing	30,031	26,380	62,258	55,512
Research and development	36,058	35,763	73,945	74,242
General and administrative	10,942	16,148	22,761	28,882
Total stock-based compensation expense	$84,454	$88,045	$173,652	$178,592

As of January 31, 2022, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $736.9 million and is expected to be recognized over a weighted average period of approximately 2.7 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10. INCOME TAXES

The income tax provisions of $5.1 million and $9.4 million for the three and six months ended January 31, 2021, respectively, and $5.3 million and $9.4 million for the three and six months ended January 31, 2022, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. Prior to this conversion, the rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, our undistributed earnings or losses were allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net income (loss) per share attributed to common stockholders was, therefore, the same for both Class A and Class B common stock on an individual or combined basis.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(287,390)	$(115,061)	$(552,438)	$(534,913)
Denominator:
Weighted average shares—basic and diluted	202,520	218,808	202,798	217,153
Net loss per share attributable to common stockholders— basic and diluted	$(1.42)	$(0.53)	$(2.72)	$(2.46)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Six Months Ended January 31,
	2021	2022
	(in thousands)
Outstanding stock options and RSUs	33,571	27,421
Employee stock purchase plan	2,719	1,683
Common stock issuable upon the conversion of the Notes	—	39,968
Contingently issuable shares pursuant to acquisitions	253	—
Total	36,543	69,072

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Shares issued in connection with an exercise of the common stock warrants were converted into shares of our Class B common stock and were voluntarily convertible into shares of Class A common stock at the option of the holder. Effective as of the January 3, 2022 conversion described above, outstanding options previously denominated in shares of Class B common stock represent the right to acquire the same number of shares of Class A common stock upon exercise. Common stock issuable upon the conversion of convertible debt represents the antidilutive impact of the 2023 Notes, 2026 Notes and 2027 Notes under the if-converted method.

NOTE 12. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
U.S.	$182,261	$226,437	$359,374	$443,587
Europe, the Middle East and Africa	86,135	97,584	146,041	181,579
Asia Pacific	63,187	74,844	125,785	140,527
Other Americas	14,799	14,216	27,936	25,905
Total revenue	$346,382	$413,081	$659,136	$791,598

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2021	January 31, 2022
	(in thousands)
United States	$86,468	$77,347
International	45,153	40,262
Total long-lived assets	$131,621	$117,609

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

Product revenue is generated primarily from the licensing of our solutions. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts. Prior to fiscal 2019, we delivered most of our solutions on an appliance and thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the associated appliance. However, starting in fiscal 2018, as a result of our business model transition toward software-only sales, more of our customers began buying appliances directly from our OEMs while separately buying licenses for our software solutions from us or one of our channel partners. In addition, starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions.

We had a broad and diverse base of approximately 21,400 end customers as of January 31, 2022, including approximately 960 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands, except percentages)
Total revenue	$346,382	$413,081	$659,136	$791,598
Year-over-year percentage increase	(0.1)%	19.3%	(0.4)%	20.1%
Subscription revenue	$305,946	$374,744	$584,111	$712,645
Total billings	$385,513	$464,541	$720,461	$862,566
Subscription billings	$339,168	$427,404	$633,091	$786,727
Annual contract value ("ACV") billings	$159,208	$217,850	$285,956	$390,487
Annual recurring revenue ("ARR")	$672,822	$1,042,194	$672,822	$1,042,194
Run-rate ACV	$1,384,823	$1,682,004	$1,384,823	$1,682,004
Gross profit	$275,428	$333,112	$520,223	$630,183
Non-GAAP gross profit	$286,545	$346,234	$542,586	$656,983
Gross margin	79.5%	80.6%	78.9%	79.6%
Non-GAAP gross margin	82.7%	83.8%	82.3%	83.0%
Operating expenses	$431,676	$427,532	$858,544	$861,859
Non-GAAP operating expenses	$353,527	$347,285	$694,770	$699,911
Total deferred revenue	$1,246,291	$1,386,871	$1,246,291	$1,386,871
Net cash (used in) provided by operating activities	$(15,557)	$25,767	$(19,630)	$32,706
Free cash flow	$(28,473)	$17,221	$(44,798)	$15,316
Total end customers	18,770	21,400	18,770	21,400

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$305,946	$374,744	$584,111	$712,645
Non-portable software revenue	21,661	14,542	41,704	28,879
Hardware revenue	1,321	1,753	2,050	3,916
Professional services revenue	17,454	22,042	31,271	46,158
Total revenue	$346,382	$413,081	$659,136	$791,598
Disaggregation of billings:
Subscription billings	$339,168	$427,404	$633,091	$786,727
Non-portable software billings	21,661	14,542	41,704	28,879
Hardware billings	1,321	1,753	2,050	3,916
Professional services billings	23,363	20,842	43,616	43,044
Total billings	$385,513	$464,541	$720,461	$862,566

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $159.2 million and $307.0 million of our subscription revenue for the three and six months ended January 31, 2021, respectively, and $191.3 million and $374.5 million for the three and six months ended January 31, 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $146.7 million and $277.1 million of our subscription revenue for the three and six months ended January 31, 2021, respectively, and $183.4 million and $338.1 million for the three and six months ended January 31, 2022, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands, except percentages)
Total revenue	$346,382	$413,081	$659,136	$791,598
Change in deferred revenue	39,131	51,460	61,325	70,968
Total billings (non-GAAP)	$385,513	$464,541	$720,461	$862,566

Gross profit	$275,428	$333,112	$520,223	$630,183
Stock-based compensation	7,423	9,754	14,688	19,956
Amortization of intangible assets	3,694	3,368	7,388	6,844
Impairment of lease-related assets	—	—	287	—
Non-GAAP gross profit	$286,545	$346,234	$542,586	$656,983

Gross margin	79.5%	80.6%	78.9%	79.6%
Stock-based compensation	2.1%	2.4%	2.2%	2.5%
Amortization of intangible assets	1.1%	0.8%	1.1%	0.9%
Impairment of lease-related assets	—%	—%	0.1%	—%
Non-GAAP gross margin	82.7%	83.8%	82.3%	83.0%

Operating expenses	$431,676	$427,532	$858,544	$861,859
Stock-based compensation	(77,031)	(78,291)	(158,964)	(158,636)
Amortization of intangible assets	(651)	(651)	(1,302)	(1,302)
Impairment of lease-related assets	—	—	(2,535)	—
Other	(467)	(1,305)	(973)	(2,010)
Non-GAAP operating expenses	$353,527	$347,285	$694,770	$699,911

Net cash (used in) provided by operating activities	$(15,557)	$25,767	$(19,630)	$32,706
Purchases of property and equipment	(12,916)	(8,546)	(25,168)	(17,390)
Free cash flow (non-GAAP)	$(28,473)	$17,221	$(44,798)	$15,316

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Subscription revenue	$305,946	$374,744	$584,111	$712,645
Change in subscription deferred revenue	33,222	52,660	48,980	74,082
Subscription billings	$339,168	$427,404	$633,091	$786,727

Professional services revenue	$17,454	$22,042	$31,271	$46,158
Change in professional services deferred revenue	5,909	(1,200)	12,345	(3,114)
Professional services billings	$23,363	$20,842	$43,616	$43,044

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

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. We plan to invest in sales and marketing so that we can capitalize on our market opportunity, including investing in our sales and marketing teams, continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense will fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2022, we considered approximately 76% of our global sales team members to be fully ramped, while the remaining approximately 24% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the continued higher-than-normal attrition rates of sales representatives, may impact the productivity of our sales teams in the near-term. We are focused on actively managing these realignments and potential effects.

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers, and we sell our solutions primarily through our partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our partners and OEMs in the long term will extend and improve our engagement with a broad set of end customers. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2022, approximately 71% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.7x greater, on average, than their initial order. This number increases to approximately 18.8x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2022. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. For example, during the fourth quarter of fiscal 2021, we decreased our global headcount by 2.5%, primarily in sales and marketing, as part of our continued refinement of our go-to-market model. We have also recently seen higher-than-normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt issuance costs associated with our 0% convertible senior notes due 2023 (the "2023 Notes"), our 2.50% convertible senior notes due 2026 (the "2026 Notes") and our 0.25% convertible senior notes due 2027 (the “2027 Notes”), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes, debt extinguishment costs, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(in thousands)
Revenue:
Product	$174,798	$209,151	$330,550	$389,256
Support, entitlements and other services	171,584	203,930	328,586	402,342
Total revenue	346,382	413,081	659,136	791,598
Cost of revenue:
Product (1)(2)	13,784	15,096	26,598	29,317
Support, entitlements and other services (1)	57,170	64,873	112,315	132,098
Total cost of revenue	70,954	79,969	138,913	161,415
Gross profit	275,428	333,112	520,223	630,183
Operating expenses:
Sales and marketing (1)(2)	261,071	241,633	518,361	491,666
Research and development (1)	135,571	141,608	271,375	285,874
General and administrative (1)	35,034	44,291	68,808	84,319
Total operating expenses	431,676	427,532	858,544	861,859
Loss from operations	(156,248)	(94,420)	(338,321)	(231,676)
Other expense, net	(126,001)	(15,332)	(204,733)	(293,881)
Loss before provision for income taxes	(282,249)	(109,752)	(543,054)	(525,557)
Provision for income taxes	5,141	5,309	9,384	9,356
Net loss	$(287,390)	$(115,061)	$(552,438)	$(534,913)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,659	$1,948	$3,163	$3,699
Support, entitlements and other services cost of revenue	5,764	7,806	11,525	16,257
Sales and marketing	30,031	26,380	62,258	55,512
Research and development	36,058	35,763	73,945	74,242
General and administrative	10,942	16,148	22,761	28,882
Total stock-based compensation expense	$84,454	$88,045	$173,652	$178,592

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,368	$7,388	$6,844
Sales and marketing	651	651	1,302	1,302
Total amortization of intangible assets	$4,345	$4,019	$8,690	$8,146

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2022	2021	2022
	(as a percentage of total revenue)
Revenue:
Product	50.5%	50.6%	50.1%	49.2%
Support, entitlements and other services	49.5%	49.4%	49.9%	50.8%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	4.0%	3.7%	4.0%	3.7%
Support, entitlements and other services	16.5%	15.7%	17.0%	16.7%
Total cost of revenue	20.5%	19.4%	21.1%	20.4%
Gross profit	79.5%	80.6%	78.9%	79.6%
Operating expenses:
Sales and marketing	75.4%	58.5%	78.6%	62.1%
Research and development	39.1%	34.3%	41.2%	36.1%
General and administrative	10.1%	10.7%	10.4%	10.7%
Total operating expenses	124.6%	103.5%	130.2%	108.9%
Loss from operations	(45.1)%	(22.9)%	(51.3)%	(29.3)%
Other expense, net	(36.4)%	(3.7)%	(31.1)%	(37.1)%
Loss before provision for income taxes	(81.5)%	(26.6)%	(82.4)%	(66.4)%
Provision for income taxes	1.5%	1.3%	1.4%	1.2%
Net loss	(83.0)%	(27.9)%	(83.8)%	(67.6)%

Comparison of the Three and Six Months Ended January 31, 2021 and 2022

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Product	$174,798	$209,151	$34,353	20%	$330,550	$389,256	$58,706	18%
Support, entitlements and other services	171,584	203,930	32,346	19%	328,586	402,342	73,756	22%
Total revenue	$346,382	$413,081	$66,699	19%	$659,136	$791,598	$132,462	20%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
U.S.	$182,261	$226,437	$44,176	24%	$359,374	$443,587	$84,213	23%
Europe, the Middle East and Africa	86,135	97,584	11,449	13%	146,041	181,579	35,538	24%
Asia Pacific	63,187	74,844	11,657	18%	125,785	140,527	14,742	12%
Other Americas	14,799	14,216	(583)	(4)%	27,936	25,905	(2,031)	(7)%
Total revenue	$346,382	$413,081	$66,699	19%	$659,136	$791,598	$132,462	20%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in product revenue for the three and six months ended January 31, 2022 was due primarily to increases in software revenue resulting from an increased adoption of our products, as well as growth in software renewals due to our transition to selling subscription term-based licenses, partially offset by the impact of the shorter average contract terms resulting from this transition. For the three and six months ended January 31, 2021, the total average contract term was approximately 3.4 years and 3.5 years, respectively. For both the three and six months ended January 31, 2022, the total average contract term was approximately 3.1 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and six months ended January 31, 2022, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Cost of product revenue	$13,784	$15,096	$1,312	10%	$26,598	$29,317	$2,719	10%
Product gross margin	92.1%	92.8%			92.0%	92.5%
Cost of support, entitlements and other services revenue	$57,170	$64,873	$7,703	13%	$112,315	$132,098	$19,783	18%
Support, entitlements and other services gross margin	66.7%	68.2%			65.8%	67.2%
Total gross margin	79.5%	80.6%			78.9%	79.6%

Cost of product revenue

Cost of product revenue increased slightly for the three and six months ended January 31, 2022, as compared to the prior year periods, due primarily to a corresponding increase in hardware revenue. Minor fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 0.7 percentage points and 0.5 percentage points for the three and six months ended January 31, 2022, respectively, as compared to the prior year periods, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2022, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 1.5 percentage points and 1.4 percentage points for the three and six months ended January 31, 2022, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$261,071	$241,633	$(19,438)	(7)%	$518,361	$491,666	$(26,695)	(5)%
Percent of total revenue	75.4%	58.5%			78.6%	62.1%

Sales and marketing expense decreased for the three and six months ended January 31, 2022, as compared to the prior year periods, due primarily to lower marketing costs resulting from decreased spending and increased efficiencies, as well as lower headcount-related costs, driven by the 11% decrease in sales and marketing headcount from January 31, 2021 to January 31, 2022. The overall decrease in sales and marketing expense was partially offset by savings in the prior year period due to the company-wide furlough week during the first quarter of fiscal 2021, as well as an increase in commissions expense as a result of the increase in revenue.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Research and development	$135,571	$141,608	$6,037	4%	$271,375	$285,874	$14,499	5%
Percent of total revenue	39.1%	34.3%			41.2%	36.1%

Research and development expense increased for the three and six months ended January 31, 2022, as compared to the prior year periods, due primarily to higher personnel-related costs, resulting from growth in our R&D headcount, which grew 13% from January 31, 2021 to January 31, 2022.

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
General and administrative	$35,034	$44,291	$9,257	26%	$68,808	$84,319	$15,511	23%
Percent of total revenue	10.1%	10.7%			10.4%	10.7%

General and administrative expense increased for the three and six months ended January 31, 2022, as compared to the prior year periods, due primarily to increases in personnel-related costs, resulting from growth in our G&A headcount, which grew 17% from January 31, 2021 to January 31, 2022.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Interest income, net	$1,178	$522	$656	56%	$2,478	$1,076	$1,402	57%
Change in fair value of derivative liability	(101,640)	—	(101,640)	100%	(166,380)	(198,038)	31,658	19%
Amortization of debt discount and issuance costs and interest expense	(21,751)	(15,126)	(6,625)	(30)%	(35,410)	(29,884)	(5,526)	(16)%
Debt extinguishment costs	—	—	—	0%	—	(64,911)	64,911	100%
Other	(3,788)	(728)	(3,060)	(81)%	(5,421)	(2,124)	(3,297)	(61)%
Other expense, net	$(126,001)	$(15,332)	$(110,669)	(88)%	$(204,733)	$(293,881)	$89,148	44%

Other expense, net decreased for the three months ended January 31, 2022, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes, which was reclassified to equity during the first quarter of fiscal 2022.

Other expense, net increased for the six months ended January 31, 2022, as compared to the prior year period, due primarily to the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes and the change in the fair value of the derivative liability related to the 2026 Notes.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$5,141	$5,309	$168	3%	$9,384	$9,356	$(28)	(0)%

The increase in the income tax provision for the three months ended January 31, 2022, as compared to the prior year period, was due primarily to an increase in foreign taxes from higher taxable earnings in foreign jurisdictions, as we continued our global expansion. The decrease in the income tax provision for the six months ended January 31, 2022, as compared to the prior year period, was due primarily to higher tax benefits on stock options exercised during fiscal 2022. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of January 31, 2022, we had $400.7 million of cash and cash equivalents, $3.1 million of restricted cash and $891.0 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

Due to investments in our business as well as the potential cash flow impacts resulting from our continued transition to a subscription-based business model, we expect our operating and free cash flow to continue to fluctuate during the next 12 months. Notwithstanding that fact, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, the impact of COVID-19 pandemic on our business, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our transition to a subscription-based business model.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2021	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(19,630)	$32,706
Net cash (used in) provided by investing activities	(620,893)	13,158
Net cash provided by financing activities	620,442	69,069
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,080)	$114,933

Cash Flows from Operating Activities

Net cash provided by operating activities was $32.7 million for the six months ended January 31, 2022, compared to net cash used in operating activities of $19.6 million for the six months ended January 31, 2021. The increase in cash provided by operating activities for the six months ended January 31, 2022 was due primarily to an increase in cash collections during the period.

Cash Flows from Investing Activities

Net cash used in investing activities of $620.9 million for the six months ended January 31, 2021 included $859.6 million of short-term investment purchases and $25.2 million of purchases of property and equipment, partially offset by $260.9 million of maturities of short-term investments and $3.0 million of sales of short-term investments.

Net cash provided by investing activities of $13.2 million for the six months ended January 31, 2022 included $568.7 million of maturities of short-term investments and $18.0 million of sales of short-term investments, partially offset by $556.1 million of short-term investment purchases and $17.4 million of purchases of property and equipment.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by financing activities of $69.1 million for the six months ended January 31, 2022 included $89.1 million of proceeds from the issuance of the 2027 Notes, net of issuance costs, $39.9 million of proceeds from the unwinding of convertible note hedges related to the 2023 Notes, and $32.1 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $58.6 million of repurchases of our Class A common stock, $18.4 million of payments for the unwinding of warrants related to the 2023 Notes, and $14.7 million of debt extinguishment costs.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,489,097	$145,704	$—	$768,393	$575,000
Interest on convertible senior notes (1)	7,768	511	—	7,257	—
Operating leases (undiscounted basis) (2)	120,038	49,690	63,296	7,052	—
Other commitments (3)	93,613	83,252	6,887	3,474	—
Guarantees with OEMs	86,368	86,368	—	—	—
Total	$1,796,884	$365,525	$70,183	$786,176	$575,000

(1)
Includes accrued paid-in-kind interest on the 2026 Notes and accrued interest on the 2027 Notes. For additional information regarding our convertible senior notes, refer to Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

As of January 31, 2022, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

Off-Balance Sheet Arrangements

As of January 31, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $23.9 million and $29.0 million for the six months ended January 31, 2021 and 2022, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Retirement	8-K	001-37883	3.1	1/4/2022
10.1†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer, Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

† Certain identified information has been excluded from the exhibit because it is both (i) not material and (ii) is the type of information that the

Registrant treats as private or confidential. Information that was omitted has been noted in this document with a placeholder identified by the mark “[***]”

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nutanix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTANIX, INC.

Date: March 10, 2022	/s/ Duston M. Williams
Duston M. Williams
Chief Financial Officer
(Principal Financial Officer)