Form 10-Q
period 2022-04-30
Nutanix, Inc.
filed 2022-06-02
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of May 31, 2022, the registrant had 224,293,991 shares of Class A common stock, $0.000025 par value per share, outstanding.

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

•
our ability to maintain and strengthen existing strategic alliances and partnerships and address macroeconomic supply chain shortages, including our relationships with our channel partners and original equipment manufacturers, and to develop any new strategic alliances and partnerships, and the impact of any changes to such relationships on our business, operations and financial results;
•
the effects of seasonal trends on our results of operations;
•
our expectations concerning relationships with third parties, including our ability to compress and stabilize sales cycles;
•
our ability to maintain, protect and enhance our intellectual property;
•
our exposure to and ability to guard against cyber attacks and other actual or perceived security breaches;
•
our ability to continue to grow our business internationally;
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
•
macroeconomic, geopolitical, and industry trends and environment, projected growth or trend analysis;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2021	April 30, 2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$285,723	$386,721
Short-term investments	928,006	913,901
Accounts receivable, net of allowances of $892 and $633, respectively	180,781	180,386
Deferred commissions—current	110,935	109,043
Prepaid expenses and other current assets	56,816	86,328
Total current assets	1,562,261	1,676,379
Property and equipment, net	131,621	117,494
Operating lease right-of-use assets	105,903	83,427
Deferred commissions—non-current	232,485	244,754
Intangible assets, net	32,012	19,848
Goodwill	185,260	185,260
Other assets—non-current	27,954	28,731
Total assets	$2,277,496	$2,355,893
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,056	$53,438
Accrued compensation and benefits	162,337	123,106
Accrued expenses and other current liabilities	39,404	48,039
Deferred revenue—current	636,421	721,853
Operating lease liabilities—current	42,670	44,171
Convertible senior notes, net—current	—	145,308
Total current liabilities	927,888	1,135,915
Deferred revenue—non-current	676,502	710,127
Operating lease liabilities—non-current	86,599	54,373
Convertible senior notes, net	1,055,694	1,146,050
Derivative liability	500,175	—
Other liabilities—non-current	42,679	31,294
Total liabilities	3,289,537	3,077,759
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2021 and April 30, 2022; no shares issued and outstanding as of July 31, 2021 and April 30, 2022	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) and 1,042,004 (1,000,000 Class A, 42,004 Class B) shares authorized as of July 31, 2021 and April 30, 2022, respectively; 214,210 (208,579 Class A and 5,631 Class B) and 224,285 (224,285 Class A and zero Class B) shares issued and outstanding as of July 31, 2021 and April 30, 2022, respectively (1)	5	5
Additional paid-in capital	2,615,317	3,501,311
Accumulated other comprehensive loss	(8)	(6,146)
Accumulated deficit	(3,627,355)	(4,217,036)
Total stockholders’ deficit	(1,012,041)	(721,866)
Total liabilities and stockholders’ deficit	$2,277,496	$2,355,893

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands, except per share data)
Revenue:
Product	$172,308	$199,616	$502,858	$588,872
Support, entitlements and other services	172,200	204,042	500,786	606,384
Total revenue	344,508	403,658	1,003,644	1,195,256
Cost of revenue:
Product	12,896	13,739	39,494	43,056
Support, entitlements and other services	61,578	66,110	173,893	198,208
Total cost of revenue	74,474	79,849	213,387	241,264
Gross profit	270,034	323,809	790,257	953,992
Operating expenses:
Sales and marketing	263,358	234,530	781,719	726,196
Research and development	144,917	142,075	416,292	427,949
General and administrative	42,332	39,552	111,140	123,871
Total operating expenses	450,607	416,157	1,309,151	1,278,016
Loss from operations	(180,573)	(92,348)	(518,894)	(324,024)
Other income (expense), net	61,352	(15,676)	(143,381)	(309,557)
Loss before provision for income taxes	(119,221)	(108,024)	(662,275)	(633,581)
Provision for income taxes	4,419	3,611	13,803	12,967
Net loss	$(123,640)	$(111,635)	$(676,078)	$(646,548)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(0.60)	$(0.50)	$(3.31)	$(2.95)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	207,715	222,473	204,407	218,888

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Net loss	$(123,640)	$(111,635)	$(676,078)	$(646,548)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(465)	(3,711)	(1,938)	(6,138)
Comprehensive loss	$(124,105)	$(115,346)	$(678,016)	$(652,686)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,522,192)	$(274,977)
Issuance of common stock through employee equity incentive plans	3,117	—	1,631	—	—	1,631
Issuance of common stock from ESPP purchase	1,456	—	18,070	—	—	18,070
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	89,198	—	—	89,198
Other comprehensive loss	—	—	—	(1,150)	—	(1,150)
Net loss	—	—	—	—	(265,048)	(265,048)
Balance - October 31, 2020	201,346	5	2,299,903	880	(2,858,143)	(557,355)
Issuance of common stock through employee equity incentive plans	2,892	—	2,222	—	—	2,222
Stock-based compensation	—	—	84,454	—	—	84,454
Other comprehensive loss	—	—	—	(323)	—	(323)
Net loss	—	—	—	—	(287,390)	(287,390)
Balance - January 31, 2021	204,238	5	2,386,579	557	(3,145,533)	(758,392)
Issuance of common stock through employee equity incentive plans	4,769	—	8,340	—	—	8,340
Issuance of common stock from ESPP purchase	2,524	—	32,097	—	—	32,097
Stock-based compensation	—	—	95,286	—	—	95,286
Other comprehensive loss	—	—	—	(465)	—	(465)
Net loss	—	—	—	—	(123,640)	(123,640)
Balance - April 30, 2021	211,531	$5	$2,522,302	$92	$(3,269,173)	$(746,774)

	Nine Months Ended April 30, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,627,355)	$(1,012,041)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(419,852)	(419,852)
Balance - October 31, 2021	216,959	5	3,292,255	(659)	(3,990,340)	(698,739)
Issuance of common stock through employee equity incentive plans	3,580	—	1,914	—	—	1,914
Stock-based compensation	—	—	88,045	—	—	88,045
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Net loss	—	—	—	—	(115,061)	(115,061)
Balance - January 31, 2022	220,539	5	3,382,214	(2,435)	(4,105,401)	(725,617)
Issuance of common stock through employee equity incentive plans	2,228	—	744	—	—	744
Issuance of common stock from ESPP purchase	1,518	—	33,847	—	—	33,847
Stock-based compensation	—	—	84,506	—	—	84,506
Other comprehensive loss	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(111,635)	(111,635)
Balance - April 30, 2022	224,285	$5	$3,501,311	$(6,146)	$(4,217,036)	$(721,866)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2021	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(676,078)	$(646,548)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	70,609	67,123
Stock-based compensation	268,938	263,098
Change in fair value of derivative liability	81,353	198,038
Loss on debt extinguishment	—	64,910
Amortization of debt discount and issuance costs	46,178	29,929
Operating lease cost, net of accretion	25,818	27,496
Impairment of lease-related assets	2,822	—
Non-cash interest expense	11,331	14,408
Other	7,025	7,181
Changes in operating assets and liabilities:
Accounts receivable, net	102,029	4,193
Deferred commissions	(94,034)	(10,377)
Prepaid expenses and other assets	(4,375)	(31,723)
Accounts payable	542	4,159
Accrued compensation and benefits	17,523	(46,379)
Accrued expenses and other liabilities	4,039	4,509
Operating leases, net	(26,864)	(35,743)
Deferred revenue	87,964	115,265
Net cash (used in) provided by operating activities	(75,180)	29,539
Cash flows from investing activities:
Maturities of investments	486,640	778,914
Purchases of investments	(1,145,335)	(794,180)
Sales of investments	70,055	17,999
Purchases of property and equipment	(41,111)	(34,279)
Net cash used in investing activities	(629,751)	(31,546)
Cash flows from financing activities:
Payments of debt extinguishment costs	—	(14,709)
Proceeds from unwinding of convertible note hedges	—	39,880
Payments for unwinding of warrants	—	(18,390)
Proceeds from sales of shares through employee equity incentive plans	62,343	66,644
Proceeds from the issuance of convertible notes, net of issuance costs	723,617	88,687
Repurchases of common stock	(125,079)	(58,570)
Payment of finance lease obligations	—	(626)
Net cash provided by financing activities	660,881	102,916
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,050)	$100,909
Cash, cash equivalents and restricted cash—beginning of period	321,991	288,873
Cash, cash equivalents and restricted cash—end of period	$277,941	$389,782
Restricted cash (1)	3,265	3,061
Cash and cash equivalents—end of period	$274,676	$386,721
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,220	$17,101
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$12,583	$20,026
Finance lease liabilities arising from obtaining right-of-use assets	$5,769	$11,159

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

In response to the ongoing and continuously evolving COVID-19 pandemic, we considered the impact of the estimated economic implications on our critical and significant accounting estimates, including assessment of collectibility of customer contracts, valuation of accounts receivable, provision for purchase commitments to our OEMs and impairment of long-lived assets, right-of-use assets, and deferred commissions.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2021 and 2022, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,		July 31, 2021	April 30, 2022
Partners	2021	2022	2021	2022
Partner A	33%	34%	32%	33%	35%	37%
Partner B	15%	15%	14%	14%	23%	18%
Partner C	(1)	(1)	10%	11%	(1)	12%
Partner D	(1)	(1)	(1)	(1)	(1)	11%

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Subscription	$307,332	$370,496	$891,443	$1,083,141
Non-portable software	16,741	9,368	58,445	38,247
Hardware	975	1,329	3,025	5,245
Professional services	19,460	22,465	50,731	68,623
Total revenue	$344,508	$403,658	$1,003,644	$1,195,256

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $159.5 million and $466.5 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively, and $191.1 million and $565.5 million for the three and nine months ended April 30, 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $147.8 million and $424.9 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively, and $179.4 million and $517.6 million for the three and nine months ended April 30, 2022, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2021 and April 30, 2022 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2021	$1,312,923	$343,420
Additions (1)	398,928	60,187
Revenue/commissions recognized	(378,517)	(53,962)
Balance as of October 31, 2021	1,333,334	349,645
Additions (1)	466,618	61,345
Revenue/commissions recognized	(413,081)	(54,239)
Balance as of January 31, 2022	1,386,871	356,751
Additions	448,767	45,580
Revenue/commissions recognized	(403,658)	(48,534)
Balance as of April 30, 2022	$1,431,980	$353,797

(1)
Includes both billed and unbilled amounts.

During the three and nine months ended April 30, 2021, we recognized revenue of approximately $158.1 million and $453.3 million pertaining to amounts deferred as of January 31, 2021 and July 31, 2020, respectively. During the three and nine months ended April 30, 2022, we recognized revenue of approximately $189.5 million and $475.8 million pertaining to amounts deferred as of January 31, 2022 and July 31, 2021, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contracted not recognized revenue was approximately $1.5 billion as of April 30, 2022, of which we expect to recognize approximately 53% over the next 12 months, and the remainder thereafter.
NOTE 3. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$72,583	$—	$—	$72,583
Commercial paper	—	29,997	—	29,997
Corporate bonds	—	2,002	—	2,002
Short-term investments:
Corporate bonds	—	513,688	—	513,688
Commercial paper	—	347,088	—	347,088
U.S. Government securities	—	67,230	—	67,230
Total measured at fair value	$72,583	$960,005	$—	$1,032,588
Cash				181,141
Total cash, cash equivalents and short-term investments				$1,213,729

	As of April 30, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$45,423	$—	$—	$45,423
U.S. Government securities	—	14,490	—	14,490
Commercial paper	—	64,958	—	64,958
Corporate bonds	—	5,004	—	5,004
Short-term investments:
Corporate bonds	—	407,865	—	407,865
Commercial paper	—	304,329	—	304,329
U.S. Government securities	—	201,707	—	201,707
Total measured at fair value	$45,423	$998,353	$—	$1,043,776
Cash				256,846
Total cash, cash equivalents and short-term investments				$1,300,622

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

	As of July 31, 2021 (1)		As of April 30, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$523,671	$602,272	$145,308	$143,518
2026 Notes	532,023	1,128,953	579,426	967,975
2027 Notes (2)	—	—	566,624	466,009
Total	$1,055,694	$1,731,225	$1,291,358	$1,577,502

(1)
Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. For additional information on our adoption of ASU 2020-06, refer to Note 1 and Note 5.
(2)
The 2027 Notes were issued in September 2021.

The carrying value of the 2023 Notes as of July 31, 2021 was net of an unamortized debt discount of $48.6 million and unamortized debt issuance costs of $2.7 million. The carrying value of the 2023 Notes as of April 30, 2022 was net of unamortized debt issuance costs of $0.4 million.

The carrying value of the 2026 Notes as of July 31, 2021 and April 30, 2022 included $8.9 million and $28.0 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $203.6 million and $178.2 million, respectively, and unamortized debt issuance costs of $23.3 million and $20.4 million, respectively.

The carrying value of the 2027 Notes as of April 30, 2022 was net of unamortized debt issuance costs of $8.4 million.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2021 and April 30, 2022, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2021 and April 30, 2022, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2022
(in thousands)
Due within one year	$752,880
Due in one to two years	161,021
Total	$913,901

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Prepaid operating expenses	$36,455	$50,827
VAT receivables	8,290	7,055
Other current assets	12,071	28,446
Total prepaid expenses and other current assets	$56,816	$86,328

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2021	April 30, 2022
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$300,583	$336,552
Demonstration units	12	68,992	62,456
Leasehold improvements	(1)	62,676	61,036
Furniture and fixtures	60	16,518	16,473
Total property and equipment, gross		448,769	476,517
Less: accumulated depreciation (2)		(317,148)	(359,023)
Total property and equipment, net		$131,621	$117,494

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was $19.2 million and $57.5 million for the three and nine months ended April 30, 2021, respectively, and $16.8 million and $53.2 million for the three and nine months ended April 30, 2022, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the nine months ended April 30, 2022.

Intangible assets, net consists of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(50,764)	(60,975)
Accumulated amortization of customer relationships	(6,513)	(7,684)
Accumulated amortization of trade name	(3,041)	(3,823)
Total accumulated amortization	(60,318)	(72,482)
Total intangible assets, net	$32,012	$19,848

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2022 (remaining three months)	$4,019
2023	10,856
2024	3,210
2025	1,763
Total	$19,848

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Accrued vacation	$26,961	$24,672
Accrued commissions	48,321	22,441
Payroll taxes payable	21,603	20,455
Accrued wages and taxes	1,675	18,585
Accrued benefits	10,243	11,826
Contributions to ESPP withheld	26,735	9,547
Accrued bonus	14,878	5,693
Other	11,921	9,887
Total accrued compensation and benefits	$162,337	$123,106

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Income taxes payable	$13,309	$9,685
Accrued professional services	3,541	6,217
Other	22,554	32,137
Total accrued expenses and other current liabilities	$39,404	$48,039

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Based on the closing price of our Class A common stock of $25.03 on April 30, 2022, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended April 30, 2022. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after April 30, 2022.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Principal amounts:
Principal	$575,000	$145,704
Unamortized debt discount (1)	(48,616)	—
Unamortized debt issuance costs (1)	(2,713)	(396)
Net carrying amount	$523,671	$145,308
Carrying amount of equity component (2)	$148,598	$—

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. As of July 31, 2021, the effective interest rate was 6.62%. As of April 30, 2022, the effective interest rate was 0.41%.
(2)
Included in the consolidated balance sheet as of July 31, 2021 within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of April 30, 2022, the remaining life of the 2023 Notes was approximately 8 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$7,985	$—	$23,564	$—
Interest expense related to amortization of debt issuance costs	446	148	1,315	696
Total interest expense	$8,431	$148	$24,879	$696

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheets as of July 31, 2021 and April 30, 2022. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	8,906	27,997
Unamortized debt discount (conversion feature) (1)	(203,619)	(178,210)
Unamortized debt issuance costs (1)	(23,264)	(20,361)
Net carrying amount	$532,023	$579,426

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of April 30, 2022, the remaining life of the 2026 Notes was approximately 4.4 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$8,034	$8,619	$19,115	$25,408
Interest expense related to amortization of debt issuance costs	917	985	2,184	2,904
Non-cash interest expense	4,716	4,833	11,331	14,408
Total interest expense	$13,667	$14,437	$32,630	$42,720

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through April 30, 2022 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

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

The 2027 Notes consisted of the following:

As of April 30, 2022
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt issuance costs (1)	(8,376)
Net carrying amount	$566,624

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of April 30, 2022, the remaining life of the 2027 Notes was approximately 5.4 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2022	2022
	(in thousands)
Contractual interest expense	$359	$870
Interest expense related to amortization of debt issuance costs	381	921
Total interest expense	$740	$1,791

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

Total operating lease cost was $10.8 million and $31.7 million for the three and nine months ended April 30, 2021, respectively, and $10.7 million and $32.4 million for the three and nine months ended April 30, 2022, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.3 million and $0.4 million for the three and nine months ended April 30, 2021, respectively, and $0.7 million and $1.7 million for the three and nine months ended April 30, 2022, respectively.

During the first quarter of fiscal 2021, we recorded impairment charges related to certain of our international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $2.8 million impairment in our condensed consolidated statement of operations for the three and nine months ended April 30, 2021. Of the $2.8 million impairment, approximately $1.9 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$170,277	$169,426
Accumulated amortization	(64,374)	(85,999)
Operating lease right-of-use assets, net	$105,903	$83,427
Operating lease liabilities—current	$42,670	$44,171
Operating lease liabilities—non-current	86,599	54,373
Total operating lease liabilities	$129,269	$98,544
Weighted average remaining lease term (in years):	3.1	2.5
Weighted average discount rate:	5.5%	5.6%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$8,972	$13,501
Accumulated amortization (1)	(687)	(2,378)
Finance lease right-of-use assets, net (1)	$8,285	$11,123
Finance lease liabilities—current (2)	$1,772	$2,680
Finance lease liabilities—non-current (3)	6,527	8,479
Total finance lease liabilities	$8,299	$11,159
Weighted average remaining lease term (in years):	4.7	4.2
Weighted average discount rate:	6.7%	5.9%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,860	$11,353	$34,234	$36,910
Financing cash flows from finance leases	$—	$303	$—	$626
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$1,067	$13,538	$5,017
Finance leases	$253	$656	$342	$4,529

The undiscounted cash flows for our operating lease liabilities as of April 30, 2022 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2022 (remaining three months)	$12,187	$687	$12,874
2023	48,177	2,750	50,927
2024	33,703	2,750	36,453
2025	7,359	2,750	10,109
2026	2,510	2,048	4,558
Thereafter	2,550	337	2,887
Total lease payments	106,486	11,322	117,808
Less: imputed interest	(7,942)	(163)	(8,105)
Total lease obligation	98,544	11,159	109,703
Less: current lease obligations	(44,171)	(2,680)	(46,851)
Long-term lease obligations	$54,373	$8,479	$62,852

As of April 30, 2022, we had additional operating lease commitments of approximately $0.8 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2022, with lease terms of approximately two years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our OEMs to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2022, we had up to approximately $99.1 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $89.6 million in the form of guarantees to certain of our OEMs.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Current Complaint"), again naming us and two of our officers as defendants. The Current Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Current Complaint seeks monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Current Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Current Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. We plan to continue to vigorously defend against the claims in the Current Complaint and the Options Class Action. We recorded an accrual for estimated loss contingencies associated with this matter in an amount equal to a settlement offer we made at the mediation. The accrual does not reflect our views of the merits of claims in the Current Complaint and the Options Class Action. In addition, we recorded a corresponding receivable for the estimated recovery in respect of our settlement offer and certain legal fees and professional expenses payable under our applicable insurance policies. The accrual and estimated recovery may change in the future due to new developments, and the actual liability and recovery may vary significantly from current estimates.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of April 30, 2022, we had one class of outstanding common stock consisting of Class A common stock.

As of April 30, 2022, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 42.0 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of April 30, 2022, we had 224.3 million shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding.

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

During the nine months ended April 30, 2021, we repurchased 5.2 million shares of Class A common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of April 30, 2022, there was no remaining authorization and the program had expired.

In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of 2027 Notes to repurchase 1.4 million shares of Class A common stock in open market transactions at an average price of $42.77 per share. For additional details on these transactions, refer to Note 5.

NOTE 9. EQUITY INCENTIVE PLANS

Stock Plans

We have three equity incentive plans, the 2010 Stock Plan ("2010 Plan"), 2011 Stock Plan ("2011 Plan") and 2016 Equity Incentive Plan ("2016 Plan"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our initial public offering ("IPO"). As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms.

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2020 and 2021, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.1 million and 10.7 million shares, respectively, pursuant to these provisions. As of April 30, 2022, we had reserved a total of 41.6 million shares for the issuance of equity awards under the Stock Plans, of which 16.4 million shares were still available for grant.

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

Market Stock Units

In connection with his hiring, in December 2020, the Compensation Committee of our Board of Directors approved the grant of 703,117 RSUs subject to certain market conditions ("MSUs") to our CEO. These MSUs have a weighted average grant date fair value per unit of $35.69 and will vest up to 133% based upon the achievement of certain stock price targets over a performance period of approximately 4.0 years, subject to his continuous service on each vesting date.

In order to align with the MSUs granted to our CEO, in December 2020, the Compensation Committee of our Board of Directors modified the vesting conditions for the 75,000 MSUs previously granted to another individual who was then serving as one of our executives. These modified MSUs had a weighted average grant date fair value per unit of $27.54 and vested based upon the achievement of a modified stock price target over the original performance period of approximately 3.9 years, subject to continuous service on each vesting date. The incremental compensation cost resulting from this modification was not material. Following the individual's resignation during the second quarter of fiscal 2022, his remaining unvested MSUs were cancelled.

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of April 30, 2022, approximately 1.2 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2021	21,708	$30.98
Granted	13,059	$33.90
Released	(7,722)	$32.42
Forfeited	(4,279)	$32.74
Outstanding at April 30, 2022	22,766	$31.83

Stock Options

We did not grant any stock options during the nine months ended April 30, 2022. A total of 0.9 million stock options were exercised during the nine months ended April 30, 2022, with a weighted average exercise price per share of $4.48.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2022, 2.4 million stock options, with a weighted average exercise price of $5.47 per share, a weighted average remaining contractual life of 1.7 years and an aggregate intrinsic value of $47.7 million, remained outstanding.

Employee Stock Purchase Plan

In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 (the "Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. On December 13, 2019, during our 2019 Annual Meeting of Stockholders, our stockholders approved certain amendments to the Original 2016 ESPP. Under the amended and restated Original 2016 ESPP (the "2016 ESPP"), the maximum number of shares of Class A common stock available for sale is 11.5 million shares, representing an increase of 9.2 million shares.

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

During the nine months ended April 30, 2022, 2.8 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $62.6 million. As of April 30, 2022, 2.4 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2021	2022
Expected term (in years)	0.78	0.81
Risk-free interest rate	0.1%	1.0%
Volatility	56.9%	43.4%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Cost of revenue:
Product	$1,291	$1,830	$4,454	$5,529
Support, entitlements and other services	6,337	7,307	17,862	23,564
Sales and marketing	30,743	25,463	93,001	80,975
Research and development	40,802	35,467	114,747	109,709
General and administrative	16,113	14,439	38,874	43,321
Total stock-based compensation expense	$95,286	$84,506	$268,938	$263,098

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2022, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $668.3 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.4 million and $13.8 million for the three and nine months ended April 30, 2021, respectively, and $3.6 million and $13.0 million for the three and nine months ended April 30, 2022, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(123,640)	$(111,635)	$(676,078)	$(646,548)
Denominator:
Weighted average shares—basic and diluted	207,715	222,473	204,407	218,888
Net loss per share attributable to common stockholders— basic and diluted	$(0.60)	$(0.50)	$(3.31)	$(2.95)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Nine Months Ended April 30,
	2021	2022
	(in thousands)
Outstanding stock options and RSUs	28,305	25,204
Employee stock purchase plan	3,048	2,654
Common stock issuable upon the conversion of the Notes	—	39,968
Contingently issuable shares pursuant to acquisitions	253	—
Total	31,606	67,826

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
U.S.	$184,392	$227,195	$543,766	$670,782
Europe, the Middle East and Africa	82,106	96,551	228,147	278,129
Asia Pacific	64,687	67,991	190,472	208,518
Other Americas	13,323	11,921	41,259	37,827
Total revenue	$344,508	$403,658	$1,003,644	$1,195,256

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2021	April 30, 2022
	(in thousands)
United States	$86,468	$77,623
International	45,153	39,871
Total long-lived assets	$131,621	$117,494

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed on September 21, 2021. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

We had a broad and diverse base of approximately 21,980 end customers as of April 30, 2022, including approximately 970 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers. Since shipping our first product in fiscal 2012, our end customer base has grown rapidly.

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

We continue to invest in the growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health. As discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, both in response to the ongoing and continuously evolving COVID-19 pandemic and as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.

Late in the fiscal quarter ended April 30, 2022, we saw an unexpected impact from increased supply chain challenges with increased hardware supply chain delays resulting in an increasing percentage of orders having start dates in future quarters and certain customers delaying their purchase of our software pending availability of the hardware on which our software runs. This impact affected both our ACV billings and revenue for the fiscal quarter ended April 30, 2022, and we expect this trend to continue in the fiscal quarter ending July 31, 2022 and potentially beyond.

Impact of the COVID-19 Pandemic

The ongoing and continuously evolving pandemic caused by the COVID-19 virus (collectively with any new variants or related strains thereof, "COVID-19" and the ongoing pandemic caused thereby, the "COVID-19 pandemic") has significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals have vacillated between implementing and lifting numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns, depending on the severity of the pandemic. The COVID-19 pandemic has impacted and may continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

In response to the COVID-19 pandemic, we have also taken a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world; requiring our employees to work remotely; implementing travel restrictions that allow only the most essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events. As a result of such actions, as well as the general effects of the COVID-19 pandemic, our business and operations have experienced and may continue to experience numerous negative impacts, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; increased cybersecurity risks or other security challenges; delays or disruptions to our product roadmap and our ability to deliver new products, features, or enhancements; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. We also expect the reduced manufacturing capacity caused by the pandemic to result in increases in the prices of certain components used to manufacture such hardware platforms, which may increase the price of those hardware platforms for our end customers, or delay the availability of hardware platforms that our customers use to operate our software. Travel bans, shutdowns, social distancing restrictions and remote work policies also make it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Total revenue	$344,508	$403,658	$1,003,644	$1,195,256
Year-over-year percentage increase	8.2%	17.2%	2.4%	19.1%
Subscription revenue	$307,332	$370,496	$891,443	$1,083,141
Total billings	$371,147	$447,955	$1,091,608	$1,310,521
Subscription billings	$330,774	$412,720	$963,865	$1,199,447
Annual contract value ("ACV") billings	$159,919	$204,724	$430,747	$577,519
Annual recurring revenue ("ARR")	$762,024	$1,114,420	$762,024	$1,114,420
Run-rate ACV	$1,447,274	$1,728,620	$1,447,274	$1,728,620
Gross profit	$270,034	$323,809	$790,257	$953,992
Non-GAAP gross profit	$281,356	$336,314	$823,942	$993,297
Gross margin	78.4%	80.2%	78.7%	79.8%
Non-GAAP gross margin	81.7%	83.3%	82.1%	83.1%
Operating expenses	$450,607	$416,157	$1,309,151	$1,278,016
Non-GAAP operating expenses	$361,486	$341,715	$1,056,256	$1,041,626
Total deferred revenue	$1,274,036	$1,431,980	$1,274,036	$1,431,980
Net cash (used in) provided by operating activities	$(55,551)	$(3,167)	$(75,180)	$29,539
Free cash flow	$(71,494)	$(20,056)	$(116,291)	$(4,740)
Total end customers	19,430	21,980	19,430	21,980

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$307,332	$370,496	$891,443	$1,083,141
Non-portable software revenue	16,741	9,368	58,445	38,247
Hardware revenue	975	1,329	3,025	5,245
Professional services revenue	19,460	22,465	50,731	68,623
Total revenue	$344,508	$403,658	$1,003,644	$1,195,256
Disaggregation of billings:
Subscription billings	$330,774	$412,720	$963,865	$1,199,447
Non-portable software billings	16,741	9,368	58,445	38,247
Hardware billings	975	1,329	3,025	5,245
Professional services billings	22,657	24,538	66,273	67,582
Total billings	$371,147	$447,955	$1,091,608	$1,310,521

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $159.5 million and $466.5 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively, and $191.1 million and $565.5 million for the three and nine months ended April 30, 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $147.8 million and $424.9 million of our subscription revenue for the three and nine months ended April 30, 2021, respectively, and $179.4 million and $517.6 million for the three and nine months ended April 30, 2022, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Total revenue	$344,508	$403,658	$1,003,644	$1,195,256
Change in deferred revenue	26,639	44,297	87,964	115,265
Total billings (non-GAAP)	$371,147	$447,955	$1,091,608	$1,310,521

Gross profit	$270,034	$323,809	$790,257	$953,992
Stock-based compensation	7,628	9,137	22,316	29,093
Amortization of intangible assets	3,694	3,368	11,082	10,212
Impairment of lease-related assets	—	—	287	—
Non-GAAP gross profit	$281,356	$336,314	$823,942	$993,297

Gross margin	78.4%	80.2%	78.7%	79.8%
Stock-based compensation	2.2%	2.3%	2.2%	2.4%
Amortization of intangible assets	1.1%	0.8%	1.1%	0.9%
Impairment of lease-related assets	—%	—%	0.1%	—%
Non-GAAP gross margin	81.7%	83.3%	82.1%	83.1%

Operating expenses	$450,607	$416,157	$1,309,151	$1,278,016
Stock-based compensation	(87,658)	(75,369)	(246,622)	(234,005)
Amortization of intangible assets	(651)	(651)	(1,953)	(1,953)
Impairment of lease-related assets	—	—	(2,535)	—
Other	(812)	1,578	(1,785)	(432)
Non-GAAP operating expenses	$361,486	$341,715	$1,056,256	$1,041,626

Net cash (used in) provided by operating activities	$(55,551)	$(3,167)	$(75,180)	$29,539
Purchases of property and equipment	(15,943)	(16,889)	(41,111)	(34,279)
Free cash flow (non-GAAP)	$(71,494)	$(20,056)	$(116,291)	$(4,740)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Subscription revenue	$307,332	$370,496	$891,443	$1,083,141
Change in subscription deferred revenue	23,442	42,224	72,422	116,306
Subscription billings	$330,774	$412,720	$963,865	$1,199,447

Professional services revenue	$19,460	$22,465	$50,731	$68,623
Change in professional services deferred revenue	3,197	2,073	15,542	(1,041)
Professional services billings	$22,657	$24,538	$66,273	$67,582

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 and the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward our high growth potential without sacrificing our overall financial health.

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. However, we have recently seen higher-than-normal attrition among our sales representatives and our overall sales headcount being below our targets, which may negatively impact our billings and revenue growth. While we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2022, we considered approximately 72% of our global sales team members to be fully ramped, while the remaining approximately 28% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events at which our sales team members have historically received in-person sales enablement and related trainings, as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the continued higher-than-normal attrition rates of sales representatives, may impact the productivity of our sales teams in the near-term. We are focused on actively managing these realignments and potential effects. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

Investment in Research and Development and Engineering – We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we had previously effected a global hiring pause outside of a small number of critical roles and, while the hiring pause is no longer in effect, the overall growth in our global research and development and engineering teams may fluctuate from quarter to quarter in the near-term.

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers. We sell our solutions primarily through our partners, and our solutions primarily run on hardware appliances which are purchased from our OEM partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our partners and OEMs in the long term will extend and improve our engagement with a broad set of end customers. Our reliance on manufacturers, including our OEM partners, to produce the hardware appliances on which our software runs exposes us to supply chain delays, which impair our ability to provide services to end customers in a timely manner. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2022, approximately 72% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.9x greater, on average, than their initial order. This number increases to approximately 19.9x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2022. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

Our business and operating results will depend on our ability to retain and sell additional solutions to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model and ongoing product transitions may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(in thousands)
Revenue:
Product	$172,308	$199,616	$502,858	$588,872
Support, entitlements and other services	172,200	204,042	500,786	606,384
Total revenue	344,508	403,658	1,003,644	1,195,256
Cost of revenue:
Product (1)(2)	12,896	13,739	39,494	43,056
Support, entitlements and other services (1)	61,578	66,110	173,893	198,208
Total cost of revenue	74,474	79,849	213,387	241,264
Gross profit	270,034	323,809	790,257	953,992
Operating expenses:
Sales and marketing (1)(2)	263,358	234,530	781,719	726,196
Research and development (1)	144,917	142,075	416,292	427,949
General and administrative (1)	42,332	39,552	111,140	123,871
Total operating expenses	450,607	416,157	1,309,151	1,278,016
Loss from operations	(180,573)	(92,348)	(518,894)	(324,024)
Other income (expense), net	61,352	(15,676)	(143,381)	(309,557)
Loss before provision for income taxes	(119,221)	(108,024)	(662,275)	(633,581)
Provision for income taxes	4,419	3,611	13,803	12,967
Net loss	$(123,640)	$(111,635)	$(676,078)	$(646,548)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,291	$1,830	$4,454	$5,529
Support, entitlements and other services cost of revenue	6,337	7,307	17,862	23,564
Sales and marketing	30,743	25,463	93,001	80,975
Research and development	40,802	35,467	114,747	109,709
General and administrative	16,113	14,439	38,874	43,321
Total stock-based compensation expense	$95,286	$84,506	$268,938	$263,098

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,694	$3,368	$11,082	$10,212
Sales and marketing	651	651	1,953	1,953
Total amortization of intangible assets	$4,345	$4,019	$13,035	$12,165

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2022	2021	2022
	(as a percentage of total revenue)
Revenue:
Product	50.0%	49.5%	50.1%	49.3%
Support, entitlements and other services	50.0%	50.5%	49.9%	50.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.7%	3.4%	3.9%	3.6%
Support, entitlements and other services	17.9%	16.4%	17.3%	16.6%
Total cost of revenue	21.6%	19.8%	21.3%	20.2%
Gross profit	78.4%	80.2%	78.7%	79.8%
Operating expenses:
Sales and marketing	76.4%	58.1%	77.9%	60.8%
Research and development	42.1%	35.2%	41.5%	35.8%
General and administrative	12.3%	9.8%	11.1%	10.4%
Total operating expenses	130.8%	103.1%	130.4%	107.0%
Loss from operations	(52.4)%	(22.9)%	(51.7)%	(27.2)%
Other income (expense), net	17.8%	(3.9)%	(14.3)%	(25.9)%
Loss before provision for income taxes	(34.6)%	(26.8)%	(66.0)%	(53.1)%
Provision for income taxes	1.3%	0.9%	1.4%	1.1%
Net loss	(35.9)%	(27.7)%	(67.4)%	(54.2)%

Comparison of the Three and Nine Months Ended April 30, 2021 and 2022

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Product	$172,308	$199,616	$27,308	16%	$502,858	$588,872	$86,014	17%
Support, entitlements and other services	172,200	204,042	31,842	18%	500,786	606,384	105,598	21%
Total revenue	$344,508	$403,658	$59,150	17%	$1,003,644	$1,195,256	$191,612	19%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
U.S.	$184,392	$227,195	$42,803	23%	$543,766	$670,782	$127,016	23%
Europe, the Middle East and Africa	82,106	96,551	14,445	18%	228,147	278,129	49,982	22%
Asia Pacific	64,687	67,991	3,304	5%	190,472	208,518	18,046	9%
Other Americas	13,323	11,921	(1,402)	(11)%	41,259	37,827	(3,432)	(8)%
Total revenue	$344,508	$403,658	$59,150	17%	$1,003,644	$1,195,256	$191,612	19%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in product revenue for the three and nine months ended April 30, 2022 was due primarily to increases in software revenue resulting from an increased adoption of our products, as well as growth in software renewals due to our transition to selling subscription term-based licenses, partially offset by the impact of the shorter average contract terms resulting from this transition. For the three and nine months ended April 30, 2021, the total average contract term was approximately 3.3 years and 3.4 years, respectively. For the three and nine months ended April 30, 2022, the total average contract term was approximately 3.2 years and 3.1 years, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and nine months ended April 30, 2022, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Cost of product revenue	$12,896	$13,739	$843	7%	$39,494	$43,056	$3,562	9%
Product gross margin	92.5%	93.1%			92.1%	92.7%
Cost of support, entitlements and other services revenue	$61,578	$66,110	$4,532	7%	$173,893	$198,208	$24,315	14%
Support, entitlements and other services gross margin	64.2%	67.6%			65.3%	67.3%
Total gross margin	78.4%	80.2%			78.7%	79.8%

Cost of product revenue

Cost of product revenue increased for the three and nine months ended April 30, 2022, as compared to the prior year periods, due primarily to a corresponding increase in hardware revenue. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 0.6 percentage points for both the three and nine months ended April 30, 2022, as compared to the prior year periods, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2022, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 3.4 percentage points and 2.0 percentage points for the three and nine months ended April 30, 2022, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$263,358	$234,530	$(28,828)	(11)%	$781,719	$726,196	$(55,523)	(7)%
Percent of total revenue	76.4%	58.1%			77.9%	60.8%

Sales and marketing expense decreased for the three and nine months ended April 30, 2022, as compared to the prior year periods, due primarily to lower marketing costs resulting from decreased spending and increased efficiencies, as well as lower headcount-related costs, driven by the 9% decrease in sales and marketing headcount from April 30, 2021 to April 30, 2022. The overall decrease in sales and marketing expense was partially offset by savings in the prior year period due to the company-wide furlough week during the first quarter of fiscal 2021, as well as an increase in commissions expense as a result of the increase in revenue.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Research and development	$144,917	$142,075	$(2,842)	(2)%	$416,292	$427,949	$11,657	3%
Percent of total revenue	42.1%	35.2%			41.5%	35.8%

Research and development expense decreased for the three months ended April 30, 2022, as compared to the prior year period, due primarily to lower stock-based compensation expense resulting from terminations during the period.

Research and development expense increased for the nine months ended April 30, 2022, as compared to the prior year periods, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 13% from April 30, 2021 to April 30, 2022, partially offset by lower stock-based compensation expense resulting from terminations during the period.

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
General and administrative	$42,332	$39,552	$(2,780)	(7)%	$111,140	$123,871	$12,731	11%
Percent of total revenue	12.3%	9.8%			11.1%	10.4%

General and administrative expense decreased for the three months ended April 30, 2022, as compared to the prior year period, due primarily to lower legal and outside services costs as well as lower stock-based compensation expense resulting from terminations during the period, partially offset by an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 14% from April 30, 2021 to April 30, 2022.

General and administrative expense increased for the nine months ended April 30, 2022, as compared to the prior year period, due primarily to an increase in personnel-related costs resulting from growth in our G&A headcount.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Interest income, net	$940	$1,123	$(183)	(19)%	$3,418	$2,199	$1,219	36%
Change in fair value of derivative liability	85,027	—	85,027	100%	(81,353)	(198,038)	116,685	143%
Amortization of debt discount and issuance costs and interest expense	(22,098)	(15,325)	(6,773)	(31)%	(57,508)	(45,209)	(12,299)	(21)%
Debt extinguishment costs	—	—	—	0%	—	(64,911)	64,911	100%
Other	(2,517)	(1,474)	(1,043)	(41)%	(7,938)	(3,598)	(4,340)	(55)%
Other income (expense), net	$61,352	$(15,676)	$77,028	126%	$(143,381)	$(309,557)	$166,176	116%
Other income (expense), net increased for the three months ended April 30, 2022, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes, which was reclassified to equity during the first quarter of fiscal 2022.

Other income (expense), net increased for the nine months ended April 30, 2022, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes and the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2022	$	%	2021	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,419	$3,611	$(808)	(18)%	$13,803	$12,967	$(836)	(6)%

The decreases in the income tax provision for the three and nine months ended April 30, 2022, as compared to the prior year periods, were due primarily to tax benefits from the release of acquisition-related unrecognized tax positions, partially offset by an increase in foreign taxes from higher taxable earnings in foreign jurisdictions, as we continued to grow our business globally. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of April 30, 2022, we had $386.7 million of cash and cash equivalents, $3.1 million of restricted cash and $913.9 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2021	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(75,180)	$29,539
Net cash used in investing activities	(629,751)	(31,546)
Net cash provided by financing activities	660,881	102,916
Net (decrease) increase in cash, cash equivalents and restricted cash	$(44,050)	$100,909

Cash Flows from Operating Activities

Net cash provided by operating activities was $29.5 million for the nine months ended April 30, 2022, compared to net cash used in operating activities of $75.2 million for the nine months ended April 30, 2021. The increase in cash provided by operating activities for the nine months ended April 30, 2022 was due primarily to an increase in cash collections during the period.

Cash Flows from Investing Activities

Net cash used in investing activities of $629.8 million for the nine months ended April 30, 2021 included $1,145.3 million of short-term investment purchases and $41.1 million of purchases of property and equipment, partially offset by $486.6 million of maturities of short-term investments and $70.1 million of sales of short-term investments.

Net cash used in investing activities of $31.5 million for the nine months ended April 30, 2022 included $794.2 million of short-term investment purchases and $34.3 million of purchases of property and equipment, partially offset by $778.9 million of maturities of short-term investments and $18.0 million of sales of short-term investments.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by financing activities of $102.9 million for the nine months ended April 30, 2022 included $88.7 million of proceeds from the issuance of the 2027 Notes, net of issuance costs, $66.6 million of proceeds from the sale of shares through employee equity incentive plans, and $39.9 million of proceeds from the unwinding of convertible note hedges related to the 2023 Notes, partially offset by $58.6 million of repurchases of our Class A common stock, $18.4 million of payments for the unwinding of warrants related to the 2023 Notes, and $14.7 million of debt extinguishment costs.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,498,701	$145,704	$—	$777,997	$575,000
Interest on convertible senior notes (1)	2,601	116	—	2,485	—
Operating leases (undiscounted basis) (2)	107,282	49,573	52,014	5,695	—
Other commitments (3)	99,147	89,811	6,263	3,073	—
Guarantees with OEMs	89,627	89,627	—	—	—
Total	$1,797,358	$374,831	$58,277	$789,250	$575,000

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

As of April 30, 2022, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

Off-Balance Sheet Arrangements

As of April 30, 2022, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $37.0 million and $43.8 million for the nine months ended April 30, 2021 and 2022, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to our continued global expansion. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on management’s evaluation, our principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures are effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. The risk factor below has been materially updated from the corresponding risk factor in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. There have been no additional material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Because we depend on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to supply chain disruptions and delays and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

We rely on manufacturers, including our OEM partners, to produce the hardware appliances on which our software runs, including both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product supply and timing, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks successfully and in a timely manner. For example, key components of the hardware on which our software runs have been affected by the ongoing chip shortage. Late in the fiscal quarter ended April 30, 2022, we saw an unexpected impact from increased supply chain challenges with increased hardware supply chain delays resulting in an increasing percentage of orders having start dates in future quarters and certain customers delaying their purchase of our software pending availability of the hardware on which our software runs. Furthermore, our orders for NX series appliances represent a relatively small percentage of the overall orders received by such hardware manufacturers from their customers. Therefore, fulfilling our orders may not be a priority in guiding their business decisions and operational commitments. If we fail to manage our relationships with these manufacturers effectively, or if any of them continue to experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to meet our or our end customers’ requirements for timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software will be materially delayed, which may further adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	First Amendment to Second Amended and Restated Outside Director Compensation					X
10.2+	Offer Letter between Nutanix, Inc. and Rukmini Sivaraman, dated April 10, 2022	8-K	001-37883	10.1	4/12/2022
10.3	Tenth Amendment, dated as of May 18, 2022, by and between Nutanix, Inc. and Hudson 1740 Technology, LLC					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: June 2, 2022	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)