Form 10-K
period 2022-07-31
Nutanix, Inc.
filed 2022-09-21
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $6.0 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2022, the registrant had 227,032,085 shares of Class A common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2022 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2022.

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
•
the impact of events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, war, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events;
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

PART I

ITEM 1. Business

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and their data.

Founded in 2009, we pioneered the hyperconverged infrastructure ("HCI") category, initially combining the disparate IT silos of compute, storage and networking into a single on-premises product which offered simplicity, lower total cost of ownership, scalability and customer choice. We continued to innovate and developed Acropolis Hypervisor ("AHV") - our native hypervisor designed to run all virtualized applications. To give our customers even more choice, we engineered our software solutions to run on a variety of server platforms, decoupling our software from our Nutanix-branded hardware appliances and powering a variety of on-premises private cloud deployments; a significant step in our transition from a hardware to a software company. That transition has continued with the adoption of "cloud" as a mainstream IT paradigm, which has motivated IT professionals to move toward hybrid cloud architectures that allow businesses to simultaneously utilize a private cloud powered by Nutanix software, along with third-party public cloud infrastructures for maximum flexibility. We continue to transform our software solutions into a comprehensive enterprise cloud platform, based on web-scale engineering principles and with a focus on automation and operational simplicity, which allows our customers to power nearly any scale IT deployment. Although today our customers primarily use our enterprise cloud platform to power their on-premises private cloud deployments, our solutions also simplify the complexities of multicloud environments with a single management console for automation, cost governance and compliance. The end result will be an enterprise cloud platform that empowers our customers to unify operations, infrastructure and data services from the edge, to private cloud and public clouds, allowing IT to choose the right cloud for each application.

To provide our customers with the freedom to choose the best consumption model based on their specific business needs, we have also continued to reshape our licensing by moving toward a subscription-based business model. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K. Furthermore, as part of our transition to a subscription-based business model, we have transitioned to a sales compensation structure that is based on Annual Contract Value ("ACV"). These transitions have caused, and will continue to cause, our traditional life-of-device licensing models to become increasingly replaced by term-based licenses, portable across hybrid- and multicloud deployments. We believe that these transitions – from hardware to software solutions, and from life-of-device to subscription models – will contribute to our long-term growth. In fiscal 2022, our subscription billings increased to 92% of total billings, up 3 percentage points from fiscal 2021, and our subscription revenue reached $1.4 billion, representing a year-over-year increase of 15%. In fiscal 2022, ACV billings was $756.3 million, representing a year-over-year increase of 27%.

The Nutanix Cloud Platform

Leveraging the foundation of our core HCI technology, the Nutanix Cloud Platform delivers a rich set of products, solutions and services to enable our customers to simply manage their private cloud and, increasingly, their public and hybrid multicloud environments. All of our offerings are supported by a unified control plane, unified Application Programming Interfaces ("APIs"), security, and lifecycle management. The Nutanix Cloud Platform is available in private cloud deployment, and is increasingly available on public cloud, through managed service providers and telcos, and in the future, as-a-Service.

In 2022, we updated our pricing and packaging to simplify our product portfolio and streamline the products and offerings that we have developed over the years. The description of our products and offerings below are based on our new simplified product portfolio, but will also refer, in parentheses, to the product names that we have used in the past.

Nutanix Cloud Infrastructure (NCI) – Our offerings in hybrid cloud infrastructure combine our core HCI software stack (AOS) and our native, enterprise-grade hypervisor (AHV), and also add in support for virtual networking, disaster recovery, network and data security and Kubernetes container runtime.

AOS. AOS converges virtualization, storage, and networking services into a turnkey solution. AOS supports major hypervisors, including our native AHV and VMware ESXi and uses software running across a scale-out cluster of servers to deliver advanced storage capabilities to all workloads running on the compute cluster. Building on a distributed data fabric, AOS enables robust enterprise storage services across multiple storage protocols. Storage capabilities include snapshots and cloning, performance acceleration capabilities, such as data locality and all flash optimizations, storage optimization, such as deduplication, compression and erasure coding, data protection and disaster recovery features, and data security with software based data encryption. Our disaster recovery solutions include long distance data replication between multiple sites, advanced failover orchestration capabilities and support for metro high availability configurations, zero loss synchronous replication and snapshot based disaster recovery over any distance.

AHV. AHV is a native, enterprise-grade virtualization solution that is included with our enterprise cloud platform with no additional software components to license, install or manage. AHV is built upon a widely-used open source hypervisor technology, known as KVM and extends its base functionality to include additional features for storage performance and workload management such as virtual machine high availability and live migration. AHV also includes such features as flexible migrations, automated workload placement, security hardening, network virtualization, data protection and disaster recovery and rich analytics.

Flow Virtual Networking and Flow Network Security. Flow provides services to visualize the network, automate common network operations, build virtual private networks, and integrate with various third-party networking and security products. We supplement the networking capabilities of AOS with application-centric firewall services based on advanced microsegmentation technology (Flow Network Security) that protect applications against internal and external threats.

Nutanix Kubernetes Engine (previously known as Karbon). Our cloud infrastructure stack also provides for automated deployment and management of Kubernetes clusters to simplify the provisioning, operations and lifecycle management of cloud-native environments, containerized applications and microservices.

Nutanix Cloud Clusters (NC2). In addition, we provide full automation to deploy our cloud infrastructure stack in public cloud environments like Amazon Web Services ("AWS") bare-metal (currently generally available) and Microsoft Azure (currently in public preview and expected to become generally available in the future) as NC2. NC2 provides ultimate flexibility for customers as just another deployment model for their NCI licenses, allowing them to take advantage of the elasticity of public cloud resources while maintaining the same operating model they have been accustomed to on premises. Elastic disaster recovery, cloud bursting, site consolidation and cloud migration are typical NC2 use cases.

Nutanix Cloud Management (NCM) – Our offerings in cloud management combine intelligent operations, self-service for infrastructure and applications, multicloud governance and security. Our offerings in cloud management include our control plane providing management and analytics across the Nutanix Cloud Platform, which delivers integrated management, capacity planning, robust operational analytics, automated remediation, self-service capabilities and one-click administration (previously known as Prism Pro/Ultimate). We also provide cloud governance (previously known as Nutanix Beam) as well as automation services that streamline application lifecycle management, provide self-service provisioning for infrastructure and applications, and deliver powerful multicloud orchestration (previously known as Nutanix Calm).

Nutanix Unified Storage (NUS) – Our Unified Storage product offering includes scale-out storage services that consolidate management of structured and unstructured data. Nutanix customers can simplify storage operations, while delivering enterprise-grade NFS and SMB files services (Nutanix Files), as well as S3-compatible object services (Nutanix Objects), at nearly any scale. NUS can be enabled on a Nutanix HCI cluster next to virtualized workloads or can be deployed as a dedicated cluster, as a full replacement for traditional network files and object storage appliances. In addition to the scale and performance of NUS, we further differentiate NUS with the same focus on simplicity and user experience that Nutanix is known for, as well as with complementary data security governance offerings such as Nutanix Data Lens.

Nutanix Database Service (NDB) – We also provide automated database management to simplify database administration and to efficiently manage database copies that proliferate in most IT environments (previously known as Nutanix Era). NDB supports a variety of databases, both proprietary and open source, and can run both in the private datacenter and in public clouds through Nutanix Cloud Clusters.

Desktop-as-a-Service – Our Desktop-as-a-Service product offering provides a rich set of end-user computing ("EUC") services that can reduce the cost of delivering virtualized desktops and applications, while improving performance and scalability. Services include virtualization, file storage, security and networking for traditional VDI environments. We also provide desktop-as-a-service (Nutanix Frame) to deliver virtual apps or desktops to users from multiple public cloud environments and/or an enterprises private cloud data center, which can be easily accessed from any browser.

Delivery of Our Solutions

The Nutanix Cloud Platform can be deployed on-premises at the edge or in data centers, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS (currently generally available) and Microsoft Azure (currently in public preview and expected to become generally available in the future) through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or, in limited cases, directly from Nutanix.

Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and SaaS subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

Our Partners

We have established relationships with channel, OEM, ecosystem and cloud partners, all of which help to drive the adoption and sale of our solutions with our end customers. Our solutions can be purchased through one of our channel partners or OEMs.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos and global systems integrators. Arrow Electronics, Inc., a distributor to our end customers, represented 29%, 32% and 33% of our total revenue for fiscal 2020, 2021 and 2022, respectively. Tech Data Corporation, another distributor to our end customers, represented 14%, 15% and 15% of our total revenue for fiscal 2020, 2021 and 2022, respectively.

OEM Partners. OEMs typically pre-install our software on hardware appliances and sell to end customers, and our offerings may also be sold through our OEMs and delivered directly to our end customers. Dell Technologies ("Dell"), Lenovo Group Ltd. ("Lenovo"), International Business Machines Corporation ("IBM"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE") and Inspur Group ("Inspur") pre-install our software on their hardware to create the Dell XC Series, Lenovo Converged HX Series, IBM CS Series, Fujitsu XF Series, HPE DX Series and Inspur inMerge 1000 Series appliances, respectively. HPE also delivers our software with HPE DX Series Servers as a service through the HPE GreenLake offering. Some of our OEM partners also sell associated support offerings.

Ecosystem Partners. We have developed relationships with a broad range of leading technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner arm of our Elevate Partner Program, our developer, application, networking and security, data protection, hardware and infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. Such integrations enable a simpler deployment and consumption experience for our customers in their environments and increases adoption of our enterprise cloud platform. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers, including partnerships with Red Hat, Citrix, and Intel. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers while retaining existing ones.

Cloud Partners. Our partnerships with public cloud providers help us to realize our vision of a hybrid multicloud. The deployment of Nutanix Cloud Clusters on AWS extends the availability of our core HCI software, along with all of our solutions, to bare metal Amazon Elastic Compute Cloud instances on AWS (currently generally available). We also have a partnership with Microsoft Corporation ("Microsoft") to offer a hybrid cloud solution on Microsoft Azure by extending Nutanix Cloud Clusters to Azure environments and ultimately enabling hybrid cloud management, on-premises or in Azure, through the Azure Arc control plane (currently in public preview and expected to become generally available in the future).

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

Our End Customers

Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications, and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 22,000 end customers as of July 31, 2022, including approximately 980 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Growth Strategy

Key elements of our growth strategy include:

•
Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full enterprise cloud platform that is designed to support a wide variety of workloads across private, public and hybrid multicloud deployments. We intend to continue to invest in developing our enterprise cloud platform with new features, services and products to expand our market opportunity in both core and adjacent markets.
•
Invest to acquire new end customers. We intend to grow our base of end customers by continuing to invest in sales and marketing, leveraging our network of channel partners and OEMs, grow our business internationally and extending our enterprise cloud platform to address new customer segments. One area of continued focus is increasing our sales to new, and expanding our sales to existing, large enterprise customers.
•
Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific project or application deployment. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive additional purchases throughout our broader product portfolio, while also focusing on customer adoption and customer consumption of their original purchases. We believe this land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.

•
Enhanced focus on renewals. In addition to our land and expand strategy described above, as part of our transition to a subscription-based model, we have enhanced our focus on renewals, which are typically associated with lower sales costs. While renewals have historically represented a small portion of our overall business, we expect that they will be a significant driver of our top-line growth as we continue our subscription transformation.
•
Deepen engagement with current channel, OEM, cloud and ecosystem partners and establish additional routes to market to enhance sales leverage. We have established channel partnerships globally and have driven engagement and commercial success with several major resellers and distributors. We believe that our OEM relationships can augment our routes to market and that there is a significant opportunity to grow our sales with our channel partners and OEMs. We intend to attract and engage new channel and OEM partners around the globe while also selling our standalone software for deployment on qualified hardware or a hosted service to maximize the availability of our solutions for our customers. We will also continue to establish partnerships with cloud and ecosystem partners to provide our customers with freedom of choice.
•
Invest in growth while balancing growth against operating expenses. We intend to continue investing in our growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can drive towards profitable growth. Key drivers of our path towards profitability include growth in renewals (where the cost associated with renewals is generally lower than the cost associated with new subscriptions) and continuing to leverage sales and marketing efficiencies.

Sales and Marketing

Sales. We primarily engage our end customers through our global sales force who directly interact with key IT decision makers while also providing sales development, opportunity qualification and support to our channel partners. We have established relationships with our channel partners, who represent many of the key resellers and distributors of data center infrastructure software and systems in each of the geographic regions where we operate. We also engage our end customers through our OEM partners, which license our software and package it with their hardware and sell through their direct sales forces and channel partners. We expect to continue leveraging our relationships with our channel and OEM partners, and deepening relationships with our cloud and ecosystem partners, to reach our end customers.

Marketing. We supplement our sales efforts with marketing programs that include online advertising, corporate and third-party events, demand generation activities, social media promotions, media and analyst relations and community programs. More recently, in response to the global COVID-19 pandemic, we transformed nearly all of our in-person marketing programs into hybrid digital experiences. We also engage in joint marketing to expand market reach through an ecosystem of technology, channel, OEM service provider, and system integrator partners. Partners participating in our Nutanix Elevate Partner Program can gain eligibility for business development funds; targeted incentives; deal registration based pricing and field support; sales, services and technical training; innovative marketing campaigns; and dedicated account support.

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

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series appliances, including those that are delivered by us, are manufactured for us based on our specifications by Super Micro Computer, Inc. ("Supermicro"). Supermicro designs, assembles and tests the Nutanix-branded NX series appliances and it procures the components used in the NX series appliances directly from third-party suppliers. Our agreement with Supermicro was renewed in May 2021 for one year and automatically renews for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

Competition

We operate in the intensely competitive IT infrastructure market and compete primarily with companies that sell software and hardware to build and operate private clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•
software providers, such as VMware, Inc. ("VMware") (which has agreed to be acquired by Broadcom Inc.), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;
•
traditional IT systems vendors, such as Cisco Systems, Inc. ("Cisco"), Dell, HPE, Hitachi Data Systems ("Hitachi"), IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;
•
traditional storage array vendors, such as Dell, Hitachi, Pure Storage, and NetApp, which typically sell centralized storage products; and
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, and Microsoft Azure.

In addition, we compete against vendors of hyperconverged infrastructure products, such as Cisco, Dell, HPE, VMware and many smaller companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

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
•
application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•
quality of customer experience, including usability, support and professional services.

We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud environments as well as through our emerging products. These adjacent markets include areas such as disaster-recovery-as-a-service, cloud management, files and object storage, database automation and database-as-a-service, and desktop-as-a-service. Competitors in these markets include large, sophisticated companies that may have more experience or longer operating histories in these markets as well as new entrants.

We believe that we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2022, we had 346 United States patents that have been issued and 219 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2031 and 2040. We also leverage some open source software in most of our products.

See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 432,000 square feet of space. Following an evaluation of our longer-term facilities plans due to our transition to a hybrid work environment, we recently entered into amendments to these lease agreements to reduce the leased space to approximately 215,000 square feet beginning in June 2024. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

Employees and Human Capital

We had approximately 6,450 employees worldwide as of July 31, 2022. None of our employees in the United States are represented by a labor organization or is a party to any collective bargaining arrangement. In certain European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

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

Diversity, Equity, Inclusion and Belonging

At Nutanix, we value that our differences make us stronger: our diverse backgrounds, experiences and perspectives when shared, make us a more innovative and resilient team, and we can better delight and serve our customers when our teams reflect the diversity of businesses and communities we serve. Attracting, fostering, developing and retaining a diverse, inclusive culture is essential to the continued success of our business.

Promoting diversity, equity, inclusion and belonging ("DEIB") in our workforce is among our key corporate objectives, and to further support this objective we have implemented a number of initiatives, including expanding our employee resource groups, continuing our company-wide diversity training and overall education efforts, as well as mentorship programs, and forming global, cross-functional DEIB advisory groups. Our President and CEO, Rajiv Ramaswami, signed the CEO Action (an equity focused organization) pledge and by so doing joined a global community of CEOs dedicated to driving measurable collective action and meaningful change.

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

Health, Wellness, and Safety

Our priority is the health and safety of our employees. Throughout the COVID-19 pandemic, we have continued to implement a number of precautionary measures to ensure the continued safety of our employees. This has included the implementation of a remote work policy. We also continue to support the well-being and continued development of our now primarily remote workforce by instituting during the pandemic quarterly well-being days, during which all employees may enjoy private time away from work requirements, and launching programs like quarterly well-being workshops, flexible work schedules, mindfulness sessions, and internal social media well-being challenges.

Growth and Development

One of our culture principles is to Believe in Striving -- to constantly learn, continuously improve, and eternally evolve -- and to that end we invest resources to foster a learning culture throughout the company and to empower our employees to drive their personal and professional growth by equipping them with onboarding and learning programs. Our learning programs include digital learning; speed coaching; customized learning workshops; management enablement and skills training for current, new and future managers; training on diversity, inclusion, and belonging; language learning programs; and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

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

Available Information

Our website is located at www.nutanix.com and our investors relations website is located at ir.nutanix.com. We file reports with the Securities and Exchange Commission ("SEC"), which maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the investor relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has, or will have, all of our public filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements and other ownership-related filings. We use our investor relations website as well as social media as channels of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events and our press and earnings releases, on our investor relations website. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on social media channels listed on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading "Governance Documents." Information contained on or accessible through our websites are neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

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

Risks Related to Our Business and Industry

•
the impact of the COVID-19 pandemic (including any variants) on our business, operations, financial performance, and stock price;
•
our ability to achieve our business plans, vision, and objectives, including our growth and go-to-market strategies, successfully and in a timely manner;
•
macroeconomic or geopolitical conditions, industry trends, and technological developments, including disruptions and delays in global supply chains;
•
the competitive market, including our competitive position and advantages and ability to compete effectively;
•
our ability to predict future financial performance from our historical financial performance;
•
any current and future business model transitions (including our ongoing transition to a subscription-based business model);
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

Risks Related to Our Convertible Notes

•
our ability to service our outstanding convertible notes, including the sufficiency of our cash, or our ability to raise necessary funds, to settle conversions of the notes, repay the notes at maturity, or repurchase the notes upon a fundamental change; and
•
the impact of certain provisions of our outstanding convertible notes on our financial condition and operating results, as well as the value of the notes and the price of our securities.

Risks Related to Ownership of Our Securities

•
any volatility and decline in the market price and/or trading volume of our securities, including as a result of financial or industry analyst reports or a lack thereof;
•
any dilutive impact of actual or perceived sales of substantial amounts of our securities in the public markets and/or the conversion of our outstanding convertible notes;
•
any limitations on the ability of holders of our securities to influence corporate matters due to certain provisions of our organizational documents or under Delaware law; and
•
our plans regarding payment of any future dividends.

Risks Related to Our Business and Industry

The effects of a pandemic or major public health concern such as the COVID-19 pandemic (including any variants) and the actions taken in response, including our own, may materially affect how we and our customers and partners are operating our businesses, and the extent to which the effects of any such pandemic or major public health concern and such actions would impact our business, financial performance, results of operations and stock price would be highly uncertain and difficult to predict.

Epidemics, pandemics, other outbreaks of novel diseases or other major public health concerns could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. The COVID-19 pandemic (including any variants) has caused, and continues to cause, significant disruptions, volatility and uncertainty to the global economy and unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate. In response to the pandemic, authorities, businesses, and individuals implemented numerous unprecedented measures from time to time, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Such measures have impacted and will continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, and partners, and may result in a prolonged recession or depression that could further materially and adversely affect the global economy and our business even beyond the duration of the pandemic. Furthermore, different jurisdictions are in varying stages of restrictions and have achieved varying degrees of success at controlling the spread of the pandemic, with many jurisdictions seeing a resurgence in COVID-19 cases and subsequently having to halt or reverse their reopening plans. As such, we cannot predict, with any degree of certainty, the ultimate duration and severity of the adverse effects of the COVID-19 pandemic and the measures taken in response to the pandemic on the global economy and our business, or the likelihood or frequency of future resurgence of the COVID-19 pandemic or other similar major public health concerns.

In response to the COVID-19 pandemic, we took a number of steps to protect and assist our employees, customers, vendors, suppliers, and partners, including by: temporarily closing all of our offices around the world (including our California headquarters); encouraging our employees to work remotely; implementing travel restrictions that prohibit all non-essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events. While we have generally reopened our offices around the world, for so long as the pandemic continues, our employees may continue to be exposed to health and safety risks, and governmental protocols may require us to again close those offices that have since been reopened.

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
•
Potential for increased cyber attacks and security challenges to the extent that our employees and those of our partners, customers and service providers work remotely from non-corporate managed networks during the ongoing COVID-19 pandemic and potentially beyond;
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
•
Changes in our work environment and workforce, which may present operational and workplace culture challenges;
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

New epidemics, pandemics, other outbreaks of novel diseases or major public health concerns may arise at any time. If such epidemics, pandemics, outbreaks or major public health concern were to occur, or if we are not able to effectively respond to and manage the impact of such epidemic, pandemic, outbreak or other major public health concern, our business, operations and financial performance, and the price of our securities will be negatively affected, potentially materially.

We have a history of losses and we may not be able to achieve or maintain profitability in the future.

We have incurred net losses in all periods since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $872.9 million, $1.0 billion and $797.5 million for fiscal 2020, 2021 and 2022, respectively. As of July 31, 2022, we had an accumulated deficit of $4.4 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. If we fail to increase our revenue and manage our expenses, we may not achieve or sustain profitability in the future.

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide market, economic and financial conditions and events that may be outside of our control, such as global, regional, and local economic developments, fiscal, monetary and tax policies, inflation, recession, political and social unrest, terrorist attacks, hostilities or the perception that hostilities may be imminent, military conflict, war, including an escalation of the war in Ukraine and related sanctions as well as measures taken in response to such sanctions, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to the ongoing COVID-19 pandemic, international trade disputes or tensions, tariffs, including those imposed by the U.S. government on Chinese imports to the United States, restrictions on sales and technology transfers, rising interest and inflation rates, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, taxes, or international trade agreements, actual or potential government shutdowns, elections and any related political instability, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as "Brexit," and other disruptions to global and regional economies and markets.

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

Traditional IT infrastructure architecture is entrenched in the data centers of many of our end customers because of their historical financial investment in existing IT infrastructure architecture and the existing knowledge base and skill sets of their IT administrators. As a result, our sales and marketing efforts often involve extensive efforts to educate our end customers as to the benefits and capabilities of our solutions, particularly as we introduce new products and continue to pursue large organizations as end customers. If we fail to achieve market acceptance of our solutions, our ability to grow our business and our operating results will be adversely affected.

We have experienced rapid growth in prior periods and we may not be able to sustain or manage any future growth effectively.

We have expanded our overall business and operations significantly in prior periods. Our employee headcount increased significantly since our inception. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. However, as discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment in Growth," we have proactively taken steps to reduce our expenses and increase our go-to-market productivity, as a result, our operating expenses may fluctuate from quarter to quarter in the near term. In addition, as we continue to grow our business in the long term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. We have also recently seen higher than normal attrition among our sales representatives and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may make investments or otherwise incur costs associated with future growth that may not translate into billings or revenues or otherwise result in the realization of their anticipated benefits within the expected timeframe or at all, and the return on these investments may be lower, if any, or may develop more slowly than we expect.

If we are unable to sustain or manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end customers’ requirements, maintain product quality, execute on our business plan or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition and prospects.

Our continued focus on growth may negatively impact our ability to achieve or maintain profitability in the near term.

We intend to continue investing in our growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can drive towards profitable growth. However, maintaining this balance may negatively impact our ability to achieve or maintain profitability in the near term. Further, expenditures related to expanding our research and development efforts, sales and marketing efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business, billings or revenue or result in future profitability. If we are ultimately unable to achieve or maintain profitability at the level anticipated by analysts and our stockholders, the price of our securities may decline, potentially significantly.

The enterprise IT market is rapidly changing and expanding, and we expect competition to continue to intensify in the future from both established competitors and new market entrants.

We operate in the intensely competitive enterprise infrastructure market and compete primarily with companies that sell software and hardware to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•
software providers, such as VMware (which has agreed to be acquired by Broadcom Inc.), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;
•
traditional IT systems vendors, such as Cisco, Dell, HPE, Hitachi, IBM and Lenovo, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products;
•
traditional storage array vendors, such as Dell, Hitachi, Pure Storage, and NetApp, which typically sell centralized storage products; and
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, and Microsoft Azure.

In addition, we compete against vendors of hyperconverged infrastructure and software-defined storage products, such as Cisco, Dell, HPE, VMware and many smaller companies. As our market grows, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products, provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an original equipment manufacturer ("OEM" and, collectively, "OEMs") or otherwise.

Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Moreover, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. Furthermore, some of our competitors have access to larger customer bases and supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud environments as well as through our emerging products, and some of our competitors in these adjacent markets have more experience with those markets and more resources targeted at penetration of those markets than we do. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.

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

Following our transition to software-only sales and due to our ongoing transition toward a subscription-based model, our success will also depend heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales effectively and in a timely manner. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transitions may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

Our ongoing transition to a subscription-based business model has resulted in, and may continue to result in, a compression to our topline results, and if we fail to successfully manage the transition, our business, operating results and free cash flow may be adversely affected.

Our ongoing transition to a subscription-based business model entails significant known and unknown risks and uncertainties, and we cannot assure you that we will be able to complete the transition to a subscription-based business model, or manage the transition successfully and in a timely manner. If we do not complete the transition, or if we fail to manage the transition successfully and in a timely manner, our revenues, business and operating results may be adversely affected. Moreover, we may not realize all of the anticipated benefits of the subscription transition, even if we successfully complete the transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.

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

In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates and minimizing customer churn will become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions at the time of renewal or hardware refresh. We anticipate that our subscription-based model will require us to dedicate additional resources toward educating our existing and potential customers as to the benefits of the subscription model and our solutions generally, and to continue to retrain our seasoned sales employees who have historically focused on appliance sales and selling software licenses for the life of the device on selling subscription-based licenses in order to maintain and increase their productivity. As a result, our sales and marketing costs may increase.

In addition, we have adjusted, and may in the future need to further adjust, our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as we transition to the subscription-based business model. In particular, to align with the new subscription-based business model, starting in fiscal 2021, we adjusted our sales compensation structure, which was previously based primarily on total contract value, to one that is based primarily on annual contract value ("ACV"), which has caused our average contract term lengths to decline and thereby negatively impact our topline results. Those adjustments may negatively affect the productivity of our sales teams, cause our sales teams to prioritize shorter-term transactions, cause a change in the mix of solutions sold and the mix of revenue among solutions sold, and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected. Furthermore, our future financial profitability will depend significantly on renewals driving topline growth at a much lower cost than new customer contracts, and renewal rates failing to meet our expectations could also harm our operating results and delay our profitability.

Additional risks associated with our transition to a subscription-based business model include, but are not limited to:

•
if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations, or may take longer to achieve than anticipated;
•
our transition could cause confusion or concerns among current or prospective end customers and partners, including concerns regarding recent changes to our pricing and packaging models;
•
we may be unsuccessful in implementing or maintaining subscription-based pricing models, or we may implement a pricing model or strategy that is not optimal and could negatively affect adoption, renewal rates and our business results;
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

Finally, our transition to a subscription-based business model as an IT infrastructure and platform company has few, if any, precedents, and there are many risks or uncertainties that may remain unknown to us as part of the transition. If we fail to anticipate these unknowns, whether due to a lack of information, precedent, or otherwise, or if we fail to properly manage expected risks and/or execute on our transition to a subscription-based business model, our business and operating results, and our ability to accurately forecast our future operating results, may be adversely affected. In addition, we may undergo additional business model changes in the future to adapt to changing market demands, which may entail known and unknown risks and uncertainties.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. In addition, we recently launched a simplified product portfolio shifting from offerings based on individual products to offerings based on solutions. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.

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

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We typically provide evaluation products to these end customers and may spend substantial time, effort and money in our sales efforts to these prospective end customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, expect greater payment flexibility and may also have a greater ability to resist any attempts to pass on increases in our operating and procurement costs. Given these variables, it can be difficult for us to estimate when an expected sale from a large organization, service provider or government entity may occur, and our ability to accurately forecast our future operating results may be adversely affected. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end customers.

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

Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate qualified personnel could harm our business and growth.

Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. We have experienced recent changes in our management team resulting from the hiring or departure of executives and other key personnel. While we seek to manage these transitions carefully, these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.

In addition, our success and growth also depend substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately incentivize qualified and highly skilled personnel, in particular, in sales and engineering. We may need to invest significant amounts of cash and equity to attract and retain employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. We have recently seen higher-than-normal attrition among our sales representatives and our overall sales headcount being below our targets, which may negatively impact our billings and revenue growth. While we continue to recruit additional sales representatives, it takes time to replace, train, and ramp them to full productivity. Competition for highly skilled personnel, particularly in sales and engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for such personnel. Furthermore, the industry in which we operate generally experiences high employee attrition.

Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. Volatility or lack of performance in the price of our securities may also affect our ability to attract and retain our key employees. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

If we do not effectively expand, train, motivate and retain our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as we have substantially completed our transition to focus on software-only transactions and continue our transition to a subscription-based business model, we have also had to retrain our seasoned sales employees who have historically focused on appliance sales and selling software licenses for the life of the device in order to maintain or increase their productivity. We have adjusted and also anticipate needing to further adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions.

If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are unable to successfully retrain our more seasoned sales employees who have historically focused on appliance sales and selling software licenses for the life of the device or appropriately adjust our go-to-market cost structure, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.

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

Additionally, as we continue with our transition to a subscription-based business model, we have adjusted and may need to further adjust the compensation structure of our sales force, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions. In particular, to align with the new subscription-based business model, starting in fiscal 2021 we have adjusted our sales compensation structure, which was previously based on total contract value, to one that is based primarily on ACV, which has caused our average contract term lengths to decline and could negatively impact our revenue and operating and free cash flows, potentially significantly. These business model transitions and compensation structure changes may lead to fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels could adversely affect our business, operating results and cash flows.

We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEMs, value added resellers, and system integrators. Our OEMs may in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 33% and 15%, respectively, of our total revenue for fiscal 2022. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our securities would likely decline. Factors that are difficult to predict and that could cause our operating results to fluctuate include, but are not limited to:

•
the timing and magnitude of orders (including the start dates thereof), shipments and acceptance of our solutions in any quarter;
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
•
general economic, industry and market conditions and other events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, war, malicious human acts, climate change, natural disasters (including extreme weather), supply chain disruption or shortages, pandemics or other major public health concerns, and other similar events; and
•
future accounting pronouncements and changes in accounting policies.

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

Because our business depends on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to supply chain disruptions, delays, quality events, and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

Our business depends on manufacturers (including Supermicro and our OEM partners) to produce the hardware appliances on which our software runs (including both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list) as well as various products that are beyond our control or the control of such manufacturers, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product availability, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks in a timely manner or at all. For example, key components of the servers on which our software runs have been affected by the ongoing chip shortage. Beginning late in the fiscal quarter ended April 30, 2022, we saw an unexpected impact from increased supply chain challenges with increased hardware supply chain delays resulting in an increasing percentage of orders having start dates in future quarters and certain customers delaying their purchase of our software pending availability of the hardware on which our software runs. Furthermore, fulfilling orders for NX series appliances or other hardware appliances on which our software runs may not be a priority for such manufacturers in guiding their business decisions and operational commitments. If we fail to manage our relationships with such manufacturers effectively, or if such manufacturers experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to address our or our end customers’ requirements for or concerns about timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software may be materially impacted or delayed, which will adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

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

Our agreement with Supermicro does not contain any price assurances, and increases in component costs, without a corresponding increase in the price of our NX series solutions, could reduce the amount that an end customer pays for our software, thereby adversely affecting our billings and revenue. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Supermicro or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2022, we had approximately $82.3 million in the form of guarantees to our contract manufacturers related to certain components.

There are a limited number of suppliers, and in some cases single-source suppliers, for several key components in our NX-branded appliances as well as other hardware appliances that our software is certified to operate on (including hardware appliances from our OEM partners), and any delay or disruption in the availability or quality of these components could delay shipments of the NX-branded appliances and damage our channel partner or end customer relationships, or cause our customers to delay purchasing our software.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series appliances. These components are generally purchased on a purchase order basis through Supermicro, and we do not have long-term supply contracts with these suppliers. This reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in NX-branded appliances and other appliances on our hardware compatibility list, including hardware appliances from our OEM partners, to ensure that they meet certain quality and performance specifications. If the supply of certain components is disrupted or delayed, or if there is a need to replace existing suppliers on the qualified hardware configuration, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable, and it may require modifying our solutions to interoperate with the replacement components. Any of these developments could extend the lead times, increase the costs of the components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.

We generally maintain minimal inventory for repairs and a number of evaluation and demonstration units, and generally acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, and is currently experiencing a global chip shortage, and there may be shortages or delays of critical components in the future as a result of strong demand in the industry, component availability constraints, or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end customer relationships.

If the suppliers of the components of compatible hardware appliances increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship appliances to our channel partners or end customers in a timely manner and at competitive prices could be impaired, and our customers' ability to acquire hardware on which to run our software could be impaired, and our competitive position, brand, reputation, and operating results could be adversely affected. Qualifying a new component is expensive and time-consuming. If we are required to change key suppliers, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.

We rely upon third parties for the warehousing and delivery of appliances and replacement parts for support, and we therefore have less control over these functions than we otherwise would.

We outsource the warehousing and delivery of appliances and spare parts to a third-party logistics provider for spares and service parts fulfillment. In addition, some of our support offerings commit us to replace defective parts in our appliances as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic worldwide locations. As a result of relying on third parties, we have reduced control over shipping and logistics transactions and costs, quality control, security and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions and unanticipated costs as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have appliances or replacement products shipped in a timely manner, end customers may seek to cancel their contracts with us, we may suffer reputational harm, and our business, operating results and prospects may be adversely affected.

Our ability to sell our solutions is dependent in part on ease of use and the quality of our technical support, and any failure to offer high-quality technical support would harm our business, operating results and financial condition.

Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, as we continue to evolve our product portfolio, which may include additional solutions, our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.

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

A number of companies, both within and outside of the enterprise and cloud computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security, virtualization, database management, and cloud services products. In addition to these patents, participants in these technology and market areas typically also protect their technology through copyrights, as trade secrets and by contractual means. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to claims that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. There can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding of our solutions infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding of our solutions in the affected territories and we could incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our end customers, suppliers and channel and other partners from damages and costs which may arise from the infringement by our solutions of third-party patents or other intellectual property rights in the United States and in other countries. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. A claim that our solutions infringe a third party’s intellectual property rights, even if untrue, could harm our relationships with our end customers and/or channel partners, may deter future end customers from purchasing our solutions and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our solutions, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

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

Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of global laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC") and various state, local and foreign bodies, data protection authorities, and agencies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, use, storage, disclosure and transfer of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Economic Area ("EEA"), UK, Switzerland, India, Japan, China, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. For example, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, and the UK General Data Protection regulation (“UK GDPR”), both impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy and security policies, conduct transfer impact assessments, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, among others, obtain individuals’ consent to use personal information for certain purposes. In addition, some countries have enacted or are currently considering legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, and increase the cost and complexity of delivering our products and services.

We also expect that there will continue to be new proposed laws, regulations, industry standards, and case law concerning privacy, data protection and information security in the United States, the European Economic Area and other jurisdictions, and we cannot yet determine the impact these developments may have on our business. This increases uncertainty and may require us to change our data practices and/or change our technology solutions, business model or processes, which may in turn adversely affect demand for our products.

Among the recent developments, data transfers have been under increasing scrutiny by the EEA and UK regulators. Recent rulings (such as Schrems II by the Court of Justice of the European Union) require organizations to ensure that the data is protected to a standard that is “essentially equivalent” to that under GDPR and/or other applicable laws and to document this.

As a result of these and future data transfer developments, we may experience a reluctance from current or prospective EEA, UK, and Swiss customers to use our products and may find it necessary to make changes to our data transfer mechanisms and handling of personal data, including with respect to the provision of our products and services. This may adversely impact our business, financial condition, and operating results.

In the United States, more states are adopting their own data protection legislation, creating a complex privacy landscape from state to state. California enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of the sale of their personal information. In November 2020, California voters passed the California Privacy Rights Act ("CPRA"), which significantly amended the CCPA and generally expanded consumers’ privacy rights and protections with respect to their personal information. Colorado, Virginia, Connecticut, and Utah all recently passed privacy legislation taking effect over the course of 2023. We cannot yet predict the full impact of these laws on our business or operations, but it may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Moreover, as a result of current and proposed data protection and privacy laws addressing the use of personal data for marketing purposes, including the European Commission’s draft ePrivacy Regulation which is intended to replace the ePrivacy Directive in the EEA, as well as the CCPA/CPRA, we face an increased difficulty in marketing to current and potential customers, as these laws impact the ability to use internet-based services and tracking technologies, such as cookies, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. We also expect to incur additional costs to comply with the requirements of these laws.

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

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 46%, 46% and 44% of our total revenue from our international customers based on bill-to-location for fiscal 2020, 2021 and 2022, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2022, approximately 56% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

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
•
the potential impact of tariffs or other trade restrictions imposed by, or threatened to be imposed by, the U.S. government, such as the tariffs imposed on Chinese imports to the United States;
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

Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, the recent relative strengthening of the U.S. dollar has increased, and may continue to increase, the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. In particular, current geopolitical instability and fiscal and monetary policies have caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the foreseeable future. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable. The U.S. Supreme Court’s decision in South Dakota v. Wayfair, Inc., which increased states’ ability to assert taxing jurisdiction on out-of-state retailers, could result in additional jurisdictions asserting that sales and use or other taxes apply to our products and services. The assertion that such taxes are applicable by a jurisdiction in which we do not collect such taxes could result in tax assessments, penalties and interest, to us or our end customers for past amounts, and we may be required to collect such taxes in the future. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.

Our international operations may subject us to potential adverse tax consequences.

We have expanded our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in global tax laws could increase our worldwide tax rate and could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. The Biden administration has made several corporate income tax proposals, including proposed increases to the U.S. corporate income tax rate, global minimum tax, and increased taxation of international business operations. International organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited.

Our business is subject to the risks of natural disasters (including extreme weather), man-made problems and other similar events that may be outside of our control.

Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrests, or geopolitical turmoil), and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our main contract manufacturers are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather) and man-made problems could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.

If we are the victim of a cyber attack or other cyber security incident and our networks, computer systems or software solutions are breached or unauthorized access to sensitive or proprietary information, including employee or customer data, otherwise occurs, our business operations may be interrupted, our reputation and brand may be damaged, and we may incur significant liabilities.

Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to such cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attempted attacks. More generally, computer malware, viruses, social engineering (predominantly spear phishing attacks) and general hacking have become prevalent in our industry, particularly against cloud services, and we and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, software bugs or vulnerabilities or coding errors, physical break-ins, employee error, malfeasance or otherwise. In addition, retaliatory acts by Russia in response to Western sanctions could include cyber attacks that could disrupt the economy or that could also either directly or indirectly impact our operations.

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

Risks Related to Our Convertible Notes

As of July 31, 2022, we had outstanding $145.7 million aggregate principal amount of 0% convertible senior notes due 2023 (the "2023 Notes"), $750.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 (the "2026 Notes"), and $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the “2027 Notes,” together with the 2023 Notes and the 2026 Notes, the “Notes”).

Servicing the Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, to repay the Notes at maturity, or to repurchase the Notes upon a fundamental change.

Holders of each series of Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes of a series in cash at their maturity unless earlier converted or repurchased. For example, the 2023 Notes mature on January 15, 2023, unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes of a series surrendered therefor or pay cash with respect to Notes of such series being converted or at their maturity.

In addition, our ability to repurchase Notes of a series or to pay cash upon conversions of such Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase Notes of a series at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions of such Notes or at their maturity as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the applicable series of Notes.

The 2026 Notes bear interest at a rate of 2.50% per annum, with such interest to be paid in kind on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain Capital, LP ("Bain"), on a semi-annual basis. The 2027 Notes bear interest at a rate of 0.25% per annum, with such interest to be paid semi-annually in arrears on each April 1 and October 1. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which we would be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the applicable series of Notes is triggered, holders of such series of Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of a series of Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, has had, and may continue to have, a material effect on our reported financial results.

On August 1, 2021, we adopted Accounting Standards Update ("ASU") 2020-06. Our adoption of this new standard requires us to use the if-converted method for our diluted earnings per share calculation, the effect of which is that the transaction is accounted for as if all of the outstanding Notes were to be converted into shares of our Class A common stock. As a result, our diluted earnings per share could be adversely affected in the future. For more information on our adoption of ASU 2020-06, refer to Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

The convertible note hedge and warrant transactions entered into in connection with the issuance of the 2023 Notes may affect the value of our Class A common stock, and we are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the pricing of the 2023 Notes in January 2018, we entered into convertible note hedge transactions with one or more of the initial purchasers of the 2023 Notes and/or their respective affiliates or other financial institutions (the "Option Counterparties"). We also entered into warrant transactions with the Option Counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. In connection with privately negotiated exchange and note repurchase transactions that we entered into in September 2021, we terminated portions of these convertible note hedge transactions and warrant transactions. The convertible note hedge transactions are generally expected to reduce the potential dilution upon any conversion of 2023 Notes and/or offset any cash payments we are required to make in excess of the principal amount upon conversion of any 2023 Notes. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of our Class A common stock exceeds the strike price of the warrants.

In addition, the Option Counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions prior to the maturity of the 2023 Notes (and are likely to do so during any observation period related to a conversion of 2023 Notes or following any repurchase of 2023 Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock. In addition, if any such convertible note hedge and warrant transactions fail to become effective, the Option Counterparties may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.

The potential effect, if any, of these transactions and activities on the market price of our Class A common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock.

The Option Counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such Option Counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If any Option Counterparty becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in our Class A common stock market price and in the volatility of the market price of our Class A common stock. In addition, upon a default by an Option Counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any Option Counterparty.

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
•
changes in financial estimates by any analysts who follow our company, including as a result of any current and future business model transitions (including our ongoing transition to a subscription-based business model), or our failure to meet these estimates or the expectations of investors;
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
•
general economic conditions and slow or negative growth of our markets; and
•
other events or factors which may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, war, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns (such as the ongoing COVID-19 pandemic), and other similar events, or responses to these events.

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

We have also registered the offer and sale of all shares of our Class A common stock that we may issue under our equity compensation plans.

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

The conversion of some or all of our Notes, to the extent we deliver shares upon conversion thereof, will dilute the ownership interests of existing stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our securities. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our securities. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our securities.

If financial or industry analysts do not publish research or reports about our business, if they have difficulty understanding the changes to our business model, or if they issue inaccurate or unfavorable research regarding our securities, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our securities, the price of our securities would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or in some cases failed to significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or significantly exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline, potentially significantly.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 432,000 square feet of space. Following an evaluation of our longer-term facilities plans due to our transition to a hybrid work environment, we recently entered into amendments to these lease agreements to reduce the leased space to approximately 215,000 square feet beginning in June 2024. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

	Fiscal 2021		Fiscal 2022
Fiscal Quarter:	High	Low	High	Low
First quarter	$28.71	$20.84	$43.95	$33.10
Second quarter	$33.86	$23.36	$36.28	$24.71
Third quarter	$35.07	$25.65	$28.47	$22.14
Fourth quarter	$39.95	$26.54	$26.34	$13.75

Holders of Record

As of July 31, 2022, there were 92 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

Share Repurchase Program

The following table provides information with respect to the shares of our Class A common stock we repurchased during the fiscal year ended July 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2021 - September 30, 2021	1,368,780	$42.77	1,368,780	$—

(1)
In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of our 0.25% convertible senior notes due 2027 to repurchase shares of Class A common stock in open market transactions.

Stock Performance Graph

The following graph shows a comparison from July 31, 2017 through July 31, 2022 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on July 31, 2017 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	7/31/17	7/31/18	7/31/19	7/31/20	7/31/21	7/31/22
Nutanix, Inc.	$100.00	$230.12	$106.85	$104.45	$169.55	$71.22
Nasdaq Composite Index	$100.00	$122.13	$131.59	$174.72	$240.30	$204.37
Nasdaq Computer Index	$100.00	$127.40	$143.94	$210.14	$281.92	$239.56

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2022.

Item 6. [Reserved]

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

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and their data.

The Nutanix Cloud Platform can be deployed on-premises at the edge or in data centers, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS (currently generally available) and Microsoft Azure (currently in public preview and expected to become generally available in the future) through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or, in limited cases, directly from Nutanix.

Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and SaaS subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

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

We had a broad and diverse base of over 22,000 end customers as of July 31, 2022, including approximately 980 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Our solutions are primarily sold through channel partners and OEMs and delivered directly to our end customers. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers.

We continue to invest in the growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward profitable growth. As discussed further in the "Impact of the COVID-19 Pandemic" and "Factors Affecting Our Performance" sections below, both in response to the ongoing and evolving COVID-19 pandemic and as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near term.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Impact of the COVID-19 Pandemic

The ongoing and evolving pandemic caused by the COVID-19 virus (collectively with any variants or related strains thereof, "COVID-19" and the ongoing pandemic caused thereby, the "COVID-19 pandemic") significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. In response to the pandemic, authorities, businesses, and individuals implemented numerous unprecedented measures, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. Even as efforts to contain the pandemic have made progress and some restrictions have relaxed, new variants of the virus have caused additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

In response to the COVID-19 pandemic, we took a number of actions to protect and assist our employees, customers, and partners, including: temporarily closing all of our offices (including our California headquarters) around the world; encouraging our employees to work remotely; implementing travel restrictions that allow only the most essential business travel; and postponing, cancelling, withdrawing from, or converting to virtual-only experiences (where possible and appropriate) our in-person customer, industry, analyst, investor, and employee events. While we have generally reopened our offices around the world, for so long as the pandemic continues, our employees may continue to be exposed to health and safety risks, and governmental protocols may require us to again close those offices that have since been reopened. The COVID-19 pandemic and the measures taken in response to the pandemic, including our own measures, have already caused, and may continue to cause, various adverse effects on the global economy and our business, including: curtailed demand for certain of our solutions; reduced IT spending; delays in or abandonment of planned or future purchases; lengthened sales cycles, particularly with new customers and partners who do not have prior experience with our solutions; supply chain disruptions; increased cybersecurity risks or other security challenges; delays or disruptions to our product roadmap and our ability to deliver new products, features, or enhancements; and voluntary and involuntary delays in the ability to ship, and the ability of our end customers to accept delivery of, the hardware platforms on which our software solutions run. Reduced manufacturing capacity caused by the pandemic, together with measures taken in response to the pandemic, have led to increased supply chain challenges with increased hardware supply chain delays resulting in an increasing percentage of orders having start dates in future quarters and certain customers delaying their purchase of our software pending availability of the hardware on which our software runs. Travel bans, shutdowns, social distancing restrictions and remote work policies also make it difficult or impossible to deliver on-site services to our partners and end customers, and to meet with our current and potential end customers in person. We have also seen positive impacts, including increased demand for our virtual desktop, desktop-as-a-service, and end-user computing solutions as a result of our end customers enabling their employees to work remotely.

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

The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands, except percentages and end customer count)
Total revenue	$1,307,682	$1,394,364	$1,580,796
Year-over-year percentage increase	5.8%	6.6%	13.4%
Subscription revenue	$1,030,180	$1,243,621	$1,433,773
Total billings	$1,580,092	$1,521,096	$1,708,641
Subscription billings	$1,276,413	$1,354,155	$1,563,560
Annual contract value ("ACV") billings	$505,179	$594,292	$756,326
Annual recurring revenue ("ARR")	$481,250	$878,733	$1,202,438
Run-rate ACV	$1,219,965	$1,535,360	$1,797,423
Gross profit	$1,020,993	$1,102,458	$1,259,640
Non-GAAP gross profit	$1,063,655	$1,147,730	$1,311,662
Gross margin	78.1%	79.1%	79.7%
Non-GAAP gross margin	81.3%	82.3%	83.0%
Operating expenses	$1,849,914	$1,763,240	$1,717,084
Non-GAAP operating expenses	$1,518,697	$1,428,760	$1,397,473
Total deferred revenue	$1,183,441	$1,312,923	$1,445,538
Net cash (used in) provided by operating activities	$(159,885)	$(99,810)	$67,543
Free cash flow	$(249,373)	$(158,457)	$18,485
Total end customers (1)	17,360	20,130	22,600

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$1,030,180	$1,243,621	$1,433,773
Non-portable software revenue	208,158	71,390	49,694
Hardware revenue	23,455	6,259	5,585
Professional services revenue	45,889	73,094	91,744
Total revenue	$1,307,682	$1,394,364	$1,580,796
Disaggregation of billings:
Subscription billings	$1,276,413	$1,354,155	$1,563,560
Non-portable software billings	208,158	71,390	49,694
Hardware billings	23,455	6,259	5,585
Professional services billings	72,066	89,292	89,802
Total billings	$1,580,092	$1,521,096	$1,708,641

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $508.8 million, $639.3 million and $770.4 million of our subscription revenue for fiscal 2020, 2021 and 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $521.3 million, $604.3 million and $663.4 million of our subscription revenue for fiscal 2020, 2021 and 2022, respectively.

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

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, subscription billings, ACV billings, ARR, run-rate ACV, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings, subscription billings, ACV billings, ARR, run-rate ACV, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, and free cash flow are not substitutes for total revenue, subscription revenue, gross profit, gross margin, operating expenses, or cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ACV billings, ARR or run-rate ACV, so we have not reconciled either ACV billings, ARR or run-rate ACV numbers included in this Annual Report on Form 10-K to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

Total end customers — We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands, except percentages)
Total revenue	$1,307,682	$1,394,364	$1,580,796
Change in deferred revenue	272,410	126,732	127,845
Total billings (non-GAAP)	$1,580,092	$1,521,096	$1,708,641

Gross profit	$1,020,993	$1,102,458	$1,259,640
Stock-based compensation	27,348	30,483	38,225
Amortization of intangible assets	14,777	14,776	13,579
Restructuring charges	—	—	218
Impairment of lease-related assets	537	13	—
Non-GAAP gross profit	$1,063,655	$1,147,730	$1,311,662

Gross margin	78.1%	79.1%	79.7%
Stock-based compensation	2.1%	2.2%	2.4%
Amortization of intangible assets	1.1%	1.0%	0.9%
Non-GAAP gross margin	81.3%	82.3%	83.0%

Operating expenses	$1,849,914	$1,763,240	$1,717,084
Stock-based compensation	(324,650)	(328,062)	(305,021)
Amortization of intangible assets	(2,603)	(2,604)	(2,604)
Restructuring charges	—	—	(10,957)
Impairment and early exit of lease-related assets	(2,465)	(1,407)	(597)
Other	(1,499)	(2,407)	(432)
Non-GAAP operating expenses	$1,518,697	$1,428,760	$1,397,473

Net cash (used in) provided by operating activities	$(159,885)	$(99,810)	$67,543
Purchases of property and equipment	(89,488)	(58,647)	(49,058)
Free cash flow (non-GAAP)	$(249,373)	$(158,457)	$18,485

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Subscription revenue	$1,030,180	$1,243,621	$1,433,773
Change in subscription deferred revenue	246,233	110,534	129,787
Subscription billings	$1,276,413	$1,354,155	$1,563,560

Professional services revenue	$45,889	$73,094	$91,744
Change in professional services deferred revenue	26,177	16,198	(1,942)
Professional services billings	$72,066	$89,292	$89,802

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

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward profitable growth.

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. However, we have recently seen higher-than-normal attrition among our sales representatives and our overall sales headcount being below our targets, which may negatively impact our billings and revenue growth. While we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2022, we considered approximately 73% of our global sales team members to be fully ramped, while the remaining approximately 27% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. Furthermore, the effects of the COVID-19 pandemic and the measures we have implemented in response, including postponing, cancelling or making virtual-only certain in-person corporate events , as well as some of the measures implemented as part of our overall efforts to improve our operating cash flow performance and the continued higher-than-normal attrition rates of sales representatives, may impact the productivity of our sales teams in the near term. We are focused on actively managing these realignments and potential effects. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment in Research and Development and Engineering – We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. However, as discussed above in the section titled "Impact of the COVID-19 Pandemic," in response to the COVID-19 pandemic we had previously effected a global hiring pause outside of a small number of critical roles and, while the hiring pause is no longer in effect, the overall growth in our global research and development and engineering teams may fluctuate from quarter to quarter in the near term.

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers. We sell our solutions primarily through our partners, and our solutions primarily run on hardware appliances which are purchased from our channel or OEM partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our channel and OEM partners in the long term will extend and improve our engagement with a broad set of end customers. Our reliance on manufacturers, including our channel and OEM partners, to produce the hardware appliances on which our software runs exposes us to supply chain delays, which impair our ability to provide services to end customers in a timely manner. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of July 31, 2022, approximately 73% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 6.9x greater, on average, than their initial order. This number increases to approximately 20.9x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2022. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our business and operating results will depend on our ability to retain and sell additional solutions to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our ongoing transition to a subscription-based business model and ongoing product transitions, such as our updated pricing and packaging to simplify our product portfolio, may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

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

Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or, in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners and OEMs. Revenue is recognized net of sales tax and withholding tax.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. For example, in August 2022, we announced that we will be decreasing our global headcount by approximately 4%, primarily in sales and marketing, as part of our continued effort to drive toward sustainable profitable growth. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our sales and marketing expense will fluctuate, and may decline, in the near term.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt issuance costs associated with our 0% convertible senior notes due 2023 (the "2023 Notes"), our 2.50% convertible senior notes due 2026 (the "2026 Notes") and our 0.25% convertible senior notes due 2027 (the "2027 Notes"), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes, debt extinguishment costs, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Revenue:
Product	$765,822	$705,804	$757,623
Support, entitlements and other services	541,860	688,560	823,173
Total revenue	1,307,682	1,394,364	1,580,796
Cost of revenue:
Product (1)(2)	71,312	55,287	55,602
Support, entitlements and other services (1)	215,377	236,619	265,554
Total cost of revenue	286,689	291,906	321,156
Gross profit	1,020,993	1,102,458	1,259,640
Operating expenses:
Sales and marketing (1)(2)	1,160,389	1,052,508	978,704
Research and development (1)	553,978	556,950	571,962
General and administrative (1)	135,547	153,782	166,418
Total operating expenses	1,849,914	1,763,240	1,717,084
Loss from operations	(828,921)	(660,782)	(457,444)
Other expense, net	(26,300)	(354,991)	(320,830)
Loss before provision for income taxes	(855,221)	(1,015,773)	(778,274)
Provision for income taxes	17,662	18,487	19,264
Net loss	$(872,883)	$(1,034,260)	$(797,538)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$5,334	$6,023	$7,379
Support, entitlements and other services cost of revenue	22,014	24,460	30,846
Sales and marketing	126,015	122,815	104,592
Research and development	153,252	150,856	143,759
General and administrative	45,383	54,391	56,670
Total stock-based compensation expense	$351,998	$358,545	$343,246

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$14,777	$14,776	$13,579
Sales and marketing	2,603	2,604	2,604
Total amortization of intangible assets	$17,380	$17,380	$16,183

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2020	2021	2022
	(as a percentage of total revenue)
Revenue:
Product	58.6%	50.6%	47.9%
Support, entitlements and other services	41.4%	49.4%	52.1%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	5.4%	3.9%	3.5%
Support, entitlements and other services	16.5%	17.0%	16.8%
Total cost of revenue	21.9%	20.9%	20.3%
Gross profit	78.1%	79.1%	79.7%
Operating expenses:
Sales and marketing	88.7%	75.5%	61.9%
Research and development	42.4%	39.9%	36.2%
General and administrative	10.4%	11.0%	10.5%
Total operating expenses	141.5%	126.4%	108.6%
Loss from operations	(63.4)%	(47.3)%	(28.9)%
Other expense, net	(2.0)%	(25.5)%	(20.3)%
Loss before provision for income taxes	(65.4)%	(72.8)%	(49.2)%
Provision for income taxes	1.4%	1.3%	1.2%
Net loss	(66.8)%	(74.1)%	(50.4)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Fiscal Years Ended July 31, 2020, 2021 and 2022

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Product	$765,822	$705,804	$(60,018)	(8)%	$705,804	$757,623	$51,819	7%
Support, entitlements and other services	541,860	688,560	146,700	27%	688,560	823,173	134,613	20%
Total revenue	$1,307,682	$1,394,364	$86,682	7%	$1,394,364	$1,580,796	$186,432	13%

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
U.S.	$706,110	$758,128	$52,018	7%	$758,128	$887,141	$129,013	17%
Europe, the Middle East and Africa	277,489	320,837	43,348	16%	320,837	374,186	53,349	17%
Asia Pacific	265,092	260,637	(4,455)	(2)%	260,637	274,373	13,736	5%
Other Americas	58,991	54,762	(4,229)	(7)%	54,762	45,096	(9,666)	(18)%
Total revenue	$1,307,682	$1,394,364	$86,682	7%	$1,394,364	$1,580,796	$186,432	13%

Product revenue decreased year-over-year for fiscal 2021 due primarily to our continued transition to selling subscription term-based licenses, as these licenses generally have a shorter average term than those that can be used over the life of the associated appliance. The decrease in product revenue was also impacted by a decrease in hardware revenue, as more customers are purchasing hardware directly from our OEMs. Product revenue increased year-over-year for fiscal 2022 due primarily to increases in software revenue resulting from an increased adoption of our products, as well as growth in software renewals due to our transition to selling subscription term-based licenses, partially offset by the impact of the shorter average contract terms resulting from this transition. The total average contract term was approximately 3.8 years, 3.4 years and 3.2 years for fiscal 2020, 2021 and 2022, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased year-over-year for both fiscal 2021 and fiscal 2022 in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts. Our total end customer count increased from approximately 17,360 as of July 31, 2020 to approximately 20,130 as of July 31, 2021 and to approximately 22,600 as of July 31, 2022.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Cost of product revenue	$71,312	$55,287	$(16,025)	(22)%	$55,287	$55,602	$315	1%
Product gross margin	90.7%	92.2%			92.2%	92.7%
Cost of support, entitlements and other services revenue	$215,377	$236,619	$21,242	10%	$236,619	$265,554	$28,935	12%
Support, entitlements and other services gross margin	60.3%	65.6%			65.6%	67.7%
Total gross margin	78.1%	79.1%			79.1%	79.7%

Cost of product revenue

Cost of product revenue decreased year-over-year for fiscal 2021 due primarily to the decreases in hardware revenue resulting from our continued focus on more software-only transactions. Cost of product revenue remained relatively flat year-over-year for fiscal 2022 due primarily to the fact that hardware revenue was also relatively flat. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 1.5 percentage points, from 90.7% in fiscal 2020 to 92.2% in fiscal 2021, and by 0.5 percentage points, to 92.7% in fiscal 2022, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2021 and fiscal 2022 due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 5.3 percentage points, from 60.3% in fiscal 2020 to 65.6% in fiscal 2021, and by 2.1 percentage points to 67.7% in fiscal 2022, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$1,160,389	$1,052,508	$(107,881)	(9)%	$1,052,508	$978,704	$(73,804)	(7)%
Percent of total revenue	88.7%	75.5%			75.5%	61.9%

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

Sales and marketing expense decreased year-over-year for fiscal 2022 due primarily to lower marketing costs resulting from decreased spending and increased efficiencies, as well as lower headcount-related costs, driven by the 2% decrease in sales and marketing headcount from July 31, 2021 to July 31, 2022. The overall decrease in sales and marketing expense was partially offset by severance and other termination benefit costs accrued in August 2022 related to the reduction in force announced in the first quarter of fiscal 2023, savings in the prior year period due to the company-wide furlough week during the first quarter of fiscal 2021, and an increase in commissions expense as a result of the increase in revenue.

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Research and development	$553,978	$556,950	$2,972	1%	$556,950	$571,962	$15,012	3%
Percent of total revenue	42.4%	39.9%			39.9%	36.2%

Research and development expense remained relatively flat for fiscal 2021, as we continued to focus on innovation, while managing the impact of the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above.

Research and development expense increased year-over-year for fiscal 2022 due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 13% from July 31, 2021 to July 31, 2022, partially offset by lower stock-based compensation expense resulting from terminations during the period and lower technical costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
General and administrative	$135,547	$153,782	$18,235	13%	$153,782	$166,418	$12,636	8%
Percent of total revenue	10.4%	11.0%			11.0%	10.5%

General and administrative expense increased year-over-year for fiscal 2021 due primarily to increases in stock-based compensation expense and other personnel-related costs, partially offset by the impact of our response to the COVID-19 pandemic, as discussed in the "Impact of the COVID-19 Pandemic" section above, as well as lower outside services costs.

General and administrative expense increased year-over-year for fiscal 2022 due primarily to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 17% from July 31, 2021 to July 31, 2022.

Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Interest income, net	$13,453	$4,067	$9,386	70%	$4,067	$4,765	$(698)	(17)%
Change in fair value of derivative liability	—	(269,265)	269,265	100%	(269,265)	(198,038)	(71,227)	(26)%
Amortization of debt discount and issuance costs and interest expense	(31,312)	(79,932)	48,620	155%	(79,932)	(60,734)	(19,198)	(24)%
Debt extinguishment costs	—	—	—	0%	—	(64,911)	64,911	100%
Other	(8,441)	(9,861)	1,420	17%	(9,861)	(1,912)	(7,949)	(81)%
Other expense, net	$(26,300)	$(354,991)	$328,691	1,250%	$(354,991)	$(320,830)	$(34,161)	(10)%

The increase in other expense, net for fiscal 2021 was due primarily to additional expense resulting from the new 2026 Notes, including the change in the fair value of the derivative liability and interest expense associated with the amortization of the debt discount and issuance costs for the 2026 Notes.

The decrease in other expense, net for fiscal 2022 was due primarily to the change in the fair value of the derivative liability related to the 2026 Notes, which was reclassified to equity during the first quarter of fiscal 2022, partially offset by the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2020	2021	$	%	2021	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$17,662	$18,487	$825	5%	$18,487	$19,264	$777	4%

The year-over-year increase in the provision for income taxes in fiscal 2021 and fiscal 2022 was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of July 31, 2022, we had $402.9 million of cash and cash equivalents, $3.0 million of restricted cash and $921.4 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

In January 2018, we issued convertible senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. In September 2021, we entered into privately negotiated exchange and note repurchase transactions, after which $145.7 million in aggregate principal amount of 2023 Notes remains outstanding. There are no required principal payments on the 2023 Notes prior to their maturity. We intend to settle the principal amount of the 2023 Notes in cash upon maturity in January 2023. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In September 2021, we issued convertible senior notes with a 0.25% interest rate for an aggregate principal amount of $575.0 million due 2027, of which $477.3 million in principal amount was issued in exchange for approximately $416.5 million principal amount of the 2023 Notes and the remaining $97.7 million in principal amount was issued for cash. There are no required principal payments on the 2027 Notes prior to their maturity. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(159,885)	$(99,810)	$67,543
Net cash provided by (used in) investing activities	24,559	(597,153)	(54,189)
Net cash provided by financing activities	57,797	663,845	103,635
Net (decrease) increase in cash, cash equivalents and restricted cash	$(77,529)	$(33,118)	$116,989

Cash Flows from Operating Activities

Net cash used in operating activities was $159.9 million and $99.8 million for fiscal 2020 and fiscal 2021, respectively, and net cash provided by operating activities was $67.5 million for fiscal 2022, representing improvements of $60.1 million and $167.4 million, respectively, as compared to the respective prior year periods. The increases in cash generated from operating activities for fiscal 2021 and fiscal 2022 were due primarily to decreases in our net loss from operations.

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

Net cash used in investing activities of $54.2 million for fiscal 2022 consisted of $1.1 billion of short-term investment purchases and $49.1 million of purchases of property and equipment, partially offset by $1.1 billion of maturities of short-term investments and $18.0 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $57.8 million for fiscal 2020 consisted of proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of $663.8 million for fiscal 2021 consisted of $723.6 million of proceeds from the is issuance of the 2026 Notes, net of issuance costs, and $65.8 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $125.1 million of repurchases of our Class A common stock and $0.5 million of payments for finance leases.

Net cash provided by financing activities of $103.6 million for fiscal 2022 consisted of $88.7 million of proceeds from the issuance of the 2027 Notes in the subscription transactions that closed in September 2021, net of issuance costs, $67.8 million of proceeds from the sale of shares through employee equity incentive plans, and $39.9 million of proceeds from the termination of portions of the convertible note hedge transactions previously entered into in connection with the 2023 Notes, partially offset by $58.6 million of repurchases of our Class A common stock, $18.4 million of payments for the termination of portions of the warrant transactions previously entered into in connection with the 2023 Notes, and $14.7 million of debt extinguishment costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of July 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,498,701	$145,704	$—	$777,997	$575,000
Interest on convertible senior notes (1)	7,823	475	—	7,348	—
Operating leases (undiscounted basis) (2)	160,847	44,089	49,802	28,202	38,754
Other commitments (3)	88,679	80,242	6,050	2,387	—
Guarantees with contract manufacturers	82,275	82,275	—	—	—
Total	$1,838,325	$352,785	$55,852	$815,934	$613,754

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

From time to time, in the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.

As of July 31, 2022, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our use of the Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Derivative Liability

We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded on our consolidated statements of operations as other income or other expense. Once the criteria for conversion is fixed, the derivative instrument is marked to fair value and reclassified to equity.

We use the binomial model to estimate the fair value of the embedded derivative at each period-end. Our use of the binomial model requires the input of highly subjective assumptions, including expected volatility of our common stock, risk-free interest rates, and estimated conversion price ratios based on forecasted financial metrics. The assumptions used in the binomial model represent management's best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the fair value of the embedded derivative liability could be materially different in the future.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $46.1 million, $51.3 million and $58.5 million for fiscal 2020, 2021 and 2022, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to the continued growth of our business internationally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows, for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $757.6 million and support, entitlements, and other services was $823.2 million for the year ended July 31, 2022.

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
September 21, 2022

We have served as the Company’s auditor since 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the “Company”) as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2022, of the Company and our report dated September 21, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2022

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2021	July 31, 2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$285,723	$402,850
Short-term investments	928,006	921,429
Accounts receivable, net of allowances of $892 and $644, respectively	180,781	124,559
Deferred commissions—current	110,935	115,356
Prepaid expenses and other current assets	56,816	93,787
Total current assets	1,562,261	1,657,981
Property and equipment, net	131,621	113,440
Operating lease right-of-use assets	105,903	118,740
Deferred commissions—non-current	232,485	252,234
Intangible assets, net	32,012	15,829
Goodwill	185,260	185,260
Other assets—non-current	27,954	22,265
Total assets	$2,277,496	$2,365,749
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$47,056	$44,931
Accrued compensation and benefits	162,337	149,811
Accrued expenses and other current liabilities	39,404	49,232
Deferred revenue—current	636,421	720,993
Operating lease liabilities—current	42,670	39,801
Convertible senior notes, net—current	—	145,456
Total current liabilities	927,888	1,150,224
Deferred revenue—non-current	676,502	724,545
Operating lease liabilities—non-current	86,599	89,782
Convertible senior notes, net	1,055,694	1,156,205
Derivative liability	500,175	—
Other liabilities—non-current	42,679	35,161
Total liabilities	3,289,537	3,155,917
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2021 and 2022; no shares issued and outstanding as of July 31, 2021 and 2022	—	—
Common stock, par value of $0.000025 per share—1,200,000 (1,000,000 Class A, 200,000 Class B) and 1,042,004 (1,000,000 Class A, 42,004 Class B) shares authorized as of July 31, 2021 and 2022, respectively; 214,210 (208,579 Class A and 5,631 Class B) and 226,938 (226,938 Class A and zero Class B) shares issued and outstanding as of July 31, 2021 and 2022, respectively (1)	5	6
Additional paid-in capital	2,615,317	3,583,928
Accumulated other comprehensive loss	(8)	(6,076)
Accumulated deficit	(3,627,355)	(4,368,026)
Total stockholders’ deficit	(1,012,041)	(790,168)
Total liabilities and stockholders’ deficit	$2,277,496	$2,365,749

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands, except per share data)
Revenue:
Product	$765,822	$705,804	$757,623
Support, entitlements and other services	541,860	688,560	823,173
Total revenue	1,307,682	1,394,364	1,580,796
Cost of revenue:
Product	71,312	55,287	55,602
Support, entitlements and other services	215,377	236,619	265,554
Total cost of revenue	286,689	291,906	321,156
Gross profit	1,020,993	1,102,458	1,259,640
Operating expenses:
Sales and marketing	1,160,389	1,052,508	978,704
Research and development	553,978	556,950	571,962
General and administrative	135,547	153,782	166,418
Total operating expenses	1,849,914	1,763,240	1,717,084
Loss from operations	(828,921)	(660,782)	(457,444)
Other expense, net	(26,300)	(354,991)	(320,830)
Loss before provision for income taxes	(855,221)	(1,015,773)	(778,274)
Provision for income taxes	17,662	18,487	19,264
Net loss	$(872,883)	$(1,034,260)	$(797,538)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(4.48)	$(5.01)	$(3.62)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	194,719	206,475	220,529

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Net loss	$(872,883)	$(1,034,260)	$(797,538)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	1,361	(2,038)	(6,068)
Comprehensive loss	$(871,522)	$(1,036,298)	$(803,606)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Fiscal Year Ended July 31, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
	(in thousands)
Balance - July 31, 2019	188,595	$5	$1,835,528	$669	$(1,649,309)	$186,893
Issuance of common stock through employee equity incentive plans	10,034	—	7,024	—	—	7,024
Issuance of common stock from ESPP purchase	3,320	—	50,630	—	—	50,630
Stock-based compensation	—	—	351,998	—	—	351,998
Other comprehensive income	—	—	—	1,361	—	1,361
Net loss	—	—	—	—	(872,883)	(872,883)
Balance - July 31, 2020	201,949	5	2,245,180	2,030	(2,522,192)	(274,977)
Issuance of common stock through employee equity incentive plans	13,457	—	15,601	—	—	15,601
Issuance of common stock from ESPP purchase	3,980	—	50,167	—	—	50,167
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	358,545	—	—	358,545
Other comprehensive loss	—	—	—	(2,038)	—	(2,038)
Net loss	—	—	—	—	(1,034,260)	(1,034,260)
Balance - July 31, 2021	214,210	5	2,615,317	(8)	(3,627,355)	(1,012,041)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	11,270	1	6,479	—	—	6,480
Issuance of common stock from ESPP purchase	2,827	—	62,633	—	—	62,633
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	343,246	—	—	343,246
Other comprehensive loss	—	—	—	(6,068)	—	(6,068)
Net loss	—	—	—	—	(797,538)	(797,538)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,368,026)	$(790,168)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(872,883)	$(1,034,260)	$(797,538)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	93,773	94,373	87,952
Stock-based compensation	351,998	358,545	343,246
Change in fair value of derivative liability	—	269,265	198,038
Loss on debt extinguishment	—	—	64,910
Amortization of debt discount and issuance costs	31,313	63,859	40,233
Operating lease cost, net of accretion	30,374	34,757	36,905
Impairment and early exit of lease-related assets	3,002	1,420	597
Non-cash interest expense	—	16,074	19,270
Other	324	6,380	9,282
Changes in operating assets and liabilities:
Accounts receivable, net	4,334	64,483	60,998
Deferred commissions	(61,816)	(127,891)	(24,170)
Prepaid expenses and other assets	10,089	4,057	(36,166)
Accounts payable	(16,574)	(5,762)	(1,461)
Accrued compensation and benefits	18,765	50,916	(19,674)
Accrued expenses and other liabilities	3,400	14,824	4,049
Operating leases, net	(28,394)	(37,582)	(46,773)
Deferred revenue	272,410	126,732	127,845
Net cash (used in) provided by operating activities	(159,885)	(99,810)	67,543
Cash flows from investing activities:
Maturities of investments	645,828	784,176	1,058,116
Purchases of investments	(607,194)	(1,392,737)	(1,081,246)
Sales of investments	75,413	70,055	17,999
Purchases of property and equipment	(89,488)	(58,647)	(49,058)
Net cash provided by (used in) investing activities	24,559	(597,153)	(54,189)
Cash flows from financing activities:
Payments of debt extinguishment costs	—	—	(14,709)
Proceeds from unwinding of convertible note hedges	—	—	39,880
Payments for unwinding of warrants	—	—	(18,390)
Proceeds from sales of shares through employee equity incentive plans	57,797	65,766	67,826
Proceeds from the issuance of convertible notes, net of issuance costs	—	723,617	88,687
Repurchases of common stock	—	(125,079)	(58,570)
Payment of finance lease obligations	—	(459)	(1,089)
Net cash provided by financing activities	57,797	663,845	103,635
Net (decrease) increase in cash, cash equivalents and restricted cash	$(77,529)	$(33,118)	$116,989
Cash, cash equivalents and restricted cash—beginning of period	399,520	321,991	288,873
Cash, cash equivalents and restricted cash—end of period	$321,991	$288,873	$405,862
Restricted cash (1)	3,254	3,150	3,012
Cash and cash equivalents—end of period	$318,737	$285,723	$402,850
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,625	$16,639	$20,353
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$4,630	$12,832	$17,139
Finance lease liabilities arising from obtaining right-of-use assets	$—	$8,299	$10,491

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

We provide a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; warranty liability; purchase commitment liabilities to our contract manufacturers; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of right-of-use assets and lease liabilities; the inputs used to determine the fair value of the contingent liability associated with the conversion feature of the 2.50% convertible senior notes due 2026 (the "2026 Notes"); and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

In response to the ongoing and continuously evolving COVID-19 pandemic, we considered the impact of the economic implications on our critical and significant accounting estimates, including assessment of collectibility of customer contracts, valuation of accounts receivable, provision for purchase commitments to our contract manufacturers and impairment of long-lived assets, right-of-use assets, and deferred commissions.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risk

Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Our deposits are with multiple institutions, however such deposits may exceed federally insured limits. We provide credit, in the normal course of business, to a number of companies and perform credit evaluations of our customers.

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2020, 2021 and 2022, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of
	Fiscal Year Ended July 31,			July 31, 2021	July 31, 2022
Partners	2020	2021	2022
Partner A	29%	32%	33%	35%	26%
Partner B	14%	15%	15%	23%	11%
Partner C	(1)	10%	11%	(1)	(1)

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

Our marketable securities are recorded at their estimated fair value. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income (loss). We periodically review whether our securities may be other-than-temporarily impaired, including whether or not (i) we have the intent to sell the security or (ii) it is more likely than not that we will be required to sell the security before its anticipated recovery. If one of these factors is met, we will record an impairment loss associated with our impaired investment. The impairment loss will be recorded as a write-down of investments in our consolidated balance sheets and a realized loss within other expense in our consolidated statements of operations.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. The carrying amounts reported in our consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the 0% convertible senior notes due 2023 (the "2023 Notes") is determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. The fair value of the 2.50% convertible senior notes due 2026 is determined based on a binomial model. The fair value of the 0.25% convertible senior notes due 2027 (the "2027 Notes") is determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.

Convertible Senior Notes

Our convertible senior notes, including any embedded conversion features, are accounted for under the traditional convertible debt accounting model and are treated as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, it is classified as a long-term liability, as we retain the option to settle conversion requests in shares of our Class A common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and accounted for as such. Issuance costs are amortized to interest expense using the effective interest rate method over the term of the notes. In accounting for conversions of the notes, the carrying amount of the converted notes is reduced by the total consideration paid or issued for the respective converted notes and the difference is recorded to additional paid-in capital on our consolidated balance sheets. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other expense, net on our consolidated statements of operations.

Derivative Liability

We evaluate convertible notes or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of Accounting Standards Codification ("ASC") 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The result of this accounting guidance could result in the fair value of a financial instrument being classified as a derivative instrument and recorded at fair market value at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded on our consolidated statements of operations as other income or other expense. Once the criteria for conversion is fixed, the derivative instrument is marked to fair value and reclassified to equity.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Allowance for credit losses—beginning balance	$379	$804	$892
Charged to allowance for credit losses	822	655	200
Recoveries	(22)	(286)	(80)
Write-offs	(375)	(281)	(368)
Allowance for credit losses—ending balance	$804	$892	$644

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

Leases

We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our consolidated balance sheet as of July 31, 2022. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other liabilities—non-current in our consolidated balance sheet as of July 31, 2022.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right-of-use assets ("ROU assets") represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of fixed payments under the arrangement, less any lease incentives, such as rent holidays. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance, property taxes and utilities. We use an estimate of our incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of Accounting Standards Update ("ASU") 2016-02, Leases ("ASC 842"), we used the IBR as of August 1, 2019. Our lease terms may include renewal options, which are not included in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Lease costs are recognized on a straight-line basis as operating expenses within our consolidated statements of operations. We present lease payments within cash flows from operations within our consolidated statements of cash flows.

For our operating leases, we account for lease and non-lease components as a single lease component. Additionally, we do not record leases on our consolidated balance sheet that have a lease term of 12 months or less at the lease commencement date.

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

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2020, 2021 or 2022.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. Unbilled accounts receivable, included in accounts receivable, net on our consolidated balance sheets, was not material for any of the periods presented.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2021 and 2022 is presented in the accompanying consolidated balance sheets.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs to obtain and fulfill a contract — We capitalize commissions paid to sales personnel and the related payroll taxes when customer contracts are signed. These costs are recorded as deferred commissions in our consolidated balance sheets, current and non-current. We determine whether costs should be deferred based on our sales compensation plans if the commissions are incremental and would not have been incurred absent the execution of the customer contract. Commissions paid upon the initial acquisition of a contract are recognized over the estimated period of benefit, which may exceed the term of the initial contract if the commissions expected to be paid upon renewal are not commensurate with that of the initial contract. Accordingly, deferred costs are recognized on a systematic basis that is consistent with the pattern of revenue recognition allocated to each performance obligation over the entire period of benefit and included in sales and marketing expense in our consolidated statements of operations. We determine the estimated period of benefit by evaluating the expected renewals of customer contracts, the duration of relationships with our customers, customer retention data, our technology development lifecycle and other factors. Deferred costs are periodically reviewed for impairment.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2020, 2021 and 2022, we recognized foreign currency losses of $9.4 million, $8.9 million and $3.2 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in our consolidated statements of operations. During the fiscal years ended July 31, 2020, 2021 and 2022, advertising expense was $38.7 million, $22.1 million and $13.7 million, respectively.

Recently Adopted Accounting Pronouncements

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

The adoption of this new guidance resulted in an increase in the carrying value of the 2023 Notes by approximately $48.0 million to reflect the full principal amount of the convertible notes outstanding, net of issuance costs, a decrease in additional paid-in capital of approximately $148.6 million to remove the equity component separately recorded for the conversion feature associated with the 2023 Notes, and a cumulative-effect adjustment of approximately $100.6 million to the accumulated deficit beginning balance as of August 1, 2021. The remaining debt issuance costs will continue to be amortized over the term of the 2023 Notes. The new standard had no impact on the 2026 Notes, as the embedded conversion feature on the 2026 Notes was initially accounted for as a derivative liability.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance on modifications or exchanges of a freestanding equity-classified written call option (such as warrants). An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument, and provides further guidance on measuring the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 also provides guidance on the recognition of the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange on the basis of the substance of the transaction, in the same manner as if cash had been paid as consideration. The new standard is effective for all entities for fiscal years beginning after December 15, 2021, with early adoption permitted, including interim periods within those fiscal years. We early adopted the new standard effective August 1, 2021 and the adoption did not have a material impact on our consolidated financial statements.

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

We generate revenue primarily from the sale of our enterprise cloud platform, which can be delivered pre-installed on an appliance that is configured to order or delivered separately to be utilized on a variety of certified hardware platforms. When the software license is not portable to other appliances, it can be used over the life of the associated appliance, while subscription term-based licenses typically have a term of one to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our OEMs or, in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. A substantial portion of sales are made through channel partners and OEM relationships.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Subscription	$1,030,180	$1,243,621	$1,433,773
Non-portable software	208,158	71,390	49,694
Hardware	23,455	6,259	5,585
Professional services	45,889	73,094	91,744
Total revenue	$1,307,682	$1,394,364	$1,580,796

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $508.8 million, $639.3 million and $770.4 million of our subscription revenue for fiscal 2020, 2021 and 2022, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $521.3 million, $604.3 million and $663.4 million of our subscription revenue for fiscal 2020, 2021 and 2022, respectively.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2020	$1,183,441	$215,528
Additions (1)	1,523,846	310,966
Revenue/commissions recognized	(1,394,364)	(183,074)
Balance as of July 31, 2021	1,312,923	343,420
Additions (1)	1,713,411	229,524
Revenue/commissions recognized	(1,580,796)	(205,354)
Balance as of July 31, 2022	$1,445,538	$367,590

(1)
Includes both billed and unbilled amounts.

During the fiscal year ended July 31, 2021, we recognized revenue of approximately $488.2 million pertaining to amounts deferred as of July 31, 2020. During the fiscal year ended July 31, 2022, we recognized revenue of approximately $592.6 million pertaining to amounts deferred as of July 31, 2021.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.6 billion as of July 31, 2022, of which we expect to recognize approximately 54% over the next 12 months, and the remainder thereafter.

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

Assets Measured at Fair Value on a Recurring Basis

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

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$72,583	$—	$—	$72,583
Commercial paper	—	29,997	—	29,997
Corporate bonds	—	2,002	—	2,002
Short-term investments:
Corporate bonds	—	513,688	—	513,688
Commercial paper	—	347,088	—	347,088
U.S. Government securities	—	67,230	—	67,230
Total measured at fair value	$72,583	$960,005	$—	$1,032,588
Cash				181,141
Total cash, cash equivalents and short-term investments				$1,213,729

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of July 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$227,796	$—	$—	$227,796
Commercial paper	—	27,927	—	27,927
Short-term investments:
Corporate bonds	—	409,024	—	409,024
Commercial paper	—	317,738	—	317,738
U.S. Government securities	—	194,667	—	194,667
Total measured at fair value	$227,796	$949,356	$—	$1,177,152
Cash				147,127
Total cash, cash equivalents and short-term investments				$1,324,279

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2023 Notes, the 2026 Notes and the 2027 Notes (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2021 (1)		As of July 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$523,671	$602,272	$145,456	$143,154
2026 Notes	532,023	1,128,953	589,200	759,086
2027 Notes (2)	—	—	567,005	400,252
Total	$1,055,694	$1,731,225	$1,301,661	$1,302,492

(1)
Prior period amounts have not been adjusted due to our adoption of ASU 2020-06 under the modified retrospective method. For additional information on our adoption of ASU 2020-06, refer to Note 1 and Note 5.
(2)
The 2027 Notes were issued in September 2021.

The carrying value of the 2023 Notes as of July 31, 2021 was net of an unamortized debt discount of $48.6 million and unamortized debt issuance costs of $2.7 million, respectively. The carrying value of the 2023 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $0.2 million.

The carrying value of the 2026 Notes as of July 31, 2021 and 2022 included $8.9 million and $28.0 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $203.6 million and $169.4 million, respectively, and unamortized debt issuance costs of $23.3 million and $19.4 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $8.0 million.

The total estimated fair value of the 2023 Notes was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We consider the fair value of the 2023 Notes to be a Level 2 valuation due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total estimated fair value of the 2026 Notes is based on a binomial model. We consider the fair value of the 2026 Notes to be a Level 3 valuation, as the 2026 Notes are not publicly traded. The Level 3 inputs used are the same as those used to determine the estimated fair value of the associated derivative liability, as detailed below.

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes to be a Level 2 valuation due to the limited trading activity.

Derivative Liability

The conversion feature of the 2026 Notes represented an embedded derivative at inception. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes were convertible into a variable number of shares until the conversion price became fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in our consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability is considered a Level 3 valuation and was recorded at its estimated fair value at the end of each reporting period and as of September 15, 2021, when the conversion price became fixed, with the change in fair value recognized within other expense, net in our consolidated statements of operations.

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

The following table shows the change in the estimated fair value of the derivative liability through October 31, 2021. There was no change to the estimated fair value of the derivative liability subsequent to October 31, 2021, as it was reclassified to equity.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2021 and 2022, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, at July 31, 2021 and 2022, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2022
(in thousands)
Due within one year	$770,454
Due in one to two years	150,975
Total	$921,429

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2021	2022
	(in thousands)
Prepaid operating expenses	$36,455	$48,842
VAT receivables	8,290	7,514
Other current assets	12,071	37,431
Total prepaid expenses and other current assets	$56,816	$93,787

The increase in other current assets from July 31, 2021 to July 31, 2022 was due primarily to the addition of a receivable for the estimated recovery of our settlement offer and certain legal fees and professional expenses payable under our applicable insurance policies related to certain litigation matters, as well as the addition of tenant improvement allowances receivable within the next 12 months.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	As of July 31,
	Useful Life	2021	2022
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$300,583	$341,536
Demonstration units	12	68,992	61,914
Leasehold improvements	(1)	62,676	61,443
Furniture and fixtures	60	16,518	16,508
Total property and equipment, gross		448,769	481,401
Less: accumulated depreciation (2)		(317,148)	(367,961)
Total property and equipment, net		$131,621	$113,440

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
Includes a $0.9 million write-off related to the impairment of certain leasehold improvements during the fiscal year ended July 31, 2021. For additional information on this lease-related impairment, refer to Note 6.

Depreciation expense related to our property and equipment was $76.4 million, $76.5 million and $69.3 million for the fiscal years ended July 31, 2020, 2021 and 2022, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of July 31,
	2021	2022
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(50,764)	(64,344)
Accumulated amortization of customer relationships	(6,513)	(8,074)
Accumulated amortization of trade name	(3,041)	(4,083)
Total accumulated amortization	(60,318)	(76,501)
Total intangible assets, net	$32,012	$15,829

Amortization expense related to our intangible assets is being recognized in our consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2021	2022
	(in thousands)
Intangible assets, net—beginning balance	$49,392	$32,012
Amortization of intangible assets (1)	(17,380)	(16,183)
Intangible assets, net—ending balance	$32,012	$15,829

(1)
Represents amortization expense related to intangible assets recognized during the year in our consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2023	$10,856
2024	3,210
2025	1,763
Total	$15,829

Goodwill

There was no change in the carrying amount of goodwill during the fiscal years ended July 31, 2021 or 2022.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of July 31,
	2021	2022
	(in thousands)
Accrued commissions	$48,321	$32,886
Accrued vacation	26,961	23,140
Payroll taxes payable	21,603	21,060
Accrued wages and taxes	1,675	20,807
Contributions to ESPP withheld	26,735	19,174
Accrued benefits	10,243	11,774
Accrued bonus	14,878	9,782
Other	11,921	11,188
Total accrued compensation and benefits	$162,337	$149,811

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2021	2022
	(in thousands)
Income taxes payable	$13,309	$13,206
Accrued professional services	3,541	5,499
Other	22,554	30,527
Total accrued expenses and other current liabilities	$39,404	$49,232

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CONVERTIBLE SENIOR NOTES

2023 Notes

In January 2018, we issued the 2023 Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act. This included $75.0 million in aggregate principal amount of the 2023 Notes that we issued resulting from initial purchasers fully exercising their option to purchase additional notes. There are no required principal payments on the 2023 Notes prior to their maturity. The total net proceeds from the issuance of the 2023 Notes were as follows:

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

Each $1,000 of principal of the 2023 Notes is initially convertible into 20.4705 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $48.85 per share, subject to adjustment upon the occurrence of specified events. Holders of these 2023 Notes may convert their 2023 Notes at their option at any time prior to the close of the business day immediately preceding October 15, 2022, only under the following circumstances:

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

Based on the closing price of our Class A common stock of $15.13 on July 31, 2022, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended July 31, 2022. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after July 31, 2022.

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

The 2023 Notes consisted of the following:

	As of July 31,
	2021	2022
	(in thousands)
Principal amounts:
Principal	$575,000	$145,704
Unamortized debt discount (1)	(48,616)	—
Unamortized debt issuance costs (1)	(2,713)	(248)
Net carrying amount	$523,671	$145,456
Carrying amount of equity component (2)	$148,598	$—

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. As of July 31, 2021, the effective interest rate was 6.62%. As of July 31, 2022, the effective interest rate was 0.41%.
(2)
Included in our consolidated balance sheets as of July 31, 2021 within additional paid-in capital, net of $3.0 million in equity issuance costs.

As of July 31, 2022, the remaining life of the 2023 Notes was approximately 5 months.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$29,658	$31,682	$—
Interest expense related to amortization of debt issuance costs	1,654	1,767	844
Total interest expense	$31,312	$33,449	$844

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in our consolidated balance sheets as of July 31, 2021 and 2022. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

In September 2021, in connection with the exchange and repurchase transactions described above, we terminated portions of the convertible note hedge transactions and warrant transactions previously entered into with certain financial institutions in connection with the issuance of the 2023 Notes. The net effect of these unwind transactions was a $21.5 million cash payment received, consisting of an $18.4 million payment for the warrant unwind and the receipt of $39.9 million from the hedge unwind. The amounts paid and received as part of the unwind transactions were recorded to additional paid-in capital within our consolidated balance sheet.

The note hedges are required to be excluded from the calculation of diluted earnings per share ("EPS"), as they would be antidilutive. In periods when we report a net loss, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive, and the potential impact of the 2023 Notes is therefore excluded.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2026 Notes

In September 2020, we issued $750.0 million in aggregate principal amount of the 2026 Notes to BCPE Nucleon (DE) SVP, LP, an entity affiliated with Bain Capital, LP ("Bain"). The total net proceeds from this offering were approximately $723.72 million, after deducting $26.3 million of debt issuance costs.

The 2026 Notes bear interest at a rate of 2.5% per annum, with such interest to be paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes has accrued from the date of issuance (September 24, 2020) and is added to the principal amount on a semi-annual basis (on March 15 and September 15 of each year, beginning on March 15, 2021). The 2026 Notes mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.

The 2026 Notes are convertible into our shares of Class A common stock based on an initial conversion rate of 36.036 shares of common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In September 2021, the one-year anniversary of the issuance of the 2026 Notes, the conversion price was subject to a one-time adjustment, based on the level of achievement of certain financial milestones and as a result, the conversion price became fixed at $27.75 per share.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2026 Notes consisted of the following:

	As of July 31,
	2021	2022
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	8,906	27,997
Unamortized debt discount (conversion feature) (1)	(203,619)	(169,438)
Unamortized debt issuance costs (1)	(23,264)	(19,359)
Net carrying amount	$532,023	$589,200

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of July 31, 2022, the remaining life of the 2026 Notes was approximately 4.1 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended July 31,
	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$27,291	$34,180
Interest expense related to amortization of debt issuance costs	3,119	3,906
Non-cash interest expense	16,074	19,270
Total interest expense	$46,484	$57,356

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through July 31, 2022 and was recognized within other expense, net in our consolidated statement of operations and other liabilities–non-current in our consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

Upon the conversion price of the 2026 Notes becoming fixed in September 2021, the embedded conversion option for the 2026 Notes no longer required bifurcation because the conversion features are now considered indexed to our own equity and meet the equity classification conditions. The carrying amount of the derivative liability of $698.2 million as of that date was reclassified to additional paid-in capital within our consolidated balance sheet. The remaining debt discount that arose from the original bifurcation continues to be amortized over the term of the 2026 Notes.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2027 Notes bear interest at a rate of 0.25% per annum, and pay interest semi-annually in arrears on each April 1 and October 1, commencing on April 1, 2022. The 2027 Notes will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.

The 2027 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of Class A common stock, at our election. Each $1,000 of principal of the 2027 Notes is initially convertible into 17.3192 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $57.74 per share, subject to customary anti-dilution adjustments. Holders of these 2027 Notes may convert their 2027 Notes at their option at any time prior to the close of the business day immediately preceding July 1, 2027, only under the following circumstances:

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

In accounting for the exchange of convertible notes, we evaluated whether the transaction should be treated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2027 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. The $64.9 million difference between the total reacquisition price paid and the net carrying amount of the 2023 Notes is recognized as a debt extinguishment loss within other expense, net in our consolidated statement of operations.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2027 Notes consisted of the following:

As of July 31, 2022
(in thousands)
Principal amounts:
Principal	$575,000
Unamortized debt issuance costs (1)	(7,995)
Net carrying amount	$567,005

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of July 31, 2022, the remaining life of the 2027 Notes was approximately 5.2 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

Fiscal Year Ended July 31,
2022
(in thousands)
Contractual interest expense	$1,229
Interest expense related to amortization of debt issuance costs	1,302
Total interest expense	$2,531

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

Total operating lease cost was $39.1 million, $42.6 million and $43.3 million for the fiscal years ended July 31, 2020, 2021 and 2022, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.7 million and $2.4 million for the fiscal years ended July 31, 2021 and 2022, respectively. We had no finance leases during the fiscal year ended July 31, 2020.

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

During fiscal 2021, we recorded additional impairment charges related to certain international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $1.4 million net impairment in our consolidated statement of operations for the fiscal year ended July 31, 2021. Of the $1.4 million impairment, approximately $0.5 million relates to the impairment of our operating lease right-of-use assets and approximately $0.9 million relates to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2022, we signed agreements to early exit certain office spaces in the United States. The reduction in the lease term resulted in a decrease to the carrying amount of the operating lease liability and the operating lease right-of-use asset on our consolidated balance sheet as of July 31, 2022. In addition, we recorded $0.6 million of expense in our consolidated statement of operations for the fiscal year ended July 31, 2022.

Supplemental balance sheet information related to leases is as follows:

	As of July 31,
	2021	2022
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$170,277	$188,060
Accumulated amortization	(64,374)	(69,320)
Operating lease right-of-use assets, net	$105,903	$118,740
Operating lease liabilities—current	$42,670	$39,801
Operating lease liabilities—non-current	86,599	89,782
Total operating lease liabilities	$129,269	$129,583
Weighted average remaining lease term (in years):	3.1	5.1
Weighted average discount rate:	5.5%	5.7%

	As of July 31,
	2021	2022
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$8,972	$13,501
Accumulated amortization (1)	(687)	(3,053)
Finance lease right-of-use assets, net (1)	$8,285	$10,448
Finance lease liabilities—current (2)	$1,772	$2,685
Finance lease liabilities—non-current (3)	6,527	7,806
Total finance lease liabilities	$8,299	$10,491
Weighted average remaining lease term (in years):	4.7	3.9
Weighted average discount rate:	6.7%	5.9%

(1)
Included in our consolidated balance sheets within property and equipment, net.
(2)
Included in our consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in our consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended July 31,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,216	$48,509
Financing cash flows from finance leases	$459	$1,089
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$16,174	$55,797
Finance leases	$9,622	$4,529

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The undiscounted cash flows for our lease liabilities as of July 31, 2022 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2023	$43,199	$2,750	$45,949
2024	30,393	2,750	33,143
2025	17,100	2,750	19,850
2026	13,805	2,048	15,853
2027	12,699	337	13,036
Thereafter	36,396	—	36,396
Total lease payments	153,592	10,635	164,227
Less: imputed interest	(24,009)	(144)	(24,153)
Total lease obligation	129,583	10,491	140,074
Less: current lease obligations	(39,801)	(2,685)	(42,486)
Long-term lease obligations	$89,782	$7,806	$97,588

As of July 31, 2022, we had additional operating lease commitments of approximately $7.3 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2023, with lease terms of approximately three to eight years.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2022, we had up to approximately $88.7 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $82.3 million in the form of guarantees to certain of our contract manufacturers.

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

The fair value of liabilities related to indemnifications and guarantee provisions are not material and have not had any material impact on our consolidated financial statements to date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint) and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint). We plan to continue to vigorously defend against these actions. We recorded an accrual for estimated loss contingencies associated with this matter in an amount equal to a settlement offer we made at the mediation. The accrual does not reflect our views of the merits of claims in these actions. In addition, we recorded a corresponding receivable for the estimated recovery in respect of our settlement offer and certain legal fees and professional expenses payable under our applicable insurance policies. The accrual and estimated recovery may change in the future due to new developments, and the actual liability and recovery may vary significantly from current estimates.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of July 31, 2022, we had one class of outstanding common stock consisting of Class A common stock.

As of July 31, 2022, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 42.0 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of July 31, 2022, we had 226.9 million shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding.

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

During the fiscal year ended July 31, 2021, we repurchased 5.2 million shares of Class A common stock in open market transactions at an average price of $24.15 per share, for an aggregate purchase price of $125.0 million. As of July 31, 2021, there was no remaining authorization and the program had expired.

In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of 2027 Notes to repurchase 1.4 million shares of Class A common stock in open market transactions at an average price of $42.77 per share. For additional details on these transactions, refer to Note 5.

Common Stock Reserved for Issuance

As of July 31, 2022, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2022
(in thousands)
Shares reserved for future equity grants	15,159
Shares underlying outstanding stock options	1,689
Shares underlying outstanding restricted stock units	22,136
Shares reserved for future employee stock purchase plan awards	2,362
Total	41,346

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan will also include an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2020 and 2021, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.1 million and 10.7 million shares, respectively, pursuant to these provisions. As of July 31, 2022, we had reserved a total of 39.0 million shares for the issuance of equity awards under the Stock Plans, of which 15.2 million shares were still available for grant. On August 1, 2022, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 11.3 million shares pursuant to the automatic increase provisions.

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

Market Stock Units

In connection with his hiring, in December 2020, the Compensation Committee of our Board of Directors approved the grant of 703,117 RSUs subject to certain market conditions ("MSUs") to our President and CEO. These MSUs have a weighted average grant date fair value per unit of $35.69 and will vest up to 133% based upon the achievement of certain stock price targets over a performance period of approximately 4.0 years, subject to his continuous service on each vesting date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In order to align with the MSUs granted to our President and CEO, in December 2020, the Compensation Committee of our Board of Directors modified the vesting conditions for the 75,000 MSUs previously granted to another individual who was then serving as one of our executives. These modified MSUs had a weighted average grant date fair value per unit of $27.54 and vested based upon the achievement of a modified stock price target over the original performance period of approximately 3.9 years, subject to continuous service on each vesting date. The incremental compensation cost resulting from this modification was not material. Following the individual's resignation during the second quarter of fiscal 2022, his remaining unvested MSUs were cancelled.

In October 2021, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value per unit of $46.20 and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms, but were not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of July 31, 2022, approximately 1.1 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Fiscal Year Ended July 31,
	2021		2022
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at beginning of period	22,632	$32.70	21,708	$30.98
Granted	13,732	$29.60	15,575	$30.92
Released	(9,744)	$32.58	(9,626)	$32.68
Forfeited	(4,912)	$31.87	(5,521)	$32.55
Outstanding at end of period	21,708	$30.98	22,136	$29.81

The aggregate grant date fair value of RSUs, including MSUs, vested was $298.2 million, $317.4 million and $314.6 million for the fiscal years ended July 31, 2020, 2021 and 2022, respectively.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2021				2022
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	7,546	$5.10	3.6	$129,010	3,334	$5.20	2.8	$102,740
Options granted	—	$—			—	$—
Options exercised	(3,712)	$4.07			(1,643)	$3.94
Options canceled/forfeited	(500)	$12.00			(2)	$13.04
Outstanding at end of period	3,334	$5.20	2.8	$102,740	1,689	$6.43	1.9	$14,707
Exercisable at end of period	3,334	$5.20	2.8	$102,739	1,689	$6.43	1.9	$14,707

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2020, 2021 and 2022 was $23.4 million, $90.5 million and $35.0 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $6.9 million, $15.1 million and $6.5 million for the fiscal years ended July 31, 2020, 2021 and 2022, respectively. The total grant date fair value of stock options vested was $1.0 million and $0.2 million for the fiscal years ended July 31, 2020 and 2021, respectively. The total grant date fair value of stock options vested was not material for the fiscal year ended July 31, 2022. We did not grant any stock options during the fiscal years ended July 31, 2020, 2021 or 2022.

Employee Stock Purchase Plan

In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 (the "Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. On December 13, 2019, our stockholders approved certain amendments to the Original 2016 ESPP. Under the amended and restated Original 2016 ESPP (the "2016 ESPP"), the maximum number of shares of Class A common stock available for sale is 11.5 million shares, representing an increase of 9.2 million shares.

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

During the fiscal year ended July 31, 2022, 2.8 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $62.6 million. As of July 31, 2022, 2.4 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2020	2021	2022
Expected term (in years)	0.92	0.77	0.81
Risk-free interest rate	0.1%	0.1%	1.0%
Volatility	73.4%	56.9%	43.3%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in our consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Cost of revenue:
Product	$5,334	$6,023	$7,379
Support, entitlements and other services	22,014	24,460	30,846
Sales and marketing	126,015	122,815	104,592
Research and development	153,252	150,856	143,759
General and administrative	45,383	54,391	56,670
Total stock-based compensation expense	$351,998	$358,545	$343,246

As of July 31, 2022, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $583.4 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 10. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represents approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. The headcount reduction is part of our ongoing efforts to drive towards profitable growth. We estimate that we will recognize pre-tax restructuring charges in the range of approximately $20.0 million to $25.0 million, consisting primarily of one-time severance and other termination benefit costs.

During fiscal 2022, we recognized restructuring charges of $11.2 million, which consisted primarily of severance and other termination benefit costs directly related to this reduction in force. Of the $11.2 million recognized, $0.2 million is included within support, entitlements and other services cost of revenue, $10.3 million is included within sales and marketing expense, $0.6 million is included within research and development expense, and $0.1 million is included within general and administrative expense on our consolidated statement of operations. We expect that the majority of the remaining charges will be recognized during the first quarter of fiscal 2023.

As of July 31, 2022, we had not made any cash payments related to this restructuring and the $11.2 million of restructuring charges accrued is included within accrued compensation and benefits in our consolidated balance sheet.

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

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. Prior to this conversion, the rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock were identical, except with respect to voting. As the liquidation and dividend rights were identical, our undistributed earnings or losses were allocated on a proportionate basis among the holders of both Class A and Class B common stock. As a result, the net income (loss) per share attributed to common stockholders was the same for both Class A and Class B common stock on an individual or combined basis.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(872,883)	$(1,034,260)	$(797,538)
Denominator:
Weighted average shares—basic and diluted	194,719	206,475	220,529
Net loss per share attributable to common stockholders— basic and diluted	$(4.48)	$(5.01)	$(3.62)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Outstanding stock options and RSUs	30,178	25,042	23,825
Employee stock purchase plan	4,368	2,838	2,511
Common stock issuable upon the conversion of the Notes	—	1,529	39,968
Contingently issuable shares pursuant to acquisitions	506	253	—
Total	35,052	29,662	66,304

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

NOTE 12. INCOME TAXES

Income Taxes

Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Domestic	$(905,840)	$(1,066,307)	$(833,507)
Foreign	50,619	50,534	55,233
Loss before provision for income taxes	$(855,221)	$(1,015,773)	$(778,274)

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
Current:
U.S. federal	$175	$9	$13
State and local	79	99	77
Foreign	18,033	21,801	21,578
Total current taxes	18,287	21,909	21,668
Deferred:
U.S. federal	80	24	23
State and local	—	—	—
Foreign	(705)	(3,446)	(2,427)
Total deferred taxes	(625)	(3,422)	(2,404)
Provision for income taxes	$17,662	$18,487	$19,264

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
U.S. federal income tax at statutory rate	$(179,514)	$(213,391)	$(163,438)
Change in valuation allowance	164,453	171,270	117,292
Non-deductible item on fair value remeasurement of derivative liability	—	56,546	41,589
Stock-based compensation	30,913	4,663	14,462
Effect of foreign operations	12,676	9,851	11,210
Research and development tax credits	(19,210)	(14,694)	(9,455)
Non-deductible expenses	5,393	1,739	6,646
Change in unrecognized tax benefit	1,863	2,631	655
State income taxes	79	99	77
Transfer pricing adjustments	7	—	—
Other	1,002	(227)	226
Total	$17,662	$18,487	$19,264

During the fiscal years ended July 31, 2020, 2021 and 2022, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2021	2022
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$573,944	$665,757
Tax credit carryforward	164,984	184,376
Deferred revenue	168,417	170,243
Leases	40,011	38,843
Interest expense carryforward	15,492	32,692
Intangible assets	28,557	25,403
Accruals and reserves	21,727	23,045
Stock-based compensation	18,957	17,631
Property and equipment	3,385	4,115
Other assets	26,394	23,412
Total deferred tax assets	1,061,868	1,185,517
Deferred tax liabilities:
Deferred commission expense	(83,054)	(86,253)
Leases	(38,368)	(39,886)
Convertible notes	(246)	(38,925)
Prepaid expenses	(2,013)	(2,290)
Property and equipment	(3,681)	(1,271)
Acquisition-related	(4,633)	(1,224)
Other	(2,764)	(3,142)
Total deferred tax liabilities	(134,759)	(172,991)
Valuation allowance	(918,689)	(1,002,546)
Net deferred tax assets	$8,420	$9,980

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.

The valuation allowance for deferred tax assets was $1.0 billion as of July 31, 2022. The net increase in the total valuation allowance for the fiscal years ended July 31, 2021 and 2022 was $206.6 million and $83.9 million, respectively.

As of July 31, 2022, we had approximately $3.0 billion of federal net operating loss carryforwards and $1.8 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2023. In addition, we had approximately $124.0 million of federal research credit carryforwards, $96.4 million of state research credit carryforwards and $12.1 million of foreign tax credit carryforwards. The federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2027.

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

As of July 31, 2022, we held an aggregate of $165.9 million in cash and cash equivalents in our foreign subsidiaries, of which $73.1 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. The income tax liability would be insignificant if these earnings were to be repatriated.

The income tax benefit and provision for the fiscal year ended July 31, 2022 are based on the assumption that foreign undistributed earnings are indefinitely reinvested. We will continue to evaluate whether or not to continue to assert indefinite reinvestment on part or all of our foreign undistributed earnings. In the event we determine not to continue to assert the permanent reinvestment of part or all of our foreign undistributed earnings, such a determination could result in the accrual and payment of additional foreign, state and local taxes.

The 2017 Tax Cuts and Jobs Act requires research and development expenditures incurred for the tax year beginning after December 31, 2021 to be capitalized and amortized ratably over five years for domestic research and 15 years for international research. The mandatory capitalization requirement should have no material impact on our income tax provision for the fiscal year ended July 31, 2023 due to our tax attributes carryover and full valuation allowance position. On August 16, 2022, President Biden signed the Inflation Reduction Act, which includes a new minimum tax on certain large corporations and an excise tax on stock buybacks. We do not anticipate this legislation to have a material impact on our consolidated financial statements.

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended July 31,
	2021	2022
	(in thousands)
Balance at the beginning of the year	$85,257	$89,775
Increases related to current year tax positions	4,335	3,499
Increases related to prior year tax positions	328	604
Decreases related to prior year tax positions	—	(2,263)
Lapse of statute of limitations/Settlements	(145)	(942)
Balance at the end of the year	$89,775	$90,673

During the fiscal year ended July 31, 2022, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.

As of July 31, 2022, if uncertain tax positions are fully recognized in the future, it would result in a $14.4 million impact to our effective tax rate, primarily relating to positions in foreign jurisdictions, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2022, we had recognized $5.3 million of accrued interest and penalties related to uncertain tax positions.

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

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2020	2021	2022
	(in thousands)
U.S.	$706,110	$758,128	$887,141
Europe, the Middle East and Africa	277,489	320,837	374,186
Asia Pacific	265,092	260,637	274,373
Other Americas	58,991	54,762	45,096
Total revenue	$1,307,682	$1,394,364	$1,580,796

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of July 31,
	2021	2022
	(in thousands)
United States	$86,468	$74,472
International	45,153	38,968
Total long-lived assets	$131,621	$113,440

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of July 31, 2022.

The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders ("2022 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/8/2016
3.2	Amended and Restated Bylaws.	S-1/A	333-208711	3.4	5/27/2016
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, by and between the Registrant and U.S. Bank National Association and Form of 0% Convertible Senior Notes due 2023.	8-K	001-37883	4.1	1/23/2018
4.5	Description of Class A Common Stock.					X
4.6	Indenture, dated as of September 24, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.7	Form of 2.5% Convertible Senior Notes due 2026 (included in Exhibit 4.6)	8-K	001-37883	4.2	9/24/2020
4.8	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.9	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.8)	8-K	001-37883	4.2	9/23/2021
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation	10-Q	001-37883	10.1	6/2/2022
10.4+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.5+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.6+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.7+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2022) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.2	12/2/2021
10.8+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2023) under the 2016 Equity Incentive Plan.					X

10.9+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	3/5/2020
10.10+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.11+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.12+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.13+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.14+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall.	10-Q	001-37883	10.1	3/15/2018
10.15+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.16+	Change of Control and Severance Policy.					X
10.17+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.18†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.19†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.20	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.21†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.22†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022
10.23†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q	001-37883	10.1	6/5/2019
10.24†	Manufacturing Services Agreement, by and among the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017.	10-Q	001-37883	10.3	6/5/2019
10.25††	Amendment Four to the Manufacturing Services Agreement, entered into as of September 4, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited.	10-Q	001-37883	10.4	12/5/2019

10.26	Amendment Five to Manufacturing Services Agreement, dated October 5, 2020, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems, Ltd and its affiliates.	10-Q	001-37883	10.6	12/3/2020
10.27	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.28	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.29	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.30	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.31	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.32	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.33	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.34	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.					X
10.35	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.					X
10.36	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.37	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.38	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.39	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.40††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.41	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.42	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.					X
10.43	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.					X

10.44	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.45††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.46	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.47	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.48††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.49	Second Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.50	Third Amendment to the Office Lease, dated as of April 30, 2022, by and between the Registrant and Hudson Concourse, LLC.					X
10.51	Fourth Amendment to the Office Lease, dated as of June 15, 2022, by and between the Registrant and Hudson Concourse, LLC.					X
10.52	Fifth Amendment to the Office Lease, dated as of July 28, 2022, by and between the Registrant and Hudson Concourse, LLC.					X
10.53	Purchase Agreement, dated January 17, 2018, by and among the Registrant and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation.	8-K	001-37883	10.1	1/23/2018
10.54	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.55	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.	Inline XBRL Taxonomy Extension Definition.	X
101.	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.

†† Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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

NUTANIX, INC.

Date: September 21, 2022	By:	/s/ Rajiv Ramaswami
Rajiv Ramaswami President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajiv Ramaswami and Rukmini Sivaraman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	September 21, 2022
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2022
Rukmini Sivaraman

/s/ Craig Conway	Director	September 21, 2022
Craig Conway

/s/ Max de Groen	Director	September 21, 2022
Max de Groen

/s/ Virginia Gambale	Director	September 21, 2022
Virginia Gambale

/s/ Steven J. Gomo	Director	September 21, 2022
Steven J. Gomo

/s/ David Humphrey	Director	September 21, 2022
David Humphrey

/s/ Gayle Sheppard	Director	September 21, 2022
Gayle Sheppard

/s/ Brian M. Stevens	Director	September 21, 2022
Brian M. Stevens