Form 10-Q
period 2022-10-31
Nutanix, Inc.
filed 2022-12-07
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

As of November 30, 2022, the registrant had 230,110,596 shares of Class A common stock, $0.000025 par value per share, outstanding.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2022	October 31, 2022
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$402,850	$480,617
Short-term investments	921,429	907,441
Accounts receivable, net of allowances of $644 and $642, respectively	124,559	83,638
Deferred commissions—current	115,356	109,871
Prepaid expenses and other current assets	93,787	90,528
Total current assets	1,657,981	1,672,095
Property and equipment, net	113,440	111,361
Operating lease right-of-use assets	118,740	111,522
Deferred commissions—non-current	252,234	242,506
Intangible assets, net	15,829	12,670
Goodwill	185,260	185,260
Other assets—non-current	22,265	22,008
Total assets	$2,365,749	$2,357,422
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,931	$30,838
Accrued compensation and benefits	149,811	119,991
Accrued expenses and other current liabilities	49,232	46,151
Deferred revenue—current	720,993	768,918
Operating lease liabilities—current	39,801	36,296
Convertible senior notes, net—current	145,456	145,605
Total current liabilities	1,150,224	1,147,799
Deferred revenue—non-current	724,545	712,658
Operating lease liabilities—non-current	89,782	81,820
Convertible senior notes, net	1,156,205	1,176,259
Other liabilities—non-current	35,161	29,935
Total liabilities	3,155,917	3,148,471
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2022 and October 31, 2022; no shares issued and outstanding as of July 31, 2022 and October 31, 2022	—	—
Common stock, par value of $0.000025 per share—1,042,004 (1,000,000 Class A, 42,004 Class B) shares authorized as of July 31, 2022 and October 31, 2022; 226,938 and 230,108 Class A shares issued and outstanding as of July 31, 2022 and October 31, 2022, respectively	6	6
Additional paid-in capital	3,583,928	3,685,805
Accumulated other comprehensive loss	(6,076)	(9,718)
Accumulated deficit	(4,368,026)	(4,467,142)
Total stockholders’ deficit	(790,168)	(791,049)
Total liabilities and stockholders’ deficit	$2,365,749	$2,357,422

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2021	2022
	(in thousands, except per share data)
Revenue:
Product	$180,105	$208,574
Support, entitlements and other services	198,412	225,035
Total revenue	378,517	433,609
Cost of revenue:
Product	14,221	12,516
Support, entitlements and other services	67,225	69,979
Total cost of revenue	81,446	82,495
Gross profit	297,071	351,114
Operating expenses:
Sales and marketing	250,033	236,072
Research and development	144,266	149,195
General and administrative	40,028	46,104
Total operating expenses	434,327	431,371
Loss from operations	(137,256)	(80,257)
Other expense, net	(278,549)	(13,416)
Loss before provision for income taxes	(415,805)	(93,673)
Provision for income taxes	4,047	5,443
Net loss	$(419,852)	$(99,116)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(1.95)	$(0.43)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	215,499	228,544

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Net loss	$(419,852)	$(99,116)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(651)	(3,642)
Comprehensive loss	$(420,503)	$(102,758)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2021
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,627,355)	$(1,012,041)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(419,852)	(419,852)
Balance - October 31, 2021	216,959	$5	$3,292,255	$(659)	$(3,990,340)	$(698,739)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,368,026)	$(790,168)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,116)	(99,116)
Balance - October 31, 2022	230,108	$6	$3,685,805	$(9,718)	$(4,467,142)	$(791,049)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(419,852)	$(99,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,291	19,839
Stock-based compensation	90,547	80,955
Change in fair value of derivative liability	198,038	—
Loss on debt extinguishment	64,910	—
Amortization of debt discount and issuance costs	9,831	10,477
Operating lease cost, net of accretion	9,189	8,722
Early exit of lease-related assets	—	(304)
Non-cash interest expense	4,773	4,894
Other	3,072	(776)
Changes in operating assets and liabilities:
Accounts receivable, net	64,740	40,838
Deferred commissions	(6,225)	15,213
Prepaid expenses and other assets	6,751	958
Accounts payable	(3,139)	(7,104)
Accrued compensation and benefits	(39,965)	(29,820)
Accrued expenses and other liabilities	(6,207)	(3,474)
Operating leases, net	(12,323)	(11,910)
Deferred revenue	19,508	36,121
Net cash provided by operating activities	6,939	65,513
Cash flows from investing activities:
Maturities of investments	272,024	267,667
Purchases of investments	(290,050)	(256,202)
Sales of investments	17,999	—
Purchases of property and equipment	(8,844)	(19,702)
Net cash used in investing activities	(8,871)	(8,237)
Cash flows from financing activities:
Payments of debt extinguishment costs	(14,709)	—
Proceeds from unwinding of convertible note hedges	39,880	—
Payments for unwinding of warrants	(18,390)	—
Proceeds from sales of shares through employee equity incentive plans	30,139	22,186
Proceeds from the issuance of convertible notes, net of issuance costs	89,128	—
Repurchases of common stock	(58,570)	—
Payment of finance lease obligations	(219)	(1,856)
Net cash provided by financing activities	67,259	20,330
Net increase in cash, cash equivalents and restricted cash	$65,327	$77,606
Cash, cash equivalents and restricted cash—beginning of period	288,873	405,862
Cash, cash equivalents and restricted cash—end of period	$354,200	$483,468
Restricted cash (1)	3,215	2,851
Cash and cash equivalents—end of period	$350,985	$480,617
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,181	$7,635
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$12,099	$10,748
Finance lease liabilities arising from obtaining right-of-use assets	$7,857	$9,822
Convertible senior notes offering costs included in accrued liabilities	$700	$—

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

Principles of Consolidation and Significant Accounting Policies

The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the Securities and Exchange Commission ("SEC") on September 21, 2022. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2022 is derived from audited financial statements; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2021 and 2022, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,		July 31, 2022	October 31, 2022
Partners	2021	2022
Partner A	31%	32%	26%	34%
Partner B	14%	13%	(1)	19%
Partner C	14%	17%	11%	14%
Partner D	(1)	(1)	(1)	11%

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 21, 2022, that have had a material impact on our condensed consolidated financial statements.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Subscription	$337,901	$402,924
Non-portable software	14,337	7,783
Hardware	2,163	624
Professional services	24,116	22,278
Total revenue	$378,517	$433,609

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $183.1 million and $213.4 million of our subscription revenue for the three months ended October 31, 2021 and 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $154.8 million and $189.5 million of our subscription revenue for the three months ended October 31, 2021 and 2022, respectively.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. Unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was not material for any of the periods presented.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2022 and October 31, 2022 is presented in the accompanying condensed consolidated balance sheets.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2022	$1,445,538	$367,590
Additions (1)	469,647	33,112
Revenue/commissions recognized	(433,609)	(48,325)
Balance as of October 31, 2022	$1,481,576	$352,377

(1)
Includes both billed and unbilled amounts.

During the three months ended October 31, 2021, we recognized revenue of approximately $183.3 million pertaining to amounts deferred as of July 31, 2021. During the three months ended October 31, 2022, we recognized revenue of approximately $210.9 million pertaining to amounts deferred as of July 31, 2022.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.6 billion as of October 31, 2022, of which we expect to recognize approximately 55% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$227,796	$—	$—	$227,796
Commercial paper	—	27,927	—	27,927
Short-term investments:
Corporate bonds	—	409,024	—	409,024
Commercial paper	—	317,738	—	317,738
U.S. Government securities	—	194,667	—	194,667
Total measured at fair value	$227,796	$949,356	$—	$1,177,152
Cash				147,127
Total cash, cash equivalents and short-term investments				$1,324,279

	As of October 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$206,271	$—	$—	$206,271
U.S. Government securities	—	15,439	—	15,439
Commercial paper	—	102,753	—	102,753
Corporate bonds	—	7,988	—	7,988
Short-term investments:
Corporate bonds	—	442,753	—	442,753
Commercial paper	—	270,678	—	270,678
U.S. Government securities	—	194,010	—	194,010
Total measured at fair value	$206,271	$1,033,621	$—	$1,239,892
Cash				148,166
Total cash, cash equivalents and short-term investments				$1,388,058

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 0% convertible senior notes due 2023 (the "2023 Notes"), the 2026 Notes and the 0.25% convertible senior notes due 2027 (the "2027 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2022		As of October 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$145,456	$143,154	$145,605	$143,622
2026 Notes	589,200	759,086	608,872	958,746
2027 Notes	567,005	400,252	567,387	495,938
Total	$1,301,661	$1,302,492	$1,321,864	$1,598,306

The carrying value of the 2023 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $0.2 million. The carrying value of the 2023 Notes as of October 31, 2022 was net of unamortized debt issuance costs of $0.1 million.

The carrying value of the 2026 Notes as of July 31, 2022 and October 31, 2022 included $28.0 million and $37.7 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $169.4 million and $160.5 million, respectively, and unamortized debt issuance costs of $19.4 million and $18.3 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2022 and October 31, 2022 was net of unamortized debt issuance costs of $8.0 million and $7.6 million, respectively.

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

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2022 and October 31, 2022, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2022 and October 31, 2022, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2022
(in thousands)
Due within one year	$747,032
Due in one to two years	160,409
Total	$907,441

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Prepaid operating expenses	$48,842	$51,080
VAT receivables	7,514	6,362
Other current assets	37,431	33,086
Total prepaid expenses and other current assets	$93,787	$90,528

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2022	October 31, 2022
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$341,536	$353,432
Demonstration units	12	61,914	61,945
Leasehold improvements	(1)	61,443	61,937
Furniture and fixtures	60	16,508	16,433
Total property and equipment, gross		481,401	493,747
Less: accumulated depreciation		(367,961)	(382,386)
Total property and equipment, net		$113,440	$111,361

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $18.7 million and $16.0 million for the three months ended October 31, 2021 and 2022, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2022.

Intangible assets, net consists of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(64,344)	(67,154)
Accumulated amortization of customer relationships	(8,074)	(8,336)
Accumulated amortization of trade name	(4,083)	(4,170)
Total accumulated amortization	(76,501)	(79,660)
Total intangible assets, net	$15,829	$12,670

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2023	$7,697
2024	3,210
2025	1,763
Total	$12,670

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Accrued wages and taxes	$20,807	$26,664
Accrued vacation	23,140	21,632
Payroll taxes payable	21,060	20,828
Accrued commissions	32,886	14,743
Accrued benefits	11,774	12,441
Contributions to ESPP withheld	19,174	9,227
Accrued bonus	9,782	5,944
Other	11,188	8,512
Total accrued compensation and benefits	$149,811	$119,991

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Income taxes payable	$13,206	$10,059
Accrued professional services	5,499	5,465
Other	30,527	30,627
Total accrued expenses and other current liabilities	$49,232	$46,151

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

(1)
during any fiscal quarter commencing after the fiscal quarter ended April 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price on each applicable trading day;
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

Based on the closing price of our Class A common stock of $27.40 on October 31, 2022, the if-converted value of the 2023 Notes was lower than the principal amount. The price of our Class A common stock was not greater than or equal to 130% of the conversion price for 20 or more trading days during the 30 consecutive trading days ending on the last trading day of the quarter ended October 31, 2022. As such, the 2023 Notes are not convertible for the fiscal quarter commencing after October 31, 2022.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Principal amounts:
Principal	$145,704	$145,704
Unamortized debt issuance costs (1)	(248)	(99)
Net carrying amount	$145,456	$145,605

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate is 0.41%.

As of October 31, 2022, the remaining life of the 2023 Notes was approximately 2 months.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Interest expense related to amortization of debt issuance costs	$400	$149

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

Taken together, the purchase of the convertible note hedges and the sale of warrants are intended to offset any actual dilution from the conversion of the 2023 Notes and to effectively increase the overall conversion price from $48.85 to $73.46 per share. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded within stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions of approximately $55.2 million was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet. The fair value of the note hedges and warrants are not remeasured each reporting period. The amounts paid for the note hedges were tax deductible expenses, while the proceeds received from the warrants were not taxable.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

2026 Notes

In September 2020, we issued $750.0 million in aggregate principal amount of the 2026 Notes to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP ("Bain"). The total net proceeds from this offering were approximately $723.7 million, after deducting $26.3 million of debt issuance costs.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	27,997	37,722
Unamortized debt discount (conversion feature) (1)	(169,438)	(160,511)
Unamortized debt issuance costs (1)	(19,359)	(18,339)
Net carrying amount	$589,200	$608,872

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of October 31, 2022, the remaining life of the 2026 Notes was approximately 3.9 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Interest expense related to amortization of debt discount	$8,320	$8,927
Interest expense related to amortization of debt issuance costs	951	1,020
Non-cash interest expense	4,773	4,894
Total interest expense	$14,044	$14,841

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through October 31, 2022 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares at maturity or when converted.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2022	October 31, 2022
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(7,995)	(7,613)
Net carrying amount	$567,005	$567,387

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2022, the remaining life of the 2027 Notes was approximately 4.9 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Contractual interest expense	$152	$359
Interest expense related to amortization of debt issuance costs	160	382
Total interest expense	$312	$741

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

Total operating lease cost was $10.9 million and $10.7 million for the three months ended October 31, 2021 and 2022, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.5 million and $0.7 million for the three months ended October 31, 2021 and 2022, respectively.

During the first quarter of fiscal 2023, we signed agreements to exit certain office spaces in the United States early. The reduction in the lease term resulted in a decrease to the carrying amount of the operating lease liability and the operating lease right-of-use asset on our condensed consolidated balance sheet as of October 31, 2022. In addition, we recorded $0.9 million of expense in our condensed consolidated statement of operations for the fiscal quarter ended October 31, 2022.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$188,060	$188,260
Accumulated amortization	(69,320)	(76,738)
Operating lease right-of-use assets, net	$118,740	$111,522
Operating lease liabilities—current	$39,801	$36,296
Operating lease liabilities—non-current	89,782	81,820
Total operating lease liabilities	$129,583	$118,116
Weighted average remaining lease term (in years):	5.1	4.9
Weighted average discount rate:	5.7%	5.7%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$13,501	$13,501
Accumulated amortization (1)	(3,053)	(3,728)
Finance lease right-of-use assets, net (1)	$10,448	$9,773
Finance lease liabilities—current (2)	$2,685	$2,690
Finance lease liabilities—non-current (3)	7,806	7,132
Total finance lease liabilities	$10,491	$9,822
Weighted average remaining lease term (in years):	3.9	3.7
Weighted average discount rate:	5.9%	5.9%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,476	$11,849
Financing cash flows from finance leases	$219	$1,856
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$3,950	$1,346

The undiscounted cash flows for our operating lease liabilities as of October 31, 2022 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2023	$30,115	$2,063	$32,178
2024	29,806	2,750	32,556
2025	17,319	2,750	20,069
2026	13,914	2,048	15,962
2027	12,668	338	13,006
Thereafter	36,344	—	36,344
Total lease payments	140,166	9,949	150,115
Less: imputed interest	(22,050)	(127)	(22,177)
Total lease obligation	118,116	9,822	127,938
Less: current lease obligations	(36,296)	(2,690)	(38,986)
Long-term lease obligations	$81,820	$7,132	$88,952

As of October 31, 2022, we had additional operating lease commitments of approximately $5.8 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during the remainder of fiscal 2023, with lease terms of approximately eight years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2022, we had up to approximately $96.7 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $79.3 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint, the "Third Amended Complaint") and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint, the "First Amended Complaint"). On November 14, 2022, the defendants filed a motion to dismiss the Third Amended Complaint and the First Amended Complaint. A hearing on the motion to dismiss has been scheduled for February 15, 2023. We plan to continue to vigorously defend against these actions. We recorded an accrual for estimated loss contingencies associated with this matter in an amount equal to a settlement offer we made at the mediation. The accrual does not reflect our views of the merits of claims in these actions. In addition, we recorded a corresponding receivable for the estimated recovery in respect of our settlement offer and certain legal fees and professional expenses payable under our applicable insurance policies. The accrual and estimated recovery may change in the future due to new developments, and the actual liability and recovery may vary significantly from current estimates.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of October 31, 2022, we had one class of outstanding common stock consisting of Class A common stock.

As of October 31, 2022, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and 42.0 million shares of Class B common stock authorized, with a par value of $0.000025 per share. As of October 31, 2022, we had 230.1 million shares of Class A common stock issued and outstanding and no shares of Class B common stock issued and outstanding.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2021 and 2022, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.7 million and 11.3 million shares, respectively, pursuant to these provisions. As of October 31, 2022, we had reserved a total of 48.2 million shares for the issuance of equity awards under the Stock Plans, of which 13.8 million shares were still available for grant.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Market Stock Units

In connection with his hiring, in December 2020, the Compensation Committee of our Board of Directors approved the grant of 0.7 million RSUs subject to certain market conditions ("MSUs") to our President and CEO. These MSUs have a weighted average grant date fair value per unit of $35.69 and will vest up to 133% based upon the achievement of certain stock price targets over a performance period of approximately 4.0 years, subject to his continuous service on each vesting date.

In October 2021 and August 2022, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million and 1.3 million MSUs, respectively, to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $46.20 and $27.89, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years and 2.9 years, respectively, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms, but were not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of October 31, 2022, approximately 2.2 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2022	22,136	$29.81
Granted	15,060	$17.95
Released	(1,903)	$33.68
Forfeited	(2,358)	$28.89
Outstanding at October 31, 2022	32,935	$24.24

Stock Options

We did not grant any stock options during the three months ended October 31, 2022. A total of 0.3 million stock options were exercised during the three months ended October 31, 2022, with a weighted average exercise price per share of $7.35. As of October 31, 2022, 1.4 million stock options, with a weighted average exercise price of $6.25 per share, a weighted average remaining contractual life of 1.8 years and an aggregate intrinsic value of $30.0 million, remained outstanding.

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

During the three months ended October 31, 2022, 1.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $18.9 million. As of October 31, 2022, 1.4 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2021	2022
Expected term (in years)	0.78	0.86
Risk-free interest rate	0.1%	4.0%
Volatility	53.6%	64.3%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Cost of revenue:
Product	$1,751	$2,159
Support, entitlements and other services	8,451	5,346
Sales and marketing	29,132	20,472
Research and development	38,479	38,622
General and administrative	12,734	14,356
Total stock-based compensation expense	$90,547	$80,955

As of October 31, 2022, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $735.2 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.0 million and $5.4 million for the three months ended October 31, 2021 and 2022, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

The Internal Revenue Code Section 174, which requires the mandatory capitalization and amortization of research and development expense, became effective for us for our fiscal 2023. Although Congress has considered legislation that would defer, modify or repeal the capitalization and amortization requirement, there is no assurance that the provision will be deferred, repealed, or otherwise modified. If the requirement is not modified, we may be required to utilize some of our federal and state tax attributes and there may be increases to state cash taxes.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represents approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. The headcount reduction is part of our ongoing efforts to drive towards profitable growth.

As of October 31, 2022, we recognized total restructuring charges of approximately $17.0 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the $17.0 million recognized, $0.5 million is included within support, entitlements and other services cost of revenue, $14.1 million is included within sales and marketing expense, $2.2 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our consolidated statements of operations.

During the fiscal quarter ended October 31, 2022, we recognized restructuring charges of $5.8 million and made cash payments of $11.2 million. As of October 31, 2022, we had a remaining restructuring liability of $5.8 million, included within accrued compensation and benefits in our condensed consolidated balance sheet. We do not expect to record any material future charges related to this reduction in force.

NOTE 12. NET LOSS PER SHARE

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended October 31,
	2021	2022
	(in thousands, except per share data)
Numerator:
Net loss	$(419,852)	$(99,116)
Denominator:
Weighted average shares—basic and diluted	215,499	228,544
Net loss per share attributable to common stockholders— basic and diluted	$(1.95)	$(0.43)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Outstanding stock options and RSUs	29,602	34,355
Employee stock purchase plan	1,836	2,902
Common stock issuable upon the conversion of the Notes	39,968	39,968
Total	71,406	77,225

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
U.S.	$217,150	$255,730
Europe, the Middle East and Africa	83,995	100,253
Asia Pacific	65,683	69,103
Other Americas	11,689	8,523
Total revenue	$378,517	$433,609

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2022	October 31, 2022
	(in thousands)
United States	$74,472	$73,612
International	38,968	37,749
Total long-lived assets	$113,440	$111,361

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed on September 21, 2022. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

The Nutanix Cloud Platform can be deployed on-premises at the edge or in data centers, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Non-portable software licenses for our platform are delivered or sold alongside configured-to-order appliances, with a license term equal to the life of the associated appliance. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. Configured-to-order appliances, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or, in limited cases, directly from Nutanix.

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

We had a broad and diverse base of over 23,000 end customers as of October 31, 2022, including approximately 990 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our solutions are primarily sold through channel partners and OEMs, and delivered directly to our end customers. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers.

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

Impact of the COVID-19 Pandemic

The ongoing and evolving pandemic caused by the COVID-19 virus (collectively with any variants or related strains thereof, "COVID-19" and the ongoing pandemic caused thereby, the "COVID-19 pandemic") significantly curtailed the movement of people, goods and services worldwide, imposed unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate, and has resulted in significant volatility and uncertainty in the global economy. The COVID-19 pandemic has impacted and may continue to impact our workforce and operations, as well as those of our customers, vendors, suppliers, partners, and communities, and there is uncertainty in the nature and degree of its continued effects over time.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The duration, scope and ultimate impact of the COVID-19 pandemic on the global economy and our business remain highly fluid and cannot be predicted with certainty, and the full effect of the pandemic and the actions we have taken in response may not be fully reflected in our results of operations and financial performance until future periods. Our management team is focused on guiding our company through the challenges presented by COVID-19 and remains committed to driving positive business outcomes. Although we do not currently expect the pandemic to affect our financial reporting systems, internal control over financial reporting or disclosure controls and procedures, the continued impact of the pandemic on our business and financial performance will be highly dependent upon numerous factors, many of which are beyond our control. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 for further discussion of the possible impact of the COVID-19 pandemic, as well as the actions we have taken in response, on our business and financial performance.

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2021	2022
	(in thousands, except percentages)
Total revenue	$378,517	$433,609
Year-over-year percentage increase	21.0%	14.6%
Subscription revenue	$337,901	$402,924
Total billings	$398,025	$469,730
Subscription billings	$359,323	$441,430
Annual contract value ("ACV") billings	$183,334	$231,928
Annual recurring revenue ("ARR")	$952,638	$1,280,574
Gross profit	$297,071	$351,114
Non-GAAP gross profit	$310,749	$361,694
Gross margin	78.5%	81.0%
Non-GAAP gross margin	82.1%	83.4%
Operating expenses	$434,327	$431,371
Non-GAAP operating expenses	$352,626	$351,100
Operating loss	$(137,256)	$(80,257)
Non-GAAP operating (loss) income	$(41,877)	$10,594
Operating margin	(36.3)%	(18.5)%
Non-GAAP operating margin	(11.1)%	2.4%
Total deferred revenue	$1,333,334	$1,481,576
Net cash provided by operating activities	$6,939	$65,513
Free cash flow	$(1,905)	$45,811
Total end customers (1)	20,700	23,130

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$337,901	$402,924
Non-portable software revenue	14,337	7,783
Hardware revenue	2,163	624
Professional services revenue	24,116	22,278
Total revenue	$378,517	$433,609
Disaggregation of billings:
Subscription billings	$359,323	$441,430
Non-portable software billings	14,337	7,783
Hardware billings	2,163	624
Professional services billings	22,202	19,893
Total billings	$398,025	$469,730

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $183.1 million and $213.4 million of our subscription revenue for the three months ended October 31, 2021 and 2022, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $154.8 million and $189.5 million of our subscription revenue for the three months ended October 31, 2021 and 2022, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, subscription billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. ACV billings is a performance measure that we believe provides useful information to our management and investors as they allow us to better track the topline growth of our business during our transition to a subscription-based business model because it takes into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription business because it only includes non-life-of-device contracts and takes into account variability in term lengths. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Total billings, subscription billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles in the United States. Total billings, subscription billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow are not substitutes for total revenue, subscription revenue, gross profit, gross margin, operating expenses, operating loss, operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ACV billings or ARR, so we have not reconciled either ACV billings or ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

Non-GAAP gross profit and Non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, and costs associated with other non-recurring transactions. Our presentation of non-GAAP gross profit and non-GAAP gross margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, restructuring charges, impairment of lease-related assets, costs associated with business combinations, such as amortization of acquired intangible assets and other acquisition-related costs and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Non-GAAP operating income (loss) and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income (loss) divided by total revenue. We define non-GAAP operating income (loss) as operating loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating income (loss) and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2021	2022
	(in thousands, except percentages)
Total revenue	$378,517	$433,609
Change in deferred revenue	19,508	36,121
Total billings (non-GAAP)	$398,025	$469,730

Gross profit	$297,071	$351,114
Stock-based compensation	10,202	7,505
Amortization of intangible assets	3,476	2,810
Restructuring charges	—	265
Non-GAAP gross profit	$310,749	$361,694

Gross margin	78.5%	81.0%
Stock-based compensation	2.7%	1.7%
Amortization of intangible assets	0.9%	0.6%
Restructuring charges	—	0.1%
Non-GAAP gross margin	82.1%	83.4%

Operating expenses	$434,327	$431,371
Stock-based compensation	(80,345)	(73,450)
Amortization of intangible assets	(651)	(349)
Restructuring charges	—	(5,552)
Early exit of lease-related assets	—	(920)
Other	(705)	—
Non-GAAP operating expenses	$352,626	$351,100

Loss from operations	$(137,256)	$(80,257)
Stock-based compensation	90,547	80,955
Amortization of intangible assets	4,127	3,159
Restructuring charges	—	5,817
Early exit of lease-related assets	—	920
Other	705	—
Non-GAAP (loss) income from operations	$(41,877)	$10,594

Operating margin	(36.3)%	(18.5)%
Stock-based compensation	23.9%	18.7%
Amortization of intangible assets	1.1%	0.7%
Restructuring charges	—	1.3%
Early exit of lease-related assets	—	0.2%
Other	0.2%	—
Non-GAAP operating margin	(11.1)%	2.4%

Net cash provided by operating activities	$6,939	$65,513
Purchases of property and equipment	(8,844)	(19,702)
Free cash flow (non-GAAP)	$(1,905)	$45,811

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Subscription revenue	$337,901	$402,924
Change in subscription deferred revenue	21,422	38,506
Subscription billings	$359,323	$441,430

Professional services revenue	$24,116	$22,278
Change in professional services deferred revenue	(1,914)	(2,385)
Professional services billings	$22,202	$19,893

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 and the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward profitable growth.

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. However, our overall sales headcount is below our targets, which may negatively impact our billings and revenue growth. While we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2022, we considered approximately 73% of our global sales team members to be fully ramped, while the remaining approximately 27% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Transition to Subscription

Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of approximately three years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years. In addition, starting in fiscal 2021, we began compensating our sales force based on ACV instead of total contract value, and while we expect that the shift to an ACV-based sales compensation plan will incentivize sales representatives to maximize ACV and minimize discounts, it could also further compress the average term of our subscription term-based licenses. Furthermore, our customers may, including in response to the uncertainty caused by the COVID-19 pandemic, decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2022, approximately 74% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 7.1x greater, on average, than their initial order. This number increases to approximately 21.3x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2022. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Revenue:
Product	$180,105	$208,574
Support, entitlements and other services	198,412	225,035
Total revenue	378,517	433,609
Cost of revenue:
Product (1)(2)	14,221	12,516
Support, entitlements and other services (1)	67,225	69,979
Total cost of revenue	81,446	82,495
Gross profit	297,071	351,114
Operating expenses:
Sales and marketing (1)(2)	250,033	236,072
Research and development (1)	144,266	149,195
General and administrative (1)	40,028	46,104
Total operating expenses	434,327	431,371
Loss from operations	(137,256)	(80,257)
Other expense, net	(278,549)	(13,416)
Loss before provision for income taxes	(415,805)	(93,673)
Provision for income taxes	4,047	5,443
Net loss	$(419,852)	$(99,116)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,751	$2,159
Support, entitlements and other services cost of revenue	8,451	5,346
Sales and marketing	29,132	20,472
Research and development	38,479	38,622
General and administrative	12,734	14,356
Total stock-based compensation expense	$90,547	$80,955

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,476	$2,810
Sales and marketing	651	349
Total amortization of intangible assets	$4,127	$3,159

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended October 31,
	2021	2022
	(as a percentage of total revenue)
Revenue:
Product	47.6%	48.1%
Support, entitlements and other services	52.4%	51.9%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	3.7%	2.9%
Support, entitlements and other services	17.8%	16.1%
Total cost of revenue	21.5%	19.0%
Gross profit	78.5%	81.0%
Operating expenses:
Sales and marketing	66.1%	54.5%
Research and development	38.1%	34.4%
General and administrative	10.6%	10.6%
Total operating expenses	114.8%	99.5%
Loss from operations	(36.3)%	(18.5)%
Other expense, net	(73.6)%	(3.1)%
Loss before provision for income taxes	(109.9)%	(21.6)%
Provision for income taxes	1.1%	1.3%
Net loss	(111.0)%	(22.9)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three Months Ended October 31, 2021 and 2022

Revenue

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Product	$180,105	$208,574	$28,469	16%
Support, entitlements and other services	198,412	225,035	26,623	13%
Total revenue	$378,517	$433,609	$55,092	15%

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
U.S.	$217,150	$255,730	$38,580	18%
Europe, the Middle East and Africa	83,995	100,253	16,258	19%
Asia Pacific	65,683	69,103	3,420	5%
Other Americas	11,689	8,523	(3,166)	(27)%
Total revenue	$378,517	$433,609	$55,092	15%

The increase in product revenue for the three months ended October 31, 2022, as compared to the prior year period, was due primarily to increases in software revenue resulting from growth in software renewals due to our transition to selling subscription term-based licenses and an increased adoption of our products, partially offset by the impact of the shorter average contract terms resulting from this transition. For the three months ended October 31, 2021, the total average contract term was approximately 3.1 years. For the three months ended October 31, 2022, the total average contract term was approximately 3.0 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three months ended October 31, 2022, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Cost of product revenue	$14,221	$12,516	$(1,705)	(12)%
Product gross margin	92.1%	94.0%
Cost of support, entitlements and other services revenue	$67,225	$69,979	$2,754	4%
Support, entitlements and other services gross margin	66.1%	68.9%
Total gross margin	78.5%	81.0%

Cost of product revenue

Cost of product revenue decreased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to a corresponding decrease in hardware revenue. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 1.9 percentage points for the three months ended October 31, 2022, as compared to the prior year period, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 2.8 percentage points for the three months ended October 31, 2022, as compared to the prior year period, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Sales and marketing	$250,033	$236,072	$(13,961)	(6)%
Percent of total revenue	66.1%	54.5%

Sales and marketing expense decreased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to lower headcount-related costs, including stock-based compensation expense and commissions expense, driven by the 7% decrease in sales and marketing headcount from October 31, 2021 to October 31, 2022, as well as lower marketing costs resulting from our increased focus on expense management. The decrease was partially offset by an increase in costs related to certain sales events that moved from virtual to in-person.

Research and development

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Research and development	$144,266	$149,195	$4,929	3%
Percent of total revenue	38.1%	34.4%

Research and development expense increased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 8% from October 31, 2021 to October 31, 2022.

General and administrative

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
General and administrative	$40,028	$46,104	$6,076	15%
Percent of total revenue	10.6%	10.6%

General and administrative expense increased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 15% from October 31, 2021 to October 31, 2022, as well as higher legal and outside services costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Interest income, net	$554	$5,512	$(4,958)	(895)%
Change in fair value of derivative liability	(198,038)	—	(198,038)	(100)%
Amortization of debt discount and issuance costs and interest expense	(14,757)	(15,730)	973	7%
Debt extinguishment costs	(64,911)	—	(64,911)	(100)%
Other	(1,397)	(3,198)	1,801	129%
Other expense, net	$(278,549)	$(13,416)	$(265,133)	(95)%

Other income (expense), net decreased for the three months ended October 31, 2022, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes and the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2021	2022	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,047	$5,443	$1,396	34%

The increase in the income tax provision for the three months ended October 31, 2022, as compared to the prior year period, was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally, as well as lower tax benefits on stock options exercised in the current period due to lower stock prices. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

Liquidity and Capital Resources

As of October 31, 2022, we had $480.6 million of cash and cash equivalents, $2.9 million of restricted cash and $907.4 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2021	2022
	(in thousands)
Net cash provided by operating activities	$6,939	$65,513
Net cash used in investing activities	(8,871)	(8,237)
Net cash provided by financing activities	67,259	20,330
Net increase in cash, cash equivalents and restricted cash	$65,327	$77,606

Cash Flows from Operating Activities

Net cash provided by operating activities was $65.5 million for the three months ended October 31, 2022, compared to $6.9 million for the three months ended October 31, 2021. Better cash collections performance helped drive the increase in cash provided by operating activities for the three months ended October 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities of $8.9 million for the three months ended October 31, 2021 included $290.1 million of short-term investment purchases and $8.8 million of purchases of property and equipment, partially offset by $272.0 million of maturities of short-term investments and $18.0 million of sales of short-term investments.

Net cash used in investing activities of $8.2 million for the three months ended October 31, 2022 included $256.2 million of short-term investment purchases and $19.7 million of purchases of property and equipment, partially offset by $267.7 million of maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $67.3 million for the three months ended October 31, 2021 included $89.1 million of proceeds from the issuance of the 2027 Notes in the subscription transactions that closed in September 2021, net of issuance costs, $39.9 million of proceeds from the termination of portions of the convertible note hedge transactions previously entered into in connection with the 2023 Notes, and $30.1 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $58.6 million of repurchases of our Class A common stock, $18.4 million of payments for the termination of portions of the warrant transactions previously entered into in connection with the 2023 Notes, and $14.7 million of debt extinguishment costs.

Net cash provided by financing activities of $20.3 million for the three months ended October 31, 2022 included $22.2 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $1.9 million of payments for finance lease obligations.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of October 31, 2022:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,508,426	$145,704	$—	$1,362,722	$—
Interest on convertible senior notes (1)	2,632	116	—	2,516	—
Operating leases (undiscounted basis) (2)	145,979	38,427	44,911	27,342	35,299
Other commitments (3)	96,749	88,877	6,164	1,708	—
Guarantees with contract manufacturers	79,265	79,265	—	—	—
Total	$1,833,051	$352,389	$51,075	$1,394,288	$35,299

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

As of October 31, 2022, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies where our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $13.5 million and $19.0 million for the three months ended October 31, 2021 and 2022, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to the continued growth of our business internationally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Nutanix, Inc. dated October 6, 2022	8-K	001-37883	3.1	10/7/2022
10.1+	Second Amendment to Second Amended and Restated Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: December 7, 2022	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)