Form 10-K/A
period 2022-07-31
Nutanix, Inc.
filed 2023-05-24
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement filed in conjunction with the registrant’s 2022 annual meeting of stockholders.

EXPLANATORY NOTE

Nutanix, Inc. (the "Company", "Nutanix", or "we") filed its Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (the "Original 10-K") with the Securities and Exchange Commission (the "SEC") on September 21, 2022. The Company is filing this Amendment No. 1 (this "Amendment") to the Original 10-K (as amended, the "Amended 10-K") to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of a material weakness in internal control over financial reporting. The material weakness did not result in any change to the Company’s consolidated financial statements as set forth in the Original 10-K. This Amendment is limited in scope to make the following revisions to the Original 10-K:

•
Amend Part II, Item 9A. "Controls and Procedures" to reflect the identification of a material weakness and address management’s re-evaluation of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, along with the accompanying Report of Independent Registered Public Accounting Firm on internal control over financial reporting (which original report was included in Part II, Item 8 of the Original 10-K).

This Amendment does not modify, amend or update in any way our consolidated financial statements and other disclosures set forth in the Original 10-K, and there have been no changes to the XBRL data filed in Exhibit 101 of the Original 10-K. In addition, except as specifically described above, this Amendment does not give effect to any subsequent events occurring after the filing of the Original 10-K, nor does this Amendment modify or update disclosures in the Original 10-K in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original 10-K.

i

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of the Original 10-K, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). At the time of the filing of the Original 10-K, based on such evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2022, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level. Subsequent to the filing of the Original 10-K, our management, with the participation of our principal executive officer and principal financial officer, re-evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on such re-evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2022 due to the existence of the identified material weakness described below. Notwithstanding the identified material weakness, management concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of the Original 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting (as revised)

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

Prior to the filing of the Original 10-K, our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). At the time of the filing of the Original 10-K, based on the results of such evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2022. Subsequent to the filing of the Original 10-K, our management has re-evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in the COSO Framework. Based on such re-evaluation, management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, we determined that our controls were not designed and operating effectively to provide the information necessary for our risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in our financial reporting and we did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner. This material weakness resulted in an immaterial error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, which we plan to correct prospectively as we issue future financial statements. These control deficiencies, individually or in the aggregate, create a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis, and constitute a material weakness in our internal control over financial reporting.

Plan for Remediation of Material Weakness

Management has discussed the identified material weakness with the Audit Committee of our Board of Directors. To address the identified material weakness, management plans to implement the following remedial measures:

•
Enhancing management’s quarterly sub-certification process related to non-compliant use of third-party software and increasing the certifiers’ awareness of financial reporting implications of non-compliant use of third-party software.
•
Enhancing management’s disclosure committee process related to non-compliant use of third-party software.
•
Enhancing the finance department’s process for collecting information about unaccrued software expenditures and/or other potential unrecorded usage of third-party software.
•
Educating business unit representatives on understanding potential items, activities or services that require accrual.
•
Training relevant employees on appropriate software acquisition and usage practices and software licensing compliance.
•
Designing and implementing additional systems, processes and controls over third party software license procurement, usage, and compliance.
•
Revising our code of business conduct and ethics to reinforce the importance of compliant use of third-party software.
•
Additional training of, and communications to, employees to further promote ethical conduct and timely escalation of concerns.

Management believes that the remediation measures described above will remediate the identified material weakness and strengthen our overall internal control over financial reporting. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures described above. The identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The effectiveness of our internal control over financial reporting as of July 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

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

Changes in Internal Control over Financial Reporting

Except for the identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2022, of the Company and our report dated September 21, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

In our report dated September 21, 2022, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment of the effectiveness of its internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, as expressed herein, is different than that expressed in our original report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The material weakness relates to design deficiencies in the information and communication component of the COSO framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, controls were not designed and operating effectively to provide the information necessary for the risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in the Company’s financial reporting and did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner. This resulted in the understatement of expenses for software licenses and support for prior periods.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended July 31, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2022 (May 24, 2023, as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of the Original 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index below in this Amendment.

EXHIBIT INDEX
		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	10-Q	001-37883	3.1	12/12/2022
3.2	Amended and Restated Bylaws.	8-K	001-37883	3.1	10/7/2022
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Indenture, dated as of January 22, 2018, by and between the Registrant and U.S. Bank National Association and Form of 0% Convertible Senior Notes due 2023.	8-K	001-37883	4.1	1/23/2018
4.5	Description of Class A Common Stock.	10-K	001-37883	4.5	9/21/2022
4.6	Indenture, dated as of September 24, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.7	Form of 2.5% Convertible Senior Notes due 2026 (included in Exhibit 4.6)	8-K	001-37883	4.2	9/24/2020
4.8	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.9	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.8)	8-K	001-37883	4.2	9/23/2021
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation	10-Q	001-37883	10.1	6/2/2022
10.4+	Second Amendment to Second Amended and Restated Outside Director Compensation	10-Q	001-37883	10.1	12/7/2022
10.5+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.6+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.7+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.8+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2022) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.2	12/2/2021

10.9+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2023) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.8	9/21/2022
10.10+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	3/5/2020
10.11+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.12+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.13+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.14+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.15+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall.	10-Q	001-37883	10.1	3/15/2018
10.16+	Offer Letter, dated as of April 26, 2014, by and between the Registrant and Duston Williams.	S-1	333-208711	10.7	12/22/2015
10.17+	Change of Control and Severance Policy.	10-K	001-37883	10.16	9/21/2022
10.18+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.19†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.20†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.21	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.22†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.23†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022
10.24†	Memorandum of Understanding by and between the Registrant and Flextronics Telecom Systems Limited, executed on March 13, 2017.	10-Q	001-37883	10.1	6/5/2019
10.25†	Manufacturing Services Agreement, by and among the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited, entered into on November 1, 2017, as amended by Amendment #1 to Manufacturing Services Agreement entered into on December 19, 2017.	10-Q	001-37883	10.3	6/5/2019

10.26††	Amendment Four to the Manufacturing Services Agreement, entered into as of September 4, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems Limited.	10-Q	001-37883	10.4	12/5/2019
10.27	Amendment Five to Manufacturing Services Agreement, dated October 5, 2020, by and between the Registrant, Nutanix Netherlands B.V. and Flextronics Telecom Systems, Ltd and its affiliates.	10-Q	001-37883	10.6	12/3/2020
10.28	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.29	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.30	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.31	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.32	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.33	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.34	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.35	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.34	9/21/2022
10.36	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.35	9/21/2022
10.37	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.38	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.39	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.40	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.41††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.42	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020

10.43	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.42	9/21/2022
10.44	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.43	9/21/2022
10.45	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.46††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.47	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.48	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.49††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.50	Second Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.51	Third Amendment to the Office Lease, dated as of April 30, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.50	9/21/2022
10.52	Fourth Amendment to the Office Lease, dated as of June 15, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.51	9/21/2022
10.53	Fifth Amendment to the Office Lease, dated as of July 28, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.52	9/21/2022
10.54	Purchase Agreement, dated January 17, 2018, by and among the Registrant and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC, as representatives of the initial purchasers named therein, Form of Convertible Note Hedge Confirmation and Form of Warrant Confirmation.	8-K	001-37883	10.1	1/23/2018
10.55	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.56	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
21.1	List of significant subsidiaries of the Registrant.	10-K	001-37883	21.1	9/21/2022
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of the Original 10-K).	10-K	001-37883	24.1	9/21/2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.	Inline XBRL Taxonomy Extension Definition.	X
101.	Inline XBRL Taxonomy Extension Label Linkbase	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	X

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

NUTANIX, INC.
Date: May 24, 2023	By:	/s/ Rajiv Ramaswami
Rajiv Ramaswami President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	May 24, 2023
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	May 24, 2023
Rukmini Sivaraman

*	Director	May 24, 2023
Craig Conway

*	Director	May 24, 2023
Max de Groen

*	Director	May 24, 2023
Virginia Gambale

*	Director	May 24, 2023
Steven J. Gomo

*	Director	May 24, 2023
David Humphrey

*	Director	May 24, 2023
Gayle Sheppard

*	Director	May 24, 2023
Brian M. Stevens

*By:	/s/ Rajiv Ramaswami
Rajiv Ramaswami
As Attorney-in-Fact