Form 10-Q
period 2023-01-31
Nutanix, Inc.
filed 2023-05-24
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of April 30, 2023, the registrant had 235,744,027 shares of Class A common stock, $0.000025 par value per share, outstanding.

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

•
our plans to implement remedial measures in response to the material weakness identified by management;
•
our plans to implement recommendations arising out of or relating to our Audit Committee’s completed investigation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2022	January 31, 2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$402,850	$406,601
Short-term investments	921,429	904,763
Accounts receivable, net of allowances of $644 and $472, respectively	124,559	155,258
Deferred commissions—current	115,356	109,363
Prepaid expenses and other current assets	93,787	115,763
Total current assets	1,657,981	1,691,748
Property and equipment, net	113,440	112,584
Operating lease right-of-use assets	118,740	106,711
Deferred commissions—non-current	252,234	239,117
Intangible assets, net	15,829	9,941
Goodwill	185,260	185,260
Other assets—non-current	22,265	26,134
Total assets	$2,365,749	$2,371,495
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,931	$44,070
Accrued compensation and benefits	149,811	138,343
Accrued expenses and other current liabilities	59,568	108,258
Deferred revenue—current	720,993	787,495
Operating lease liabilities—current	39,801	34,101
Convertible senior notes, net—current	145,456	—
Total current liabilities	1,160,560	1,112,267
Deferred revenue—non-current	724,545	738,816
Operating lease liabilities—non-current	89,782	80,585
Convertible senior notes, net	1,156,205	1,186,764
Other liabilities—non-current	35,161	35,745
Total liabilities	3,166,253	3,154,177
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2022 and January 31, 2023; no shares issued and outstanding as of July 31, 2022 and January 31, 2023	—	—
Common stock, par value of $0.000025 per share—1,042,004 (1,000,000 Class A, 42,004 Class B) and 1,000,000 Class A shares authorized as of July 31, 2022 and January 31, 2023, respectively; 226,938 and 233,591 Class A shares issued and outstanding as of July 31, 2022 and January 31, 2023, respectively	6	6
Additional paid-in capital	3,583,928	3,771,779
Accumulated other comprehensive loss	(6,076)	(5,801)
Accumulated deficit	(4,378,362)	(4,548,666)
Total stockholders’ deficit	(800,504)	(782,682)
Total liabilities and stockholders’ deficit	$2,365,749	$2,371,495

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands, except per share data)
Revenue:
Product	$209,151	$250,538	$389,256	$459,112
Support, entitlements and other services	203,930	235,957	402,342	460,992
Total revenue	413,081	486,495	791,598	920,104
Cost of revenue:
Product	15,096	15,506	29,317	28,022
Support, entitlements and other services	64,873	71,299	132,098	141,278
Total cost of revenue	79,969	86,805	161,415	169,300
Gross profit	333,112	399,690	630,183	750,804
Operating expenses:
Sales and marketing	241,726	229,788	491,852	466,010
Research and development	141,870	142,301	286,397	291,744
General and administrative	44,291	84,109	84,319	130,213
Total operating expenses	427,887	456,198	862,568	887,967
Loss from operations	(94,775)	(56,508)	(232,385)	(137,163)
Other expense, net	(15,332)	(10,112)	(293,881)	(23,528)
Loss before provision for income taxes	(110,107)	(66,620)	(526,266)	(160,691)
Provision for income taxes	5,309	4,170	9,356	9,613
Net loss	$(115,416)	$(70,790)	$(535,622)	$(170,304)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(0.53)	$(0.31)	$(2.47)	$(0.74)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	218,808	231,924	217,153	230,229

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 9 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Net loss	$(115,416)	$(70,790)	$(535,622)	$(170,304)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(1,776)	3,917	(2,427)	275
Comprehensive loss	$(117,192)	$(66,873)	$(538,049)	$(170,029)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,636,283)	$(1,020,969)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(420,206)	(420,206)
Balance - October 31, 2021	216,959	5	3,292,255	(659)	(3,999,622)	(708,021)
Issuance of common stock through employee equity incentive plans	3,580	—	1,914	—	—	1,914
Stock-based compensation	—	—	88,045	—	—	88,045
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Net loss	—	—	—	—	(115,416)	(115,416)
Balance - January 31, 2022	220,539	$5	$3,382,214	$(2,435)	$(4,115,038)	$(735,254)

	Six Months Ended January 31, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,514)	(99,514)
Balance - October 31, 2022	230,108	6	3,685,805	(9,718)	(4,477,876)	(801,783)
Issuance of common stock through employee equity incentive plans	3,483	—	684	—	—	684
Stock-based compensation	—	—	85,290	—	—	85,290
Other comprehensive income	—	—	—	3,917	—	3,917
Net loss	—	—	—	—	(70,790)	(70,790)
Balance - January 31, 2023	233,591	$6	$3,771,779	$(5,801)	$(4,548,666)	$(782,682)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2022	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(535,622)	$(170,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,582	39,479
Stock-based compensation	178,592	166,245
Change in fair value of derivative liability	198,038	—
Loss on debt extinguishment	64,910	—
Amortization of debt discount and issuance costs	19,796	21,082
Operating lease cost, net of accretion	18,336	18,158
Early exit of lease-related assets	—	(1,109)
Non-cash interest expense	9,575	9,817
Other	5,156	(2,427)
Changes in operating assets and liabilities:
Accounts receivable, net	23,826	(28,649)
Deferred commissions	(13,332)	19,110
Prepaid expenses and other assets	(4,951)	(28,348)
Accounts payable	(2,391)	(3,171)
Accrued compensation and benefits	(19,496)	(11,467)
Accrued expenses and other liabilities	(2,662)	52,423
Operating leases, net	(23,619)	(19,965)
Deferred revenue	70,968	78,723
Net cash provided by operating activities	32,706	139,597
Cash flows from investing activities:
Maturities of investments	568,697	529,112
Purchases of investments	(556,148)	(508,984)
Sales of investments	17,999	—
Purchases of property and equipment	(17,390)	(30,772)
Net cash provided by (used in) investing activities	13,158	(10,644)
Cash flows from financing activities:
Repayment of convertible notes	—	(145,704)
Payments of debt extinguishment costs	(14,709)	—
Proceeds from unwinding of convertible note hedges	39,880	—
Payments for unwinding of warrants	(18,390)	—
Proceeds from sales of shares through employee equity incentive plans	32,053	22,896
Proceeds from the issuance of convertible notes, net of issuance costs	89,128	—
Repurchases of common stock	(58,570)	—
Payment of finance lease obligations	(323)	(2,344)
Net cash provided by (used in) financing activities	69,069	(125,152)
Net increase in cash, cash equivalents and restricted cash	$114,933	$3,801
Cash, cash equivalents and restricted cash—beginning of period	288,873	405,862
Cash, cash equivalents and restricted cash—end of period	$403,806	$409,663
Restricted cash (1)	3,057	3,062
Cash and cash equivalents—end of period	$400,749	$406,601
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$12,084	$16,191
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$18,939	$18,646
Finance lease liabilities arising from obtaining right-of-use assets	$11,148	$9,567
Convertible senior notes offering costs included in accrued liabilities	$693	$—

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2022 and 2023, no end customer accounted for more than 10% of total revenue or accounts receivable, except for one end customer that accounted for 24% of the accounts receivable balance as of January 31, 2023.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,		July 31, 2022	January 31, 2023
Partners	2022	2023	2022	2023
Partner A	14%	12%	14%	15%	11%	16%
Partner B	34%	33%	33%	32%	26%	12%
Partner C	(1)	(1)	(1)	(1)	(1)	10%
Partner D	(1)	10%	11%	11%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 21, 2022, that have had a material impact on our condensed consolidated financial statements.

NOTE 2. CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the Audit Committee investigation and subsequent to the issuance of the condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, we discovered an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have corrected the accompanying condensed consolidated financial statements as of July 31, 2022 and for the three and six months ended January 31, 2022, from amounts previously reported to reflect the correction of this error. The correction reflects our estimates of future payments for past non-compliant use of third-party software. Actual amounts may vary materially from these estimates.

The following tables summarize the effects of the correction:

	As of July 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Balance Sheet:
Accrued expenses and other current liabilities	$49,232	$10,336	$59,568
Total current liabilities	$1,150,224	$10,336	$1,160,560
Total liabilities	$3,155,917	$10,336	$3,166,253
Accumulated deficit	$(4,368,026)	$(10,336)	$(4,378,362)
Total stockholders’ deficit	$(790,168)	$(10,336)	$(800,504)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended January 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Operations:
Sales and marketing	$241,633	$93	$241,726
Research and development	$141,608	$262	$141,870
Total operating expenses	$427,532	$355	$427,887
Loss from operations	$(94,420)	$(355)	$(94,775)
Loss before provision for income taxes	$(109,752)	$(355)	$(110,107)
Net loss	$(115,061)	$(355)	$(115,416)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.53)	$(0.00)	$(0.53)

	Six Months Ended January 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Operations:
Sales and marketing	$491,666	$186	$491,852
Research and development	$285,874	$523	$286,397
Total operating expenses	$861,859	$709	$862,568
Loss from operations	$(231,676)	$(709)	$(232,385)
Loss before provision for income taxes	$(525,557)	$(709)	$(526,266)
Net loss	$(534,913)	$(709)	$(535,622)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.46)	$(0.01)	$(2.47)

	Three Months Ended January 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Comprehensive Loss:
Net loss	$(115,061)	$(355)	$(115,416)
Comprehensive loss	$(116,837)	$(355)	$(117,192)

	Six Months Ended January 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Comprehensive Loss:
Net loss	$(534,913)	$(709)	$(535,622)
Comprehensive loss	$(537,340)	$(709)	$(538,049)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Stockholders' Deficit:
Accumulated Deficit as of:
July 31, 2021	$(3,627,355)	$(8,928)	$(3,636,283)
October 31, 2021	$(3,990,340)	$(9,282)	$(3,999,622)
January 31, 2022	$(4,105,401)	$(9,637)	$(4,115,038)
July 31, 2022	$(4,368,026)	$(10,336)	$(4,378,362)
October 31, 2022	$(4,467,142)	$(10,734)	$(4,477,876)

Total Stockholders' Deficit as of:
July 31, 2021	$(1,012,041)	$(8,928)	$(1,020,969)
October 31, 2021	$(698,739)	$(9,282)	$(708,021)
January 31, 2022	$(725,617)	$(9,637)	$(735,254)
July 31, 2022	$(790,168)	$(10,336)	$(800,504)
October 31, 2022	$(791,049)	$(10,734)	$(801,783)

Net Loss for the Three Months Ended:
October 31, 2021	$(419,852)	$(354)	$(420,206)
January 31, 2022	$(115,061)	$(355)	$(115,416)
October 31, 2022	$(99,116)	$(398)	$(99,514)

	Six Months Ended January 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Cash Flows:
Net loss	$(534,913)	$(709)	$(535,622)
Accrued expenses and other liabilities	$(3,371)	$709	$(2,662)

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Subscription	$374,744	$450,948	$712,645	$853,872
Non-portable software	14,542	10,875	28,879	18,658
Hardware	1,753	1,230	3,916	1,854
Professional services	22,042	23,442	46,158	45,720
Total revenue	$413,081	$486,495	$791,598	$920,104

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $191.3 million and $374.5 million of our subscription revenue for the three and six months ended January 31, 2022, respectively, and $224.2 million and $437.6 million of our subscription revenue for the three and six months ended January 31, 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $183.4 million and $338.1 million of our subscription revenue for the three and six months ended January 31, 2022, respectively, and $226.7 million and $416.3 million of our subscription revenue for the three and six months ended January 31, 2023, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2022 and January 31, 2023 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2022	$1,445,538	$367,590
Additions (1)	469,647	33,112
Revenue/commissions recognized	(433,609)	(48,325)
Balance as of October 31, 2022	1,481,576	352,377
Additions (1)	531,230	46,439
Revenue/commissions recognized	(486,495)	(50,336)
Balance as of January 31, 2023	$1,526,311	$348,480

(1)
Includes both billed and unbilled amounts.

During the three and six months ended January 31, 2022, we recognized revenue of approximately $186.9 million and $342.8 million pertaining to amounts deferred as of October 31, 2021 and July 31, 2021, respectively. During the three and six months ended January 31, 2023, we recognized revenue of approximately $219.9 million and $399.3 million pertaining to amounts deferred as of October 31, 2022 and July 31, 2022, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.6 billion as of January 31, 2023, of which we expect to recognize approximately 53% over the next 12 months, and the remainder thereafter.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$227,796	$—	$—	$227,796
Commercial paper	—	27,927	—	27,927
Short-term investments:
Corporate bonds	—	409,024	—	409,024
Commercial paper	—	317,738	—	317,738
U.S. Government securities	—	194,667	—	194,667
Total measured at fair value	$227,796	$949,356	$—	$1,177,152
Cash				147,127
Total cash, cash equivalents and short-term investments				$1,324,279

	As of January 31, 2023
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$236,317	$—	$—	$236,317
U.S. Government securities	—	2,979	—	2,979
Commercial paper	—	27,928	—	27,928
Short-term investments:
Corporate bonds	—	467,686	—	467,686
Commercial paper	—	235,575	—	235,575
U.S. Government securities	—	201,502	—	201,502
Total measured at fair value	$236,317	$935,670	$—	$1,171,987
Cash				139,377
Total cash, cash equivalents and short-term investments				$1,311,364

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

	As of July 31, 2022		As of January 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$145,456	$143,154	$—	$—
2026 Notes	589,200	759,086	618,995	973,154
2027 Notes	567,005	400,252	567,769	501,095
Total	$1,301,661	$1,302,492	$1,186,764	$1,474,249

The carrying value of the 2023 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $0.2 million. In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The carrying value of the 2026 Notes as of July 31, 2022 and January 31, 2023 included $28.0 million and $37.7 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $169.4 million and $151.4 million, respectively, and unamortized debt issuance costs of $19.4 million and $17.3 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2022 and January 31, 2023 was net of unamortized debt issuance costs of $8.0 million and $7.2 million, respectively.

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

NOTE 5. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2022 and January 31, 2023, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2022 and January 31, 2023, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2023
(in thousands)
Due within one year	$675,573
Due in one to two years	229,190
Total	$904,763

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Prepaid operating expenses	$48,842	$52,495
VAT receivables	7,514	5,919
Other current assets	37,431	57,349
Total prepaid expenses and other current assets	$93,787	$115,763

The increase in prepaid expenses and other current assets from July 31, 2022 to January 31, 2023 was due primarily to the insurance receivable related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2022	January 31, 2023
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$341,536	$365,480
Demonstration units	12	61,914	62,474
Leasehold improvements	(1)	61,443	63,174
Furniture and fixtures	60	16,508	16,237
Total property and equipment, gross		481,401	507,365
Less: accumulated depreciation		(367,961)	(394,781)
Total property and equipment, net		$113,440	$112,584

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $17.7 million and $36.4 million for the three and six months ended January 31, 2022, respectively, and $15.8 million and $31.8 million for the three and six months ended January 31, 2023, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the six months ended January 31, 2023.

Intangible assets, net consists of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(64,344)	(69,684)
Accumulated amortization of customer relationships	(8,074)	(8,535)
Accumulated amortization of trade name	(4,083)	(4,170)
Total accumulated amortization	(76,501)	(82,389)
Total intangible assets, net	$15,829	$9,941

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2023 (remaining six months)	$4,968
2024	3,210
2025	1,763
Total	$9,941

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Contributions to ESPP withheld	$19,174	$26,067
Accrued commissions	32,886	24,400
Accrued vacation	23,140	23,144
Payroll taxes payable	21,060	16,751
Accrued wages and taxes	20,807	13,809
Accrued benefits	11,774	12,914
Accrued bonus	9,782	11,175
Other	11,188	10,083
Total accrued compensation and benefits	$149,811	$138,343

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Litigation settlement reserves	$9,750	$71,000
Software usage liability	10,336	11,133
Income taxes payable	13,206	5,613
Accrued professional services	5,499	901
Other	20,777	19,611
Total accrued expenses and other current liabilities	$59,568	$108,258

The increase in accrued expenses and other current liabilities from July 31, 2022 to January 31, 2023 was due primarily to an increase in the litigation settlement reserve related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.

NOTE 6. CONVERTIBLE SENIOR NOTES

2023 Notes

In January 2018, we issued the 2023 Notes with a 0% interest rate for an aggregate principal amount of $575.0 million, due in 2023, in a private placement to qualified institutional buyers pursuant to Rule144A under the Securities Act.

On September 22, 2021, we consummated privately negotiated exchanges with certain holders of the outstanding 2023 Notes, pursuant to which such holders exchanged approximately $416.5 million in aggregate principal amount of 2023 Notes for $477.3 million in aggregate principal amount of 2027 Notes. We also entered into privately negotiated transactions with certain holders of the 2023 Notes pursuant to which we repurchased approximately $12.8 million in aggregate principal amount of 2023 Notes for cash. Following the closing of these exchanges and repurchases, approximately $145.7 million in aggregate principal amount of 2023 Notes remained outstanding with terms unchanged.

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Principal amounts:
Principal	$145,704	$145,704
Unamortized debt issuance costs (1)	(248)	—
Repayment of convertible senior notes	—	(145,704)
Net carrying amount	$145,456	$—

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate was 0.41%.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Interest expense related to amortization of debt issuance costs	$148	$99	$548	$248

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

In January 2023, the convertible note hedges and warrant transactions expired concurrently with the expiration of the 2023 Notes. No settlement is required as the stock has remained below the strike price throughout the unwind settlement averaging period.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes bear interest at a rate of 2.5% per annum, with such interest to be paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes has accrued from the date of issuance, September 24, 2020, and is added to the principal amount, in the case of the 2026 Notes held by Bain, or paid in cash, in the case of the 2026 Notes held by entities that are not affiliated with Bain, as applicable, on a semi-annual basis (on March 15 and September 15 of each year). The 2026 Notes mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.

The 2026 Notes are convertible at an initial conversion rate of 36.036 shares of Class A common stock per $1,000 principal amount of the 2026 Notes, which is equal to an initial conversion price of $27.75 per share, subject to customary anti-dilution and other adjustments, including in connection with any make-whole adjustments as a result of certain extraordinary transactions. In September 2021, the one-year anniversary of the issuance of the 2026 Notes, the conversion price was subject to a one-time adjustment, based on the level of achievement of certain financial milestones and as a result, the conversion price became fixed at $27.75 per share. For each $1,000 principal amount of 2026 Notes a holder elects to convert, we have initially elected to pay cash with respect to the first $1,000 of conversion value and deliver shares of Class A common stock with respect to any conversion value in excess of $1,000. Pursuant to the indenture governing the 2026 Notes, we may elect to change such default settlement method with respect to any conversion of 2026 Notes held by Bain by delivering written notice to Bain at least five trading days prior to the effective time of such settlement election. Additionally, if Bain elects to convert any 2026 Notes it holds upon our delivery of a notice of redemption, Bain will have the right to elect whether such conversion is settled in cash, shares of our Class A common stock or a combination thereof.

On or after September 15, 2025, the 2026 Notes will be redeemable by us, at our option, in the event that the closing sale price of our Class A common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice, for cash, at a redemption price of 100% of the principal amount of such 2026 Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.

A holder who converts their 2026 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2026 Notes) is, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2026 Notes) prior to the maturity date, holders of the 2026 Notes may require us to repurchase for cash all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2026 Notes, plus accrued and unpaid interest thereon.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	27,997	37,722
Unamortized debt discount (conversion feature) (1)	(169,438)	(151,426)
Unamortized debt issuance costs (1)	(19,359)	(17,301)
Net carrying amount	$589,200	$618,995

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of January 31, 2023, the remaining life of the 2026 Notes was approximately 3.6 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Interest expense related to amortization of debt discount	$8,469	$9,085	$16,789	$18,012
Interest expense related to amortization of debt issuance costs	968	1,038	1,919	2,058
Non-cash interest expense	4,802	4,923	9,575	9,817
Total interest expense	$14,239	$15,046	$28,283	$29,887

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through January 31, 2023 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

Upon the conversion price of the 2026 Notes becoming fixed, subject to customary anti-dilution and other adjustments, in September 2021, the embedded conversion option for the 2026 Notes no longer required bifurcation because the conversion features are now considered indexed to our own equity and meet the equity classification conditions. The carrying amount of the derivative liability of $698.2 million as of that date was reclassified to additional paid-in capital within the condensed consolidated balance sheet. The remaining debt discount that arose from the original bifurcation continues to be amortized over the term of the 2026 Notes.

2027 Notes

In September 2021, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2027 consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the 2023 Notes (the "Exchange Transactions") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash (the "Subscription Transactions"). We did not receive any cash proceeds from the Exchange Transactions. The net cash proceeds from the Subscription Transactions was approximately $88.4 million after deducting the offering expenses for both the Exchange Transactions and the Subscription Transactions. We used (i) approximately $14.7 million of the net cash proceeds from the Subscription Transactions to repurchase approximately $12.8 million principal amount of the 2023 Notes and (ii) approximately $58.5 million of the net cash proceeds from the Subscription Transactions to repurchase approximately 1.4 million shares of our Class A common stock.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2027 Notes bear interest at a rate of 0.25% per annum, and pay interest semi-annually in arrears on each April 1 and October 1. The 2027 Notes will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.

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

(1)
during any fiscal quarter, and only during such fiscal quarter, if the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on, and including, the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the then applicable conversion price for the Notes per share of common stock;
(2)
during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate on each such trading day;
(3)
if we call the 2027 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
(4)
upon the occurrence of certain specified corporate events.

Upon conversion of the 2027 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. We intend to settle the principal of the 2027 Notes in cash.

The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued or unpaid interest. A holder who converts their 2027 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2027 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2027 Notes) prior to the maturity date, holders of the 2027 Notes may require us to repurchase for cash all or a portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2027 Notes, plus accrued and unpaid interest thereon.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(7,995)	(7,231)
Net carrying amount	$567,005	$567,769

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of January 31, 2023, the remaining life of the 2027 Notes was approximately 4.7 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Contractual interest expense	$359	$359	$511	$718
Interest expense related to amortization of debt issuance costs	380	382	540	764
Total interest expense	$739	$741	$1,051	$1,482

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

Total operating lease cost was $10.8 million and $21.7 million for the three and six months ended January 31, 2022, respectively, and $11.2 million and $21.9 million for the three and six months ended January 31, 2023, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.6 million and $1.1 million for the three and six months ended January 31, 2022, respectively, and $1.1 million and $1.8 million for the three and six months ended January 31, 2023, respectively.

During the six months ended January 31, 2023, we signed agreements to early exit certain office spaces in the United States and the Netherlands. The reductions in the lease terms resulted in decreases to the carrying amounts of the operating lease liabilities and the operating lease right-of-use assets on our condensed consolidated balance sheet as of January 31, 2023. In addition, we recorded $0.8 million and $1.7 million of expense in our condensed consolidated statements of operations for the three and six months ended January 31, 2023, respectively.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$188,060	$191,509
Accumulated amortization	(69,320)	(84,798)
Operating lease right-of-use assets, net	$118,740	$106,711
Operating lease liabilities—current	$39,801	$34,101
Operating lease liabilities—non-current	89,782	80,585
Total operating lease liabilities	$129,583	$114,686
Weighted average remaining lease term (in years):	5.1	5.0
Weighted average discount rate:	5.7%	5.8%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$13,501	$12,879
Accumulated amortization (1)	(3,053)	(3,793)
Finance lease right-of-use assets, net (1)	$10,448	$9,086
Finance lease liabilities—current (2)	$2,685	$2,525
Finance lease liabilities—non-current (3)	7,806	7,042
Total finance lease liabilities	$10,491	$9,567
Weighted average remaining lease term (in years):	3.9	3.6
Weighted average discount rate:	5.9%	6.2%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,081	$11,914	$25,557	$23,763
Financing cash flows from finance leases	$104	$488	$323	$2,344
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$4,625	$3,950	$5,971
Finance leases	$3,873	$1,543	$3,873	$1,543

The undiscounted cash flows for our operating lease liabilities as of January 31, 2023 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2023	$19,718	$1,447	$21,165
2024	31,266	3,059	34,325
2025	18,341	3,059	21,400
2026	14,698	2,357	17,055
2027	13,463	647	14,110
Thereafter	38,720	116	38,836
Total lease payments	136,206	10,685	146,891
Less: imputed interest	(21,520)	(1,118)	(22,638)
Total lease obligation	114,686	9,567	124,253
Less: current lease obligations	(34,101)	(2,525)	(36,626)
Long-term lease obligations	$80,585	$7,042	$87,627

As of January 31, 2023, we did not have any additional operating lease commitments for office leases that have not yet commenced.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2023, we had up to approximately $101.3 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $60.3 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint, the "Third Amended Complaint") and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint, the "First Amended Complaint"). On November 14, 2022, the defendants filed a motion to dismiss the Third Amended Complaint and the First Amended Complaint. On February 9, 2023, the plaintiffs and the defendants agreed to a mediator’s recommendation to settle these actions for a total of $71.0 million, which has been accrued as of January 31, 2023 and is included within accrued expenses and other current liabilities on our condensed consolidated balance sheet. On May 19, 2023, the court granted its preliminary approval of the settlement and the notice to class members, and a final settlement hearing is scheduled for October 4, 2023. The settlement accrual is partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which is included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of January 31, 2023. During the three months ended January 31, 2023, we recorded charges of $38.2 million for the settlement and applicable legal fees, net of our insurance receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On April 14, 2023, a purported federal securities class action complaint was filed in the United States District Court for the Northern District of California against us, two of our current officers, and a former officer. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. This action is brought on behalf of those who purchased or otherwise acquired our securities between September 21, 2021 and March 6, 2023, inclusive. In addition, on May 5, 2023, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and breach of fiduciary duties, and aiding and abetting breach of fiduciary duties, based on similar underlying allegations contained in the purported federal securities class action complaint described above. These cases are in their very early stages, and we are not able to determine what, if any, liabilities will attach to these complaints.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 9. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of January 31, 2023, we had one class of outstanding common stock consisting of Class A common stock. In December 2022, our stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation, which includes the removal of all provisions related to Class B common stock.

As of January 31, 2023, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of January 31, 2023, we had 233.6 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

In September 2021, we used approximately $58.5 million of the net cash proceeds from the issuance of $97.7 million in aggregate principal amount of 2027 Notes to repurchase 1.4 million shares of Class A common stock in open market transactions at an average price of $42.77 per share. For additional details on these transactions, refer to Note 6.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2021 and 2022, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.7 million and 11.3 million shares, respectively, pursuant to these provisions. As of January 31, 2023, we had reserved a total of 44.7 million shares for the issuance of equity awards under the Stock Plans, of which 13.8 million shares were still available for grant.

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of January 31, 2023, approximately 2.1 million MSUs remained outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2022	22,136	$29.81
Granted	15,804	$18.43
Released	(5,287)	$29.63
Forfeited	(3,134)	$27.70
Outstanding at January 31, 2023	29,519	$23.98

Stock Options

We did not grant any stock options during the six months ended January 31, 2023. A total of 0.4 million stock options were exercised during the six months ended January 31, 2023, with a weighted average exercise price per share of $7.24. As of January 31, 2023, 1.3 million stock options, with a weighted average exercise price of $6.20 per share, a weighted average remaining contractual life of 1.5 years and an aggregate intrinsic value of $28.6 million, remained outstanding.

Employee Stock Purchase Plan

In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 (the "Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. Our stockholders subsequently approved amendments to the Original 2016 ESPP in December 2019 and December 2022 (as amended, the "Amended 2016 ESPP"). Under the Amended 2016 ESPP, the maximum number of shares of Class A common stock available for sale is 13.8 million shares.

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

During the six months ended January 31, 2023, 1.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $18.9 million. As of January 31, 2023, 13.8 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2022	2023
Expected term (in years)	0.77	0.86
Risk-free interest rate	0.1%	4.0%
Volatility	53.3%	64.3%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Cost of revenue:
Product	$1,948	$2,113	$3,699	$4,272
Support, entitlements and other services	7,806	8,172	16,257	13,518
Sales and marketing	26,380	23,570	55,512	44,042
Research and development	35,763	36,491	74,242	75,113
General and administrative	16,148	14,944	28,882	29,300
Total stock-based compensation expense	$88,045	$85,290	$178,592	$166,245

As of January 31, 2023, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $653.6 million and is expected to be recognized over a weighted average period of approximately 2.8 years.
NOTE 11. INCOME TAXES

The income tax provisions of $5.3 million and $9.4 million for the three and six months ended January 31, 2022, respectively, and $4.2 million and $9.6 million for the three and six months ended January 31, 2023, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

NOTE 12. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represents approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. The headcount reduction is part of our ongoing efforts to drive towards profitable growth.

As of January 31, 2023, we recognized total restructuring charges of approximately $16.5 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the $16.5 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.6 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our condensed consolidated statements of operations.

During the fiscal quarter ended January 31, 2023, we made cash payments of $4.4 million. As of January 31, 2023, we had a remaining restructuring liability of $0.6 million, included within accrued compensation and benefits in our condensed consolidated balance sheet. We do not expect to record any material future charges related to this reduction in force.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13. NET LOSS PER SHARE

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands, except per share data)
Numerator:
Net loss	$(115,416)	$(70,790)	$(535,622)	$(170,304)
Denominator:
Weighted average shares—basic and diluted	218,808	231,924	217,153	230,229
Net loss per share attributable to common stockholders— basic and diluted	$(0.53)	$(0.31)	$(2.47)	$(0.74)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Six Months Ended January 31,
	2022	2023
	(in thousands)
Outstanding stock options and RSUs	27,421	30,841
Employee stock purchase plan	1,683	2,933
Common stock issuable upon the conversion of the Notes	39,968	36,986
Total	69,072	70,760

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Common stock issuable upon the conversion of convertible debt represents the antidilutive impact of the 2023 Notes, 2026 Notes and 2027 Notes under the if-converted method.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
U.S.	$226,437	$275,407	$443,587	$531,137
Europe, the Middle East and Africa	97,584	121,564	181,579	221,817
Asia Pacific	74,844	79,202	140,527	148,305
Other Americas	14,216	10,322	25,905	18,845
Total revenue	$413,081	$486,495	$791,598	$920,104

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2022	January 31, 2023
	(in thousands)
United States	$74,472	$76,350
International	38,968	36,234
Total long-lived assets	$113,440	$112,584

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 filed on September 21, 2022. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion gives effect to the correction disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

We had a broad and diverse base of over 23,000 end customers as of January 31, 2023, including approximately 1,000 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

We continue to invest in the growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can drive toward profitable growth. As discussed further in the "Factors Affecting Our Performance" section below, as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.

Completion of Audit Committee Investigation

As previously reported, we were unable to file, within the prescribed time period, our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2023 following management’s discovery that certain evaluation software from one of its third-party providers was instead used for interoperability testing, validation and customer proofs of concept over a multi-year period. The Audit Committee of our Board of Directors, with the assistance of outside counsel and other advisors, conducted an investigation into this matter.

The Audit Committee has completed its investigation, which found no evidence of wrongdoing by current senior management or by any members of the finance, legal, or accounting departments. In conducting its investigation, the Audit Committee reviewed our usage of certain software from third-party providers. The Audit Committee found that individual departments within our company procured software licenses without appropriate coordination with other departments and without ensuring that such licenses were sufficient for or consistent with the intended uses of the software, and as a result, evaluation software from two of our third-party providers was used in a non-compliant manner for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. In addition, the Audit Committee concluded that certain employees engaged in intentional misconduct to conceal use of evaluation software with respect to one of our third-party providers in violation of our code of business conduct and ethics and other policies. The Audit Committee proposed certain recommendations that our Board of Directors has directed management to implement, including to (1) enhance policies and procedures to reinforce ethical conduct across our company, (2) improve training regarding appropriate third-party software procurement and usage practices, (3) enhance processes to identify, document and track third-party software license procurement, usage, and compliance, and (4) enhance risk assessment processes with respect to financial reporting related to software licensing acquisition and usage. Following completion of the Audit Committee’s investigation, we also terminated certain employees who were found to be primarily responsible for the intentional misconduct, and the Audit Committee identified actions of certain other employees that were inconsistent with our code of business conduct and ethics and other policies and referred these matters to management for appropriate action.

In connection with the investigation, we identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. Management plans to implement remedial measures to address the identified material weakness. This material weakness resulted in an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have prospectively corrected our financial statements for the affected periods to reflect the correction of this error.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands, except percentages)
Total revenue	$413,081	$486,495	$791,598	$920,104
Year-over-year percentage increase	19.3%	17.8%	20.1%	16.2%
Subscription revenue	$374,744	$450,948	$712,645	$853,872
Total billings	$464,541	$529,097	$862,566	$998,827
Subscription billings	$427,404	$494,363	$786,727	$935,793
Annual contract value ("ACV") billings	$217,850	$267,622	$390,487	$483,142
Annual recurring revenue ("ARR")	$1,042,194	$1,377,713	$1,042,194	$1,377,713
Gross profit	$333,112	$399,690	$630,183	$750,804
Non-GAAP gross profit	$346,234	$412,471	$656,983	$774,165
Gross margin	80.6%	82.2%	79.6%	81.6%
Non-GAAP gross margin	83.8%	84.8%	83.0%	84.1%
Operating expenses	$427,887	$456,198	$862,568	$887,967
Non-GAAP operating expenses	$347,640	$342,483	$700,620	$693,981
Operating loss	$(94,775)	$(56,508)	$(232,385)	$(137,163)
Non-GAAP operating (loss) income	$(1,406)	$69,988	$(43,637)	$80,184
Operating margin	(22.9)%	(11.6)%	(29.4)%	(14.9)%
Non-GAAP operating margin	(0.3)%	14.4%	(5.5)%	8.7%
Total deferred revenue	$1,386,871	$1,526,311	$1,386,871	$1,526,311
Net cash provided by operating activities	$25,767	$74,084	$32,706	$139,597
Free cash flow	$17,221	$63,014	$15,316	$108,825
Total end customers (1)	21,400	23,620	21,400	23,620

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$374,744	$450,948	$712,645	$853,872
Non-portable software revenue	14,542	10,875	28,879	18,658
Hardware revenue	1,753	1,230	3,916	1,854
Professional services revenue	22,042	23,442	46,158	45,720
Total revenue	$413,081	$486,495	$791,598	$920,104
Disaggregation of billings:
Subscription billings	$427,404	$494,363	$786,727	$935,793
Non-portable software billings	14,542	10,875	28,879	18,658
Hardware billings	1,753	1,230	3,916	1,854
Professional services billings	20,842	22,629	43,044	42,522
Total billings	$464,541	$529,097	$862,566	$998,827

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $191.3 million and $374.5 million of our subscription revenue for the three and six months ended January 31, 2022, respectively, and $224.2 million and $437.6 million of our subscription revenue for the three and six months ended January 31, 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $183.4 million and $338.1 of our subscription revenue for the three and six months ended January 31, 2022, respectively, and $226.7 million and $416.3 million of our subscription revenue for the three and six months ended January 31, 2023, respectively.

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

We calculate our non-GAAP financial and key performance measures as follows:

Total billings — We calculate total billings by adding the change in deferred revenue and the change in unbilled accounts receivable between the start and end of the period to total revenue recognized in the same period.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands, except percentages)
Total revenue	$413,081	$486,495	$791,598	$920,104
Change in deferred revenue	51,460	42,602	70,968	78,723
Total billings (non-GAAP)	$464,541	$529,097	$862,566	$998,827

Gross profit	$333,112	$399,690	$630,183	$750,804
Stock-based compensation	9,754	10,285	19,956	17,790
Amortization of intangible assets	3,368	2,531	6,844	5,341
Restructuring charges	—	(35)	—	230
Non-GAAP gross profit	$346,234	$412,471	$656,983	$774,165

Gross margin	80.6%	82.2%	79.6%	81.6%
Stock-based compensation	2.4%	2.1%	2.5%	1.9%
Amortization of intangible assets	0.8%	0.5%	0.9%	0.6%
Restructuring charges	—	—	—	—
Non-GAAP gross margin	83.8%	84.8%	83.0%	84.1%

Operating expenses	$427,887	$456,198	$862,568	$887,967
Stock-based compensation	(78,291)	(75,005)	(158,636)	(148,455)
Amortization of intangible assets	(651)	(198)	(1,302)	(547)
Restructuring charges	—	479	—	(5,073)
Early exit of lease-related assets	—	(806)	—	(1,726)
Litigation settlement accrual and legal fees	(1,305)	(38,185)	(2,010)	(38,185)
Non-GAAP operating expenses	$347,640	$342,483	$700,620	$693,981

Loss from operations	$(94,775)	$(56,508)	$(232,385)	$(137,163)
Stock-based compensation	88,045	85,290	178,592	166,245
Amortization of intangible assets	4,019	2,729	8,146	5,888
Restructuring charges	—	(514)	—	5,303
Early exit of lease-related assets	—	806	—	1,726
Litigation settlement accrual and legal fees	1,305	38,185	2,010	38,185
Non-GAAP (loss) income from operations	$(1,406)	$69,988	$(43,637)	$80,184

Operating margin	(22.9)%	(11.6)%	(29.4)%	(14.9)%
Stock-based compensation	21.3%	17.5%	22.6%	18.1%
Amortization of intangible assets	1.0%	0.6%	1.0%	0.6%
Restructuring charges	—	(0.1)%	—	0.6%
Early exit of lease-related assets	—	0.2%	—	0.2%
Litigation settlement accrual and legal fees	0.3%	7.8%	0.3%	4.1%
Non-GAAP operating margin	(0.3)%	14.4%	(5.5)%	8.7%

Net cash provided by operating activities	$25,767	$74,084	$32,706	$139,597
Purchases of property and equipment	(8,546)	(11,070)	(17,390)	(30,772)
Free cash flow (non-GAAP)	$17,221	$63,014	$15,316	$108,825

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Subscription revenue	$374,744	$450,948	$712,645	$853,872
Change in subscription deferred revenue	52,660	43,415	74,082	81,921
Subscription billings	$427,404	$494,363	$786,727	$935,793

Professional services revenue	$22,042	$23,442	$46,158	$45,720
Change in professional services deferred revenue	(1,200)	(813)	(3,114)	(3,198)
Professional services billings	$20,842	$22,629	$43,044	$42,522

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

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2023, we considered approximately 73% of our global sales team members to be fully ramped, while the remaining approximately 27% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Transition to Subscription

Starting in fiscal 2019, as a result of our transition towards a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. As we continue our transition to a subscription-based business model, we expect a greater portion of our products to be delivered through subscription term-based licenses or cloud-based SaaS subscriptions. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses may impact our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of approximately three years and thus result in lower billings and revenue in a given period when compared to our historical life of device license sales, which have a duration equal to the life of the associated appliance, which we estimate to be approximately five years. In addition, starting in fiscal 2021, we began compensating our sales force based on ACV instead of total contract value, and while we expect that the shift to an ACV-based sales compensation plan will incentivize sales representatives to maximize ACV and minimize discounts, it could also further compress the average term of our subscription term-based licenses. Furthermore, our customers may decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.

Revenue for our solutions, whether or not sold as a subscription term-based license, is generally recognized upon transfer of control to the customer. For additional information on revenue recognition, see Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2023, approximately 74% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 7.3x greater, on average, than their initial order. This number increases to approximately 22.8x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2023. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(in thousands)
Revenue:
Product	$209,151	$250,538	$389,256	$459,112
Support, entitlements and other services	203,930	235,957	402,342	460,992
Total revenue	413,081	486,495	791,598	920,104
Cost of revenue:
Product (1)(2)	15,096	15,506	29,317	28,022
Support, entitlements and other services (1)	64,873	71,299	132,098	141,278
Total cost of revenue	79,969	86,805	161,415	169,300
Gross profit	333,112	399,690	630,183	750,804
Operating expenses:
Sales and marketing (1)(2)	241,726	229,788	491,852	466,010
Research and development (1)	141,870	142,301	286,397	291,744
General and administrative (1)	44,291	84,109	84,319	130,213
Total operating expenses	427,887	456,198	862,568	887,967
Loss from operations	(94,775)	(56,508)	(232,385)	(137,163)
Other expense, net	(15,332)	(10,112)	(293,881)	(23,528)
Loss before provision for income taxes	(110,107)	(66,620)	(526,266)	(160,691)
Provision for income taxes	5,309	4,170	9,356	9,613
Net loss	$(115,416)	$(70,790)	$(535,622)	$(170,304)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,948	$2,113	$3,699	$4,272
Support, entitlements and other services cost of revenue	7,806	8,172	16,257	13,518
Sales and marketing	26,380	23,570	55,512	44,042
Research and development	35,763	36,491	74,242	75,113
General and administrative	16,148	14,944	28,882	29,300
Total stock-based compensation expense	$88,045	$85,290	$178,592	$166,245

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,368	$2,531	$6,844	$5,341
Sales and marketing	651	198	1,302	547
Total amortization of intangible assets	$4,019	$2,729	$8,146	$5,888

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2023	2022	2023
	(as a percentage of total revenue)
Revenue:
Product	50.6%	51.5%	49.2%	49.9%
Support, entitlements and other services	49.4%	48.5%	50.8%	50.1%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.7%	3.2%	3.7%	3.0%
Support, entitlements and other services	15.7%	14.6%	16.7%	15.4%
Total cost of revenue	19.4%	17.8%	20.4%	18.4%
Gross profit	80.6%	82.2%	79.6%	81.6%
Operating expenses:
Sales and marketing	58.5%	47.2%	62.1%	50.6%
Research and development	34.3%	29.3%	36.2%	31.7%
General and administrative	10.7%	17.3%	10.7%	14.1%
Total operating expenses	103.5%	93.8%	109.0%	96.4%
Loss from operations	(22.9)%	(11.6)%	(29.4)%	(14.8)%
Other expense, net	(3.7)%	(2.1)%	(37.1)%	(2.6)%
Loss before provision for income taxes	(26.6)%	(13.7)%	(66.5)%	(17.4)%
Provision for income taxes	1.3%	0.9%	1.2%	1.0%
Net loss	(27.9)%	(14.6)%	(67.7)%	(18.4)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Six Months Ended January 31, 2022 and 2023

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Product	$209,151	$250,538	$41,387	20%	$389,256	$459,112	$69,856	18%
Support, entitlements and other services	203,930	235,957	32,027	16%	402,342	460,992	58,650	15%
Total revenue	$413,081	$486,495	$73,414	18%	$791,598	$920,104	$128,506	16%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
U.S.	$226,437	$275,407	$48,970	22%	$443,587	$531,137	$87,550	20%
Europe, the Middle East and Africa	97,584	121,564	23,980	25%	181,579	221,817	40,238	22%
Asia Pacific	74,844	79,202	4,358	6%	140,527	148,305	7,778	6%
Other Americas	14,216	10,322	(3,894)	(27)%	25,905	18,845	(7,060)	(27)%
Total revenue	$413,081	$486,495	$73,414	18%	$791,598	$920,104	$128,506	16%

The increases in product revenue for the three and six months ended January 31, 2023, as compared to the prior year periods, were due primarily to increases in software revenue resulting from growth in software renewals due to our transition to selling subscription term-based licenses and an increased adoption of our products, partially offset by the impact of the shorter average contract terms resulting from this transition. For both the three and six months ended January 31, 2022, the total average contract term was approximately 3.1 years. For both the three and six months ended January 31, 2023, the total average contract term was approximately 3.0 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and six months ended January 31, 2023, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Cost of product revenue	$15,096	$15,506	$410	3%	$29,317	$28,022	$(1,295)	(4)%
Product gross margin	92.8%	93.8%			92.5%	93.9%
Cost of support, entitlements and other services revenue	$64,873	$71,299	$6,426	10%	$132,098	$141,278	$9,180	7%
Support, entitlements and other services gross margin	68.2%	69.8%			67.2%	69.4%
Total gross margin	80.6%	82.2%			79.6%	81.6%

Cost of product revenue

The increase in product cost of revenue for the three months ended January 31, 2023 was not material. Cost of product revenue decreased for the six months ended January 31, 2023, as compared to the prior year period, due primarily to corresponding decrease in hardware revenue. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by 1.0 percentage point and 1.4 percentage points for the three and six months ended January 31, 2023, respectively, as compared to the prior year periods, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2023, as compared to the prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 1.6 percentage points and 2.2 percentage points for the three and six months ended January 31, 2023, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$241,726	$229,788	$(11,938)	(5)%	$491,852	$466,010	$(25,842)	(5)%
Percent of total revenue	58.5%	47.2%			62.1%	50.6%

Sales and marketing expense decreased for the three and six months ended January 31, 2023, as compared to the prior year periods, due primarily to lower headcount-related costs, including stock-based compensation expense and commissions expense, driven by the 7% decrease in sales and marketing headcount from January 31, 2022 to January 31, 2023. The decrease was partially offset by an increase in costs related to certain sales events that moved from virtual to in-person.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Research and development	$141,870	$142,301	$431	0%	$286,397	$291,744	$5,347	2%
Percent of total revenue	34.3%	29.3%			36.2%	31.7%

Research and development expense increased for the three and six months ended January 31, 2023, as compared to the prior year periods, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 5% from January 31, 2022 to January 31, 2023.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
General and administrative	$44,291	$84,109	$39,818	90%	$84,319	$130,213	$45,894	54%
Percent of total revenue	10.7%	17.3%			10.7%	14.1%

General and administrative expense increased for the three and six months ended January 31, 2023, as compared to the prior year periods, due primarily to charges of $71.0 million for the proposed settlement of the securities class actions, partially offset by $39.9 million for amounts recoverable under our applicable insurance policies. The increase in G&A expense was also due to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 16% from January 31, 2022 to January 31, 2023. For additional information regarding the securities class actions, refer to Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expense, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Interest income, net	$522	$8,946	$(8,424)	(1614)%	$1,076	$14,458	$(13,382)	(1244)%
Change in fair value of derivative liability	—	—	—	0%	(198,038)	—	(198,038)	(100)%
Amortization of debt discount and issuance costs and interest expense	(15,126)	(15,887)	761	5%	(29,884)	(31,617)	1,733	6%
Debt extinguishment costs	—	—	—	0%	(64,911)	—	(64,911)	(100)%
Other	(728)	(3,171)	2,443	336%	(2,124)	(6,369)	4,245	200%
Other expense, net	$(15,332)	$(10,112)	$(5,220)	(34)%	$(293,881)	$(23,528)	$(270,353)	(92)%

Other expense, net decreased for the three months ended January 31, 2023, as compared to the prior year period, due primarily to increases in interest income on our investments.

Other expense, net decreased for the six months ended January 31, 2023, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes and the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$5,309	$4,170	$(1,139)	(21)%	$9,356	$9,613	$257	3%

The decrease in the income tax provision for the three months ended January 31, 2023, as compared to the prior year period, was due primarily to the reversal of uncertain tax positions associated with a previous acquisition as well as an increase in excess tax deductions from stock awards. The increase in the income tax provision for the six months ended January 31, 2023, as compared to the prior year period, was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

As of January 31, 2023, we had $406.6 million of cash and cash equivalents, $3.1 million of restricted cash and $904.8 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

In January 2018, we issued convertible senior notes with a 0% interest rate for an aggregate principal amount of $575.0 million. In September 2021, we entered into privately negotiated exchange and note repurchase transactions, after which $145.7 million in aggregate principal amount of 2023 Notes remained outstanding. In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million. For additional information, see Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP. For additional information, see Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September 2021, we issued convertible senior notes with a 0.25% interest rate for an aggregate principal amount of $575.0 million due 2027, of which $477.3 million in principal amount was issued in exchange for approximately $416.5 million principal amount of the 2023 Notes and the remaining $97.7 million in principal amount was issued for cash. There are no required principal payments on the 2027 Notes prior to their maturity. For additional information, see Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Due to investments in our business as well as the potential cash flow impacts resulting from our continued transition to a subscription-based business model, we expect our operating and free cash flow to continue to fluctuate during the next 12 months. Notwithstanding that fact, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our transition to a subscription-based business model.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2022	2023
	(in thousands)
Net cash provided by operating activities	$32,706	$139,597
Net cash provided by (used in) investing activities	13,158	(10,644)
Net cash provided by (used in) financing activities	69,069	(125,152)
Net increase in cash, cash equivalents and restricted cash	$114,933	$3,801

Cash Flows from Operating Activities

Net cash provided by operating activities was $139.6 million for the six months ended January 31, 2023, compared to $32.7 million for the six months ended January 31, 2022. Better cash collections performance helped drive the increase in cash provided by operating activities for the six months ended January 31, 2023.

Cash Flows from Investing Activities

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in investing activities of $10.6 million for the six months ended January 31, 2023 included $509.0 million of short-term investment purchases and $30.8 million of purchases of property and equipment, partially offset by $529.1 million of maturities of short-term investments.

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

Net cash used in financing activities of $125.2 million for the six months ended January 31, 2023 included $145.7 million used to repay the 2023 Notes at maturity and $2.3 million of payments for finance lease obligations, partially offset by $22.9 million of proceeds from the sale of shares through employee equity incentive plans.

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of January 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,362,722	$—	$—	$1,362,722	$—
Interest on convertible senior notes (1)	7,915	475	—	7,440	—
Operating leases (undiscounted basis) (2)	136,206	37,811	39,223	27,258	31,914
Other commitments (3)	101,309	90,433	9,197	1,679	—
Guarantees with contract manufacturers	60,299	60,299	—	—	—
Total	$1,668,451	$189,018	$48,420	$1,399,099	$31,914

(1)
Includes accrued paid-in-kind interest on the 2026 Notes and accrued interest on the 2027 Notes. For additional information regarding our convertible senior notes, refer to Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)
For additional information regarding our operating leases, refer to Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

As of January 31, 2023, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $29.0 million and $18.5 million for the six months ended January 31, 2022 and 2023, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to the continued growth of our business internationally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2023 due to the existence of the identified material weakness described below. Notwithstanding the identified material weakness, management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

Based on criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"), management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, we determined that our controls were not designed and operating effectively to provide the information necessary for our risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in our financial reporting and we did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner.

This material weakness resulted in an immaterial error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, which we plan to correct prospectively as we issue future financial statements, as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. These control deficiencies, individually or in the aggregate, create a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis, and constitute a material weakness in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

Except for the identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, which is incorporated herein by reference, together with the additional and/or updated risk factors set forth below and all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the identified material weakness, or if we experience additional material weaknesses or deficiencies in the future or if we otherwise fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

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

As described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q, we identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that our controls did not effectively provide the information necessary for our risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in our financial reporting and we did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner.

In response to the identified material weakness, management plans to implement the remedial measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q. While management believes these remediation measures will remediate the identified material weakness and strengthen our overall internal control over financial reporting, the identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weakness. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities.

In order to restore, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we will continue to expend significant resources and undertake various actions, including conducting the Audit Committee internal investigation, implementing a remediation plan, incurring accounting-related costs and implementing new internal controls and procedures, and providing significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on the Nasdaq Global Select Market.

Matters arising out of or relating to our Audit Committee’s investigation, including risks associated with litigation and any regulatory investigations and proceedings, may adversely affect our business and results of operations.

As previously disclosed, the Audit Committee of our Board of Directors, with the assistance of outside counsel, undertook an investigation relating to certain evaluation software that was used for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. The matters which led to our Audit Committee’s review and our internal accounting review have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. To date, we have incurred significant expenses related to legal, accounting, and other professional services associated with the Audit Committee’s investigation and related matters and may continue to incur significant additional expenses with regard to these matters and related remediation efforts. Management plans to implement the remedial measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q in response to the identified material weakness. To the extent that these remedial efforts are not successful, we could be forced to incur additional time and expense. Furthermore, if the SEC were to commence an investigation, we could incur significant additional time and expense, including expenses related to accounting, legal and other professional services, in connection with the investigation, the outcome of which would be difficult to predict. If the SEC were to commence legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies.

Following our announcement of the investigation, a putative federal securities class action was filed in the Northern District of California against us and certain of our current and former executive officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, alleging misstatements and/or omissions in certain of our financial statements, press releases, and SEC filings made during the putative class period of September 21, 2021 through March 6, 2023 and a putative stockholder derivative action was filed in the Northern District of California against us and our directors alleging violations of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, and aiding and abetting breach of fiduciary duties. We could also become subject to additional future lawsuits or future regulatory investigations or proceedings relating to the subject matter of the investigation. We intend to vigorously defend against these lawsuits, but there can be no assurance that we will be successful in any defense. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations. Any unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-37883	3.1	12/12/2022
10.1+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: May 24, 2023	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)