Form 10-Q
period 2023-04-30
Nutanix, Inc.
filed 2023-06-02
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of May 31, 2023, the registrant had 235,759,366 shares of Class A common stock, $0.000025 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2022	April 30, 2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$402,850	$439,918
Short-term investments	921,429	918,570
Accounts receivable, net of allowances of $644 and $745, respectively	124,559	135,073
Deferred commissions—current	115,356	113,736
Prepaid expenses and other current assets	93,787	121,611
Total current assets	1,657,981	1,728,908
Property and equipment, net	113,440	115,465
Operating lease right-of-use assets	118,740	97,804
Deferred commissions—non-current	252,234	236,935
Intangible assets, net	15,829	7,334
Goodwill	185,260	185,260
Other assets—non-current	22,265	24,291
Total assets	$2,365,749	$2,395,997
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,931	$34,235
Accrued compensation and benefits	149,811	152,167
Accrued expenses and other current liabilities	59,568	108,965
Deferred revenue—current	720,993	806,002
Operating lease liabilities—current	39,801	31,481
Convertible senior notes, net—current	145,456	—
Total current liabilities	1,160,560	1,132,850
Deferred revenue—non-current	724,545	737,338
Operating lease liabilities—non-current	89,782	73,036
Convertible senior notes, net	1,156,205	1,207,296
Other liabilities—non-current	35,161	34,544
Total liabilities	3,166,253	3,185,064
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2022 and April 30, 2023; no shares issued and outstanding as of July 31, 2022 and April 30, 2023	—	—
Common stock, par value of $0.000025 per share—1,042,004 (1,000,000 Class A, 42,004 Class B) and 1,000,000 Class A shares authorized as of July 31, 2022 and April 30, 2023, respectively; 226,938 and 235,744 Class A shares issued and outstanding as of July 31, 2022 and April 30, 2023, respectively	6	6
Additional paid-in capital	3,583,928	3,834,845
Accumulated other comprehensive loss	(6,076)	(4,283)
Accumulated deficit	(4,378,362)	(4,619,635)
Total stockholders’ deficit	(800,504)	(789,067)
Total liabilities and stockholders’ deficit	$2,365,749	$2,395,997

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands, except per share data)
Revenue:
Product	$199,616	$212,507	$588,872	$671,619
Support, entitlements and other services	204,042	236,074	606,384	697,066
Total revenue	403,658	448,581	1,195,256	1,368,685
Cost of revenue:
Product	13,739	12,430	43,056	40,452
Support, entitlements and other services	66,110	69,999	198,208	211,277
Total cost of revenue	79,849	82,429	241,264	251,729
Gross profit	323,809	366,152	953,992	1,116,956
Operating expenses:
Sales and marketing	234,623	229,261	726,475	695,271
Research and development	142,334	143,016	428,731	434,760
General and administrative	39,552	52,515	123,871	182,728
Total operating expenses	416,509	424,792	1,279,077	1,312,759
Loss from operations	(92,700)	(58,640)	(325,085)	(195,803)
Other expense, net	(15,676)	(7,168)	(309,557)	(30,696)
Loss before provision for income taxes	(108,376)	(65,808)	(634,642)	(226,499)
Provision for income taxes	3,611	5,161	12,967	14,774
Net loss	$(111,987)	$(70,969)	$(647,609)	$(241,273)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(0.50)	$(0.30)	$(2.96)	$(1.04)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	222,473	234,735	218,888	231,702

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 9 for further details.

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Net loss	$(111,987)	$(70,969)	$(647,609)	$(241,273)
Other comprehensive loss, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(3,711)	1,518	(6,138)	1,793
Comprehensive loss	$(115,698)	$(69,451)	$(653,747)	$(239,480)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,636,283)	$(1,020,969)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	2,809	—	1,352	—	—	1,352
Issuance of common stock from ESPP purchase	1,309	—	28,786	—	—	28,786
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	90,547	—	—	90,547
Other comprehensive loss	—	—	—	(651)	—	(651)
Net loss	—	—	—	—	(420,206)	(420,206)
Balance - October 31, 2021	216,959	5	3,292,255	(659)	(3,999,622)	(708,021)
Issuance of common stock through employee equity incentive plans	3,580	—	1,914	—	—	1,914
Stock-based compensation	—	—	88,045	—	—	88,045
Other comprehensive loss	—	—	—	(1,776)	—	(1,776)
Net loss	—	—	—	—	(115,416)	(115,416)
Balance - January 31, 2022	220,539	5	3,382,214	(2,435)	(4,115,038)	(735,254)
Issuance of common stock through employee equity incentive plans	2,228	—	744	—	—	744
Issuance of common stock from ESPP purchase	1,518	—	33,847	—	—	33,847
Stock-based compensation	—	—	84,506	—	—	84,506
Other comprehensive loss	—	—	—	(3,711)	—	(3,711)
Net loss	—	—	—	—	(111,987)	(111,987)
Balance - April 30, 2022	224,285	$5	$3,501,311	$(6,146)	$(4,227,025)	$(731,855)

	Nine Months Ended April 30, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,514)	(99,514)
Balance - October 31, 2022	230,108	6	3,685,805	(9,718)	(4,477,876)	(801,783)
Issuance of common stock through employee equity incentive plans	3,483	—	684	—	—	684
Stock-based compensation	—	—	85,290	—	—	85,290
Other comprehensive income	—	—	—	3,917	—	3,917
Net loss	—	—	—	—	(70,790)	(70,790)
Balance - January 31, 2023	233,591	6	3,771,779	(5,801)	(4,548,666)	(782,682)
Issuance of common stock through employee equity incentive plans	2,566	—	372	—	—	372
Shares withheld related to net share settlement of equity awards	(413)	—	(10,214)	—	—	(10,214)
Stock-based compensation	—	—	72,908	—	—	72,908
Other comprehensive loss	—	—	—	1,518	—	1,518
Net loss	—	—	—	—	(70,969)	(70,969)
Balance - April 30, 2023	235,744	$6	$3,834,845	$(4,283)	$(4,619,635)	$(789,067)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2022	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(647,609)	$(241,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,123	59,078
Stock-based compensation	263,098	239,153
Change in fair value of derivative liability	198,038	—
Loss on debt extinguishment	64,910	—
Amortization of debt discount and issuance costs	29,929	31,767
Operating lease cost, net of accretion	27,496	27,065
Early exit of lease-related assets	—	(1,109)
Non-cash interest expense	14,408	14,772
Other	7,181	(6,275)
Changes in operating assets and liabilities:
Accounts receivable, net	4,193	(4,768)
Deferred commissions	(10,377)	16,919
Prepaid expenses and other assets	(31,723)	(33,858)
Accounts payable	4,159	(5,106)
Accrued compensation and benefits	(46,379)	2,356
Accrued expenses and other liabilities	5,570	53,451
Operating leases, net	(35,743)	(30,134)
Deferred revenue	115,265	92,056
Net cash provided by operating activities	29,539	214,094
Cash flows from investing activities:
Maturities of investments	778,914	722,983
Purchases of investments	(794,180)	(711,253)
Sales of investments	17,999	—
Purchases of property and equipment	(34,279)	(52,603)
Net cash used in investing activities	(31,546)	(40,873)
Cash flows from financing activities:
Repayment of convertible notes	—	(145,704)
Payments of debt extinguishment costs	(14,709)	—
Proceeds from unwinding of convertible note hedges	39,880	—
Payments for unwinding of warrants	(18,390)	—
Proceeds from sales of shares through employee equity incentive plans	66,644	23,268
Taxes paid related to net share settlement of equity awards	—	(10,214)
Proceeds from the issuance of convertible notes, net of issuance costs	88,687	—
Repurchases of common stock	(58,570)	—
Payment of finance lease obligations	(626)	(3,711)
Net cash provided by (used in) financing activities	102,916	(136,361)
Net increase in cash, cash equivalents and restricted cash	$100,909	$36,860
Cash, cash equivalents and restricted cash—beginning of period	288,873	405,862
Cash, cash equivalents and restricted cash—end of period	$389,782	$442,722
Restricted cash (1)	3,061	2,804
Cash and cash equivalents—end of period	$386,721	$439,918
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,101	$21,578
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$20,026	$16,214
Finance lease liabilities arising from obtaining right-of-use assets	$11,159	$13,408

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2022 and 2023, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,		July 31, 2022	April 30, 2023
Partners	2022	2023	2022	2023
Partner A	15%	18%	14%	16%	11%	20%
Partner B	34%	32%	33%	32%	26%	16%
Partner C	(1)	(1)	11%	10%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, filed with the SEC on September 21, 2022, that have had a material impact on our condensed consolidated financial statements.
NOTE 2. CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the Audit Committee investigation described below in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading "Completion of Audit Committee Investigation" and subsequent to the issuance of the condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, we discovered an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have corrected the accompanying condensed consolidated financial statements as of July 31, 2022 and for the three and nine months ended April 30, 2022, from amounts previously reported to reflect the correction of this error. The correction reflects our estimates of future payments for past non-compliant use of third-party software. Actual amounts may vary materially from these estimates.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	Three Months Ended April 30, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Operations:
Sales and marketing	$234,530	$93	$234,623
Research and development	$142,075	$259	$142,334
Total operating expenses	$416,157	$352	$416,509
Loss from operations	$(92,348)	$(352)	$(92,700)
Loss before provision for income taxes	$(108,024)	$(352)	$(108,376)
Net loss	$(111,635)	$(352)	$(111,987)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(0.50)	$(0.00)	$(0.50)

	Nine Months Ended April 30, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Operations:
Sales and marketing	$726,196	$279	$726,475
Research and development	$427,949	$782	$428,731
Total operating expenses	$1,278,016	$1,061	$1,279,077
Loss from operations	$(324,024)	$(1,061)	$(325,085)
Loss before provision for income taxes	$(633,581)	$(1,061)	$(634,642)
Net loss	$(646,548)	$(1,061)	$(647,609)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(2.95)	$(0.01)	$(2.96)

	Three Months Ended April 30, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Comprehensive Loss:
Net loss	$(111,635)	$(352)	$(111,987)
Comprehensive loss	$(115,346)	$(352)	$(115,698)

	Nine Months Ended April 30, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Comprehensive Loss:
Net loss	$(646,548)	$(1,061)	$(647,609)
Comprehensive loss	$(652,686)	$(1,061)	$(653,747)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Stockholders' Deficit:
Accumulated Deficit as of:
July 31, 2021	$(3,627,355)	$(8,928)	$(3,636,283)
October 31, 2021	$(3,990,340)	$(9,282)	$(3,999,622)
January 31, 2022	$(4,105,401)	$(9,637)	$(4,115,038)
April 30, 2022	$(4,217,036)	$(9,989)	$(4,227,025)
July 31, 2022	$(4,368,026)	$(10,336)	$(4,378,362)
October 31, 2022	$(4,467,142)	$(10,734)	$(4,477,876)

Total Stockholders' Deficit as of:
July 31, 2021	$(1,012,041)	$(8,928)	$(1,020,969)
October 31, 2021	$(698,739)	$(9,282)	$(708,021)
January 31, 2022	$(725,617)	$(9,637)	$(735,254)
April 30, 2022	$(721,866)	$(9,989)	$(731,855)
July 31, 2022	$(790,168)	$(10,336)	$(800,504)
October 31, 2022	$(791,049)	$(10,734)	$(801,783)

Net Loss for the Three Months Ended:
October 31, 2021	$(419,852)	$(354)	$(420,206)
January 31, 2022	$(115,061)	$(355)	$(115,416)
April 30, 2022	$(111,635)	$(352)	$(111,987)
October 31, 2022	$(99,116)	$(398)	$(99,514)

	Nine Months Ended April 30, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Cash Flows:
Net loss	$(646,548)	$(1,061)	$(647,609)
Accrued expenses and other liabilities	$4,509	$1,061	$5,570

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Subscription	$370,496	$417,516	$1,083,141	$1,271,388
Non-portable software	9,368	8,345	38,247	27,003
Hardware	1,329	619	5,245	2,473
Professional services	22,465	22,101	68,623	67,821
Total revenue	$403,658	$448,581	$1,195,256	$1,368,685

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $191.1 million and $565.5 million of our subscription revenue for the three and nine months ended April 30, 2022, respectively, and $226.1 million and $663.8 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $179.4 million and $517.6 million of our subscription revenue for the three and nine months ended April 30, 2022, respectively, and $191.4 million and $607.6 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2022 and April 30, 2023 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2022	$1,445,538	$367,590
Additions (1)	469,647	33,112
Revenue/commissions recognized	(433,609)	(48,325)
Balance as of October 31, 2022	1,481,576	352,377
Additions (1)	531,230	46,439
Revenue/commissions recognized	(486,495)	(50,336)
Balance as of January 31, 2023	1,526,311	348,480
Additions	465,610	48,571
Revenue/commissions recognized	(448,581)	(46,380)
Balance as of April 30, 2023	$1,543,340	$350,671

(1)
Includes both billed and unbilled amounts.

During the three and nine months ended April 30, 2022, we recognized revenue of approximately $189.5 million and $475.8 million pertaining to amounts deferred as of January 31, 2022 and July 31, 2021, respectively. During the three and nine months ended April 30, 2023, we recognized revenue of approximately $218.7 million and $556.9 million pertaining to amounts deferred as of January 31, 2023 and July 31, 2022, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.7 billion as of April 30, 2023, of which we expect to recognize approximately 53% over the next 12 months, and the remainder thereafter.

NOTE 4. FAIR VALUE MEASUREMENTS

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$227,796	$—	$—	$227,796
Commercial paper	—	27,927	—	27,927
Short-term investments:
Corporate bonds	—	409,024	—	409,024
Commercial paper	—	317,738	—	317,738
U.S. Government securities	—	194,667	—	194,667
Total measured at fair value	$227,796	$949,356	$—	$1,177,152
Cash				147,127
Total cash, cash equivalents and short-term investments				$1,324,279

	As of April 30, 2023
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$231,380	$—	$—	$231,380
Commercial paper	—	57,823	—	57,823
Short-term investments:
Corporate bonds	—	462,506	—	462,506
Commercial paper	—	246,700	—	246,700
U.S. Government securities	—	209,364	—	209,364
Total measured at fair value	$231,380	$976,393	$—	$1,207,773
Cash				150,715
Total cash, cash equivalents and short-term investments				$1,358,488

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

	As of July 31, 2022		As of April 30, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$145,456	$143,154	$—	$—
2026 Notes	589,200	759,086	639,144	899,655
2027 Notes	567,005	400,252	568,152	475,094
Total	$1,301,661	$1,302,492	$1,207,296	$1,374,749

The carrying value of the 2023 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $0.2 million. In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The carrying value of the 2026 Notes as of July 31, 2022 and April 30, 2023 included $28.0 million and $47.6 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $169.4 million and $142.2 million, respectively, and unamortized debt issuance costs of $19.4 million and $16.2 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2022 and April 30, 2023 was net of unamortized debt issuance costs of $8.0 million and $6.8 million, respectively.

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

NOTE 5. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2022 and April 30, 2023, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2022 and April 30, 2023, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2023
(in thousands)
Due within one year	$724,789
Due in one to two years	193,781
Total	$918,570

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Prepaid operating expenses	$48,842	$59,920
VAT receivables	7,514	6,325
Other current assets	37,431	55,366
Total prepaid expenses and other current assets	$93,787	$121,611

The increase in prepaid expenses and other current assets from July 31, 2022 to April 30, 2023 was due primarily to the insurance receivable related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2022	April 30, 2023
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$341,536	$381,321
Demonstration units	12	61,914	61,418
Leasehold improvements	(1)	61,443	65,960
Furniture and fixtures	60	16,508	16,254
Total property and equipment, gross		481,401	524,953
Less: accumulated depreciation		(367,961)	(409,488)
Total property and equipment, net		$113,440	$115,465

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $16.8 million and $53.2 million for the three and nine months ended April 30, 2022, respectively, and $16.0 million and $47.8 million for the three and nine months ended April 30, 2023, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the nine months ended April 30, 2023.

Intangible assets, net consists of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Developed technology	$79,300	$79,300
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	92,330
Less:
Accumulated amortization of developed technology	(64,344)	(72,122)
Accumulated amortization of customer relationships	(8,074)	(8,704)
Accumulated amortization of trade name	(4,083)	(4,170)
Total accumulated amortization	(76,501)	(84,996)
Total intangible assets, net	$15,829	$7,334

Amortization expense related to our intangible assets is being recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2023 (remaining three months)	$2,361
2024	3,210
2025	1,763
Total	$7,334

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Accrued commissions	$32,886	$30,820
Contributions to ESPP withheld	19,174	26,924
Accrued vacation	23,140	25,372
Accrued wages and taxes	20,807	18,702
Accrued benefits	11,774	13,573
Payroll taxes payable	21,060	13,070
Accrued bonus	9,782	11,729
Other	11,188	11,977
Total accrued compensation and benefits	$149,811	$152,167

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Litigation settlement reserves	$9,750	$71,000
Software usage liability	10,336	11,248
Income taxes payable	13,206	5,369
Accrued professional services	5,499	1,349
Other	20,777	19,999
Total accrued expenses and other current liabilities	$59,568	$108,965

The increase in accrued expenses and other current liabilities from July 31, 2022 to April 30, 2023 was due primarily to an increase in the litigation settlement reserve related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2023 Notes consisted of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Principal amounts:
Principal	$145,704	$145,704
Unamortized debt issuance costs (1)	(248)	—
Repayment of convertible senior notes	—	(145,704)
Net carrying amount	$145,456	$—

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate was 0.41%.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Interest expense related to amortization of debt issuance costs	$148	$—	$696	$248

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	27,997	47,569
Unamortized debt discount (conversion feature) (1)	(169,438)	(142,180)
Unamortized debt issuance costs (1)	(19,359)	(16,245)
Net carrying amount	$589,200	$639,144

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of April 30, 2023, the remaining life of the 2026 Notes was approximately 3.4 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Interest expense related to amortization of debt discount	$8,619	$9,246	$25,408	$27,258
Interest expense related to amortization of debt issuance costs	985	1,056	2,904	3,114
Non-cash interest expense	4,833	4,955	14,408	14,772
Total interest expense	$14,437	$15,257	$42,720	$45,144

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through April 30, 2023 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(7,995)	(6,848)
Net carrying amount	$567,005	$568,152

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2023, the remaining life of the 2027 Notes was approximately 4.4 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Contractual interest expense	$359	$548	$870	$1,266
Interest expense related to amortization of debt issuance costs	381	383	921	1,147
Total interest expense	$740	$931	$1,791	$2,413

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

Total operating lease cost was $10.7 million and $32.4 million for the three and nine months ended April 30, 2022, respectively, and $10.6 million and $32.6 million for the three and nine months ended April 30, 2023, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.7 million and $1.7 million for the three and nine months ended April 30, 2022, respectively, and $1.0 million and $2.8 million for the three and nine months ended April 30, 2023, respectively.

During the nine months ended April 30, 2023, we signed agreements to early exit certain office spaces in the United States and the Netherlands. The reductions in the lease terms resulted in decreases to the carrying amounts of the operating lease liabilities and the operating lease right-of-use assets on our condensed consolidated balance sheet as of April 30, 2023. In addition, we recorded $1.7 million of expense in our condensed consolidated statement of operations for the nine months ended April 30, 2023.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$188,060	$187,835
Accumulated amortization	(69,320)	(90,031)
Operating lease right-of-use assets, net	$118,740	$97,804
Operating lease liabilities—current	$39,801	$31,481
Operating lease liabilities—non-current	89,782	73,036
Total operating lease liabilities	$129,583	$104,517
Weighted average remaining lease term (in years):	5.1	5.1
Weighted average discount rate:	5.7%	5.8%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$13,501	$17,603
Accumulated amortization (1)	(3,053)	(4,644)
Finance lease right-of-use assets, net (1)	$10,448	$12,959
Finance lease liabilities—current (2)	$2,685	$3,345
Finance lease liabilities—non-current (3)	7,806	10,063
Total finance lease liabilities	$10,491	$13,408
Weighted average remaining lease term (in years):	3.9	3.9
Weighted average discount rate:	5.9%	6.8%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,353	$11,798	$36,910	$35,561
Financing cash flows from finance leases	$303	$1,367	$626	$3,711
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,067	$—	$5,017	$5,971
Finance leases	$656	$5,468	$4,529	$7,011

The undiscounted cash flows for our operating lease liabilities as of April 30, 2023 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2023	$8,453	$1,038	$9,491
2024	30,785	4,152	34,937
2025	18,152	4,152	22,304
2026	14,687	3,450	18,137
2027	13,461	1,740	15,201
Thereafter	38,715	795	39,510
Total lease payments	124,253	15,327	139,580
Less: imputed interest	(19,736)	(1,919)	(21,655)
Total lease obligation	104,517	13,408	117,925
Less: current lease obligations	(31,481)	(3,345)	(34,826)
Long-term lease obligations	$73,036	$10,063	$83,099

As of April 30, 2023, we did not have any additional operating lease commitments for office leases that have not yet commenced.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2023, we had up to approximately $97.4 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $57.1 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint, the "Third Amended Complaint") and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint, the "First Amended Complaint"). On November 14, 2022, the defendants filed a motion to dismiss the Third Amended Complaint and the First Amended Complaint. On February 9, 2023, the plaintiffs and the defendants agreed to a mediator’s recommendation to settle these actions for a total of $71.0 million, which is accrued as of April 30, 2023 and included within accrued expenses and other current liabilities on our condensed consolidated balance sheet. On May 19, 2023, the court granted its preliminary approval of the settlement and the notice to class members, and a final settlement hearing is scheduled for October 4, 2023. The settlement accrual is partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which is included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of April 30, 2023. During the nine months ended April 30, 2023, we recorded charges of $38.5 million for the settlement and applicable legal fees, net of our insurance receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On April 14, 2023, a purported federal securities class action complaint was filed in the United States District Court for the Northern District of California against us, two of our current officers, and a former officer. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. This action is brought on behalf of those who purchased or otherwise acquired our securities between September 21, 2021 and March 6, 2023, inclusive. In addition, on May 5, 2023, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, and aiding and abetting breach of fiduciary duties, based on similar underlying allegations contained in the purported federal securities class action complaint described above. These cases are in their very early stages, and we are not able to determine what, if any, liabilities will attach to these complaints.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 9. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of April 30, 2023, we had one class of outstanding common stock consisting of Class A common stock. In December 2022, our stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation, which includes the removal of all provisions related to Class B common stock.

As of April 30, 2023, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of April 30, 2023, we had 235.7 million shares of Class A common stock issued and outstanding.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2021 and 2022, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.7 million and 11.3 million shares, respectively, pursuant to these provisions. As of April 30, 2023, we had reserved a total of 42.5 million shares for the issuance of equity awards under the Stock Plans, of which 14.4 million shares were still available for grant.

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of April 30, 2023, approximately 2.0 million MSUs remained outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2022	22,136	$29.81
Granted	16,295	$18.66
Released	(7,720)	$28.59
Forfeited	(3,783)	$27.00
Outstanding at April 30, 2023	26,928	$23.82

Stock Options

We did not grant any stock options during the nine months ended April 30, 2023. A total of 0.5 million stock options were exercised during the nine months ended April 30, 2023, with a weighted average exercise price per share of $6.05. As of April 30, 2023, 1.2 million stock options, with a weighted average exercise price of $6.58 per share, a weighted average remaining contractual life of 1.3 years and an aggregate intrinsic value of $20.7 million, remained outstanding.

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

During the nine months ended April 30, 2023, 1.0 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $18.9 million. As of April 30, 2023, 13.8 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2022	2023
Expected term (in years)	0.81	0.74
Risk-free interest rate	1.0%	4.2%
Volatility	43.4%	60.5%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Cost of revenue:
Product	$1,830	$1,831	$5,529	$6,103
Support, entitlements and other services	7,307	6,565	23,564	20,083
Sales and marketing	25,463	19,383	80,975	63,425
Research and development	35,467	32,003	109,709	107,116
General and administrative	14,439	13,126	43,321	42,426
Total stock-based compensation expense	$84,506	$72,908	$263,098	$239,153

As of April 30, 2023, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $573.0 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 11. INCOME TAXES

The income tax provisions of $3.6 million and $13.0 million for the three and nine months ended April 30, 2022, respectively, and $5.2 million and $14.8 million for the three and nine months ended April 30, 2023, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

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

As of April 30, 2023, we recognized total restructuring charges of approximately $16.5 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the $16.5 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.6 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our condensed consolidated statements of operations.

During the fiscal quarter ended April 30, 2023, we did not make any cash payments. As of April 30, 2023, we had a remaining restructuring liability of $0.6 million, included within accrued compensation and benefits in our condensed consolidated balance sheet. We do not expect to record any material future charges related to this reduction in force.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands, except per share data)
Numerator:
Net loss	$(111,987)	$(70,969)	$(647,609)	$(241,273)
Denominator:
Weighted average shares—basic and diluted	222,473	234,735	218,888	231,702
Net loss per share attributable to common stockholders— basic and diluted	$(0.50)	$(0.30)	$(2.96)	$(1.04)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Nine Months Ended April 30,
	2022	2023
	(in thousands)
Outstanding stock options and RSUs	25,204	28,116
Employee stock purchase plan	2,654	2,032
Common stock issuable upon the conversion of the Notes	39,968	36,986
Total	67,826	67,134

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
U.S.	$227,195	$233,835	$670,782	$764,972
Europe, the Middle East and Africa	96,551	124,248	278,129	346,065
Asia Pacific	67,991	77,742	208,518	226,047
Other Americas	11,921	12,756	37,827	31,601
Total revenue	$403,658	$448,581	$1,195,256	$1,368,685

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2022	April 30, 2023
	(in thousands)
United States	$74,472	$79,077
International	38,968	36,388
Total long-lived assets	$113,440	$115,465

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

We had a broad and diverse base of over 24,000 end customers as of April 30, 2023, including approximately 1,000 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

Completion of Audit Committee Investigation

As previously reported, management discovered that certain evaluation software from one of our third-party providers was instead used for interoperability testing, validation and customer proofs of concept over a multi-year period. The Audit Committee of our Board of Directors, with the assistance of outside counsel and other advisors, conducted an investigation into this matter.

On May 24, 2023, we announced that the Audit Committee completed its investigation, which found no evidence of wrongdoing by current senior management or by any members of the finance, legal, or accounting departments. In conducting its investigation, the Audit Committee reviewed our usage of certain software from third-party providers. The Audit Committee found that individual departments within our company procured software licenses without appropriate coordination with other departments and without ensuring that such licenses were sufficient for or consistent with the intended uses of the software, and as a result, evaluation software from two of our third-party providers was used in a non-compliant manner for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. In addition, the Audit Committee concluded that certain employees engaged in intentional misconduct to conceal use of evaluation software with respect to one of our third-party providers in violation of our code of business conduct and ethics and other policies. The Audit Committee proposed certain recommendations that our Board of Directors has directed management to implement, including to (1) enhance policies and procedures to reinforce ethical conduct across our company, (2) improve training regarding appropriate third-party software procurement and usage practices, (3) enhance processes to identify, document and track third-party software license procurement, usage, and compliance, and (4) enhance risk assessment processes with respect to financial reporting related to software licensing acquisition and usage. Following completion of the Audit Committee’s investigation, we also terminated certain employees who were found to be primarily responsible for the intentional misconduct, and the Audit Committee identified actions of certain other employees that were inconsistent with our code of business conduct and ethics and other policies and referred these matters to management for appropriate action.

In connection with the investigation, we identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. Management has implemented or plans to implement remedial measures to address the identified material weakness. This material weakness resulted in an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have prospectively corrected our financial statements for the affected periods to reflect the correction of this error.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Total revenue	$403,658	$448,581	$1,195,256	$1,368,685
Year-over-year percentage increase	17.2%	11.1%	19.1%	14.5%
Subscription revenue	$370,496	$417,516	$1,083,141	$1,271,388
Total billings	$447,955	$461,914	$1,310,521	$1,460,741
Subscription billings	$412,720	$428,959	$1,199,447	$1,364,752
Annual contract value ("ACV") billings	$204,724	$239,810	$577,519	$698,378
Annual recurring revenue ("ARR")	$1,114,420	$1,467,178	$1,114,420	$1,467,178
Gross profit	$323,809	$366,152	$953,992	$1,116,956
Non-GAAP gross profit	$336,314	$376,986	$993,297	$1,151,151
Gross margin	80.2%	81.6%	79.8%	81.6%
Non-GAAP gross margin	83.3%	84.0%	83.1%	84.1%
Operating expenses	$416,509	$424,792	$1,279,077	$1,312,759
Non-GAAP operating expenses	$342,067	$359,797	$1,042,687	$1,053,778
Operating loss	$(92,700)	$(58,640)	$(325,085)	$(195,803)
Non-GAAP operating (loss) income	$(5,753)	$17,189	$(49,390)	$97,373
Operating margin	(23.0)%	(13.1)%	(27.2)%	(14.3)%
Non-GAAP operating margin	(1.4)%	3.8%	(4.1)%	7.1%
Total deferred revenue	$1,431,980	$1,543,340	$1,431,980	$1,543,340
Net cash (used in) provided by operating activities	$(3,167)	$74,497	$29,539	$214,094
Free cash flow	$(20,056)	$52,666	$(4,740)	$161,491
Total end customers (1)	21,980	24,050	21,980	24,050

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$370,496	$417,516	$1,083,141	$1,271,388
Non-portable software revenue	9,368	8,345	38,247	27,003
Hardware revenue	1,329	619	5,245	2,473
Professional services revenue	22,465	22,101	68,623	67,821
Total revenue	$403,658	$448,581	$1,195,256	$1,368,685
Disaggregation of billings:
Subscription billings	$412,720	$428,959	$1,199,447	$1,364,752
Non-portable software billings	9,368	8,345	38,247	27,003
Hardware billings	1,329	619	5,245	2,473
Professional services billings	24,538	23,991	67,582	66,513
Total billings	$447,955	$461,914	$1,310,521	$1,460,741

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $191.1 million and $565.5 million of our subscription revenue for the three and nine months ended April 30, 2022, respectively, and $226.1 million and $663.8 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $179.4 million and $517.6 of our subscription revenue for the three and nine months ended April 30, 2022, respectively, and $191.4 million and $607.6 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Total revenue	$403,658	$448,581	$1,195,256	$1,368,685
Change in deferred revenue	44,297	13,333	115,265	92,056
Total billings (non-GAAP)	$447,955	$461,914	$1,310,521	$1,460,741

Gross profit	$323,809	$366,152	$953,992	$1,116,956
Stock-based compensation	9,137	8,396	29,093	26,186
Amortization of intangible assets	3,368	2,438	10,212	7,779
Restructuring charges	—	—	—	230
Non-GAAP gross profit	$336,314	$376,986	$993,297	$1,151,151

Gross margin	80.2%	81.6%	79.8%	81.6%
Stock-based compensation	2.3%	1.9%	2.4%	1.9%
Amortization of intangible assets	0.8%	0.5%	0.9%	0.6%
Restructuring charges	—	—	—	—
Non-GAAP gross margin	83.3%	84.0%	83.1%	84.1%

Operating expenses	$416,509	$424,792	$1,279,077	$1,312,759
Stock-based compensation	(75,369)	(64,512)	(234,005)	(212,967)
Amortization of intangible assets	(651)	(169)	(1,953)	(716)
Restructuring charges	—	—	—	(5,073)
Early exit of lease-related assets	—	—	—	(1,726)
Litigation settlement accrual and legal fees	1,578	(314)	(432)	(38,499)
Non-GAAP operating expenses	$342,067	$359,797	$1,042,687	$1,053,778

Loss from operations	$(92,700)	$(58,640)	$(325,085)	$(195,803)
Stock-based compensation	84,506	72,908	263,098	239,153
Amortization of intangible assets	4,019	2,607	12,165	8,495
Restructuring charges	—	—	—	5,303
Early exit of lease-related assets	—	—	—	1,726
Litigation settlement accrual and legal fees	(1,578)	314	432	38,499
Non-GAAP (loss) income from operations	$(5,753)	$17,189	$(49,390)	$97,373

Operating margin	(23.0)%	(13.1)%	(27.2)%	(14.3)%
Stock-based compensation	21.0%	16.2%	22.1%	17.5%
Amortization of intangible assets	1.0%	0.6%	1.0%	0.6%
Restructuring charges	—	—	—	0.4%
Early exit of lease-related assets	—	—	—	0.1%
Litigation settlement accrual and legal fees	(0.4)%	0.1%	—	2.8%
Non-GAAP operating margin	(1.4)%	3.8%	(4.1)%	7.1%

Net cash (used in) provided by operating activities	$(3,167)	$74,497	$29,539	$214,094
Purchases of property and equipment	(16,889)	(21,831)	(34,279)	(52,603)
Free cash flow (non-GAAP)	$(20,056)	$52,666	$(4,740)	$161,491

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Subscription revenue	$370,496	$417,516	$1,083,141	$1,271,388
Change in subscription deferred revenue	42,224	11,443	116,306	93,364
Subscription billings	$412,720	$428,959	$1,199,447	$1,364,752

Professional services revenue	$22,465	$22,101	$68,623	$67,821
Change in professional services deferred revenue	2,073	1,890	(1,041)	(1,308)
Professional services billings	$24,538	$23,991	$67,582	$66,513

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

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. We have also recently seen higher than normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2023, we considered approximately 75% of our global sales team members to be fully ramped, while the remaining approximately 25% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2023, approximately 74% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 7.5x greater, on average, than their initial order. This number increases to approximately 24.0x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2023. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(in thousands)
Revenue:
Product	$199,616	$212,507	$588,872	$671,619
Support, entitlements and other services	204,042	236,074	606,384	697,066
Total revenue	403,658	448,581	1,195,256	1,368,685
Cost of revenue:
Product (1)(2)	13,739	12,430	43,056	40,452
Support, entitlements and other services (1)	66,110	69,999	198,208	211,277
Total cost of revenue	79,849	82,429	241,264	251,729
Gross profit	323,809	366,152	953,992	1,116,956
Operating expenses:
Sales and marketing (1)(2)	234,623	229,261	726,475	695,271
Research and development (1)	142,334	143,016	428,731	434,760
General and administrative (1)	39,552	52,515	123,871	182,728
Total operating expenses	416,509	424,792	1,279,077	1,312,759
Loss from operations	(92,700)	(58,640)	(325,085)	(195,803)
Other expense, net	(15,676)	(7,168)	(309,557)	(30,696)
Loss before provision for income taxes	(108,376)	(65,808)	(634,642)	(226,499)
Provision for income taxes	3,611	5,161	12,967	14,774
Net loss	$(111,987)	$(70,969)	$(647,609)	$(241,273)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,830	$1,831	$5,529	$6,103
Support, entitlements and other services cost of revenue	7,307	6,565	23,564	20,083
Sales and marketing	25,463	19,383	80,975	63,425
Research and development	35,467	32,003	109,709	107,116
General and administrative	14,439	13,126	43,321	42,426
Total stock-based compensation expense	$84,506	$72,908	$263,098	$239,153

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,368	$2,438	$10,212	$7,779
Sales and marketing	651	169	1,953	716
Total amortization of intangible assets	$4,019	$2,607	$12,165	$8,495

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2023	2022	2023
	(as a percentage of total revenue)
Revenue:
Product	49.5%	47.4%	49.3%	49.1%
Support, entitlements and other services	50.5%	52.6%	50.7%	50.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.4%	2.8%	3.6%	3.0%
Support, entitlements and other services	16.4%	15.6%	16.6%	15.4%
Total cost of revenue	19.8%	18.4%	20.2%	18.4%
Gross profit	80.2%	81.6%	79.8%	81.6%
Operating expenses:
Sales and marketing	58.1%	51.1%	60.8%	50.8%
Research and development	35.3%	31.9%	35.9%	31.8%
General and administrative	9.8%	11.7%	10.4%	13.4%
Total operating expenses	103.2%	94.7%	107.1%	96.0%
Loss from operations	(23.0)%	(13.1)%	(27.3)%	(14.4)%
Other expense, net	(3.9)%	(1.6)%	(25.9)%	(2.2)%
Loss before provision for income taxes	(26.9)%	(14.7)%	(53.2)%	(16.6)%
Provision for income taxes	0.9%	1.2%	1.1%	1.1%
Net loss	(27.8)%	(15.9)%	(54.3)%	(17.7)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Nine Months Ended April 30, 2022 and 2023

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Product	$199,616	$212,507	$12,891	6%	$588,872	$671,619	$82,747	14%
Support, entitlements and other services	204,042	236,074	32,032	16%	606,384	697,066	90,682	15%
Total revenue	$403,658	$448,581	$44,923	11%	$1,195,256	$1,368,685	$173,429	15%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
U.S.	$227,195	$233,835	$6,640	3%	$670,782	$764,972	$94,190	14%
Europe, the Middle East and Africa	96,551	124,248	27,697	29%	278,129	346,065	67,936	24%
Asia Pacific	67,991	77,742	9,751	14%	208,518	226,047	17,529	8%
Other Americas	11,921	12,756	835	7%	37,827	31,601	(6,226)	(16)%
Total revenue	$403,658	$448,581	$44,923	11%	$1,195,256	$1,368,685	$173,429	15%

The increases in product revenue for the three and nine months ended April 30, 2023, as compared to the prior year periods, were due primarily to increases in software revenue resulting from growth in software renewals due to our transition to selling subscription term-based licenses and an increased adoption of our products, partially offset by the impact of the shorter average contract terms resulting from this transition. For the three and nine months ended April 30, 2022, the total average contract term was approximately 3.2 years and 3.1 years, respectively. For both the three and nine months ended April 30, 2023, the total average contract term was approximately 3.0 years. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and nine months ended April 30, 2023, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Cost of product revenue	$13,739	$12,430	$(1,309)	(10)%	$43,056	$40,452	$(2,604)	(6)%
Product gross margin	93.1%	94.2%			92.7%	94.0%
Cost of support, entitlements and other services revenue	$66,110	$69,999	$3,889	6%	$198,208	$211,277	$13,069	7%
Support, entitlements and other services gross margin	67.6%	70.3%			67.3%	69.7%
Total gross margin	80.2%	81.6%			79.8%	81.6%

Cost of product revenue

Cost of product revenue decreased for the three and nine months ended April 30, 2023, as compared to the prior year periods, due primarily to corresponding decreases in hardware revenue. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by 1.1 percentage points and 1.3 percentage points for the three and nine months ended April 30, 2023, respectively, as compared to the prior year periods, due primarily to increasing software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2023, as compared to the prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 2.7 percentage points and 2.4 percentage points for the three and nine months ended April 30, 2023, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$234,623	$229,261	$(5,362)	(2)%	$726,475	$695,271	$(31,204)	(4)%
Percent of total revenue	58.1%	51.1%			60.8%	50.8%

Sales and marketing expense decreased for the three and nine months ended April 30, 2023, as compared to the prior year periods, due primarily to lower stock-based compensation expense and commissions expense, driven in part by the 7% decrease in sales and marketing headcount from April 30, 2022 to April 30, 2023. The decrease was partially offset by an increase in costs related to certain sales events that moved from virtual to in-person.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Research and development	$142,334	$143,016	$682	0%	$428,731	$434,760	$6,029	1%
Percent of total revenue	35.3%	31.9%			35.9%	31.8%

Research and development expense increased for the three and nine months ended April 30, 2023, as compared to the prior year periods, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 6% from April 30, 2022 to April 30, 2023.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
General and administrative	$39,552	$52,515	$12,963	33%	$123,871	$182,728	$58,857	48%
Percent of total revenue	9.8%	11.7%			10.4%	13.4%

General and administrative expense increased for the three and nine months ended April 30, 2023, as compared to the prior year periods, due primarily to charges of $71.0 million for the proposed settlement of the securities class actions, partially offset by $39.9 million for amounts recoverable under our applicable insurance policies, as well as costs incurred related to the recently completed Audit Committee investigation. The increase in G&A expense was also due to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 15% from April 30, 2022 to April 30, 2023. For additional information regarding the securities class actions, refer to Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Expense, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Interest income, net	$1,123	$11,179	$(10,056)	(895)%	$2,199	$25,637	$(23,438)	(1066)%
Change in fair value of derivative liability	—	—	—	0%	(198,038)	—	(198,038)	(100)%
Amortization of debt discount and issuance costs and interest expense	(15,325)	(16,189)	864	6%	(45,209)	(47,806)	2,597	6%
Debt extinguishment costs	—	—	—	0%	(64,911)	—	(64,911)	(100)%
Other	(1,474)	(2,158)	684	46%	(3,598)	(8,527)	4,929	137%
Other expense, net	$(15,676)	$(7,168)	$(8,508)	(54)%	$(309,557)	$(30,696)	$(278,861)	(90)%

Other expense, net decreased for the three months ended April 30, 2023, as compared to the prior year period, due primarily to increases in interest income on our investments.

Other expense, net decreased for the nine months ended April 30, 2023, as compared to the prior year period, due primarily to the change in the fair value of the derivative liability related to the 2026 Notes and the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2023	$	%	2022	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$3,611	$5,161	$1,550	43%	$12,967	$14,774	$1,807	14%

The increases in the income tax provision for the three and nine months ended April 30, 2023, as compared to the prior year periods, were due primarily to the lower income tax benefit from the reversal of uncertain tax positions associated with previous acquisitions, as well as higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

As of April 30, 2023, we had $439.9 million of cash and cash equivalents, $2.8 million of restricted cash and $918.6 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2022	2023
	(in thousands)
Net cash provided by operating activities	$29,539	$214,094
Net cash used in investing activities	(31,546)	(40,873)
Net cash provided by (used in) financing activities	102,916	(136,361)
Net increase in cash, cash equivalents and restricted cash	$100,909	$36,860

Cash Flows from Operating Activities

Net cash provided by operating activities was $214.1 million for the nine months ended April 30, 2023, compared to $29.5 million for the nine months ended April 30, 2022. Better cash collections performance helped drive the increase in cash provided by operating activities for the nine months ended April 30, 2023.

Cash Flows from Investing Activities

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in investing activities of $40.9 million for the nine months ended April 30, 2023 included $711.3 million of short-term investment purchases and $52.6 million of purchases of property and equipment, partially offset by $723.0 million of maturities of short-term investments.

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

Net cash used in financing activities of $136.4 million for the nine months ended April 30, 2023 included $145.7 million used to repay the 2023 Notes at maturity, $10.2 million of taxes paid related to the net share settlement of equity awards, and $3.7 million of payments for finance lease obligations, partially offset by $23.3 million of proceeds from the sale of shares through employee equity incentive plans.

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of April 30, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,372,569	$—	$—	$1,372,569	$—
Interest on convertible senior notes (1)	2,853	305	—	2,548	—
Operating leases (undiscounted basis) (2)	124,253	33,853	34,565	27,320	28,515
Other commitments (3)	97,357	84,150	9,995	3,184	28
Guarantees with contract manufacturers	57,104	57,104	—	—	—
Total	$1,654,136	$175,412	$44,560	$1,405,621	$28,543

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

As of April 30, 2023, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $43.8 million and $18.2 million for the nine months ended April 30, 2022 and 2023, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies due to the continued growth of our business internationally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2023 due to the existence of the identified material weakness described below. Notwithstanding the identified material weakness, management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

Based on criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"), management identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management primarily relates to design deficiencies in the information and communication component of the COSO Framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components.. In particular, we determined that our controls were not designed and operating effectively to provide the information necessary for our risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in our financial reporting and we did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner.

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

Plan for Remediation of Material Weakness

Management has discussed the identified material weakness with the Audit Committee of our Board of Directors. To address the identified material weakness, management has implemented or plans to implement the following remedial measures:

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
•
Designing and implementing additional systems, processes and controls over third-party software license procurement, usage, and compliance.
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

Changes in Internal Control over Financial Reporting

Except for the identified material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the identified material weakness, management has implemented or plans to implement the remedial measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q. While management believes these remediation measures will remediate the identified material weakness and strengthen our overall internal control over financial reporting, the identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating the identified material weakness. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities.

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

As previously disclosed, the Audit Committee of our Board of Directors, with the assistance of outside counsel, undertook an investigation relating to certain evaluation software that was used for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. The matters which led to our Audit Committee’s review and our internal accounting review have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. To date, we have incurred significant expenses related to legal, accounting, and other professional services associated with the Audit Committee’s investigation and related matters and may continue to incur significant additional expenses with regard to these matters and related remediation efforts. Management has implemented or plans to implement the remedial measures described under the heading "Controls and Procedures" in Part I, Item 4 of this Quarterly Report on Form 10-Q in response to the identified material weakness. To the extent that these remedial efforts are not successful, we could be forced to incur additional time and expense. Furthermore, if the SEC were to commence an investigation, we could incur significant additional time and expense, including expenses related to accounting, legal and other professional services, in connection with the investigation, the outcome of which would be difficult to predict. If the SEC were to commence legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies.

Following our announcement of the investigation, a putative federal securities class action was filed in the Northern District of California against us and certain of our current and former executive officers alleging violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, alleging misstatements and/or omissions in certain of our financial statements, press releases, and SEC filings made during the putative class period of September 21, 2021 through March 6, 2023 and a putative stockholder derivative action was filed in the Northern District of California against us and our directors alleging violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, and aiding and abetting breach of fiduciary duties. We could also become subject to additional future lawsuits or future regulatory investigations or proceedings relating to the subject matter of the investigation. We intend to vigorously defend against these lawsuits, but there can be no assurance that we will be successful in any defense. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations. Any unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows.

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

NUTANIX, INC.

Date: June 2, 2023	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)