Form 10-K
period 2023-07-31
Nutanix, Inc.
filed 2023-09-21
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2023 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $6.5 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2023, the registrant had 239,613,959 shares of Class A common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2023 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2023.

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
•
our plans for, and the timing of, any current and future business model transitions, including our transition to a subscription-based business model, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;
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
•
our go-to-market strategy and the impact of any adjustments thereto, including any adjustments to our go-to-market cost structure, in particular, our sales compensation structure, and the pricing and packaging of our product portfolio;
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
•
our plans to continue to implement recommendations arising out of or relating to our Audit Committee’s previously completed investigation (including remedial measures in response to the material weakness previously identified by management);
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
•
our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally, including recent changes in global tax laws;
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

PART I

ITEM 1. Business

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure ("VDI") services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and their data.

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

We operate a subscription-based business model to provide our customers with the flexibility to choose the licensing that works best for them based on their specific business needs. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In fiscal 2023, our subscription billings increased to 93% of total billings, up one percentage point from fiscal 2022, and our subscription revenue reached $1.7 billion, representing a year-over-year increase of 21%. In fiscal 2023, ACV billings was $956.8 million, representing a year-over-year increase of 27%.

The Nutanix Cloud Platform

Leveraging the foundation of our core HCI technology, the Nutanix Cloud Platform delivers a rich set of products, solutions and services to enable our customers to simply run and manage their private cloud and, increasingly, their public and hybrid multicloud environments. The Nutanix Cloud Platform’s scale-out architecture, enterprise-grade data services and freedom of infrastructure choice enable customers to standardize on the Nutanix Cloud Platform as a single cloud platform to run a wide variety of their workloads ranging from end-user computing, VDI, enterprise applications, high-performance databases, and analytics applications to container-based modern applications, artificial intelligence ("AI"), machine learning ("ML"), and generative AI workloads.

In fiscal 2022, we updated our pricing and packaging to simplify our product portfolio and streamline the products and offerings that we have developed over the years. The description of our products and offerings below are based on our new simplified product portfolio, but will also refer, where noted in parentheses, to the product names that we have used in the past.

Nutanix Cloud Infrastructure (NCI) – Our offerings in hybrid cloud infrastructure combine our core HCI software stack (AOS), native, enterprise-grade hypervisor (AHV), virtual networking, disaster recovery, network and data security and Kubernetes container runtime.

AOS. AOS converges virtualization, storage, and networking services into a turnkey solution. AOS supports major hypervisors, including AHV and VMware ESXi, and uses software running across a scale-out cluster of servers to deliver advanced storage capabilities to all workloads running on the cluster. Building on a distributed data fabric, AOS enables robust enterprise storage services across multiple storage protocols. Storage capabilities include snapshots and cloning, performance acceleration capabilities, such as data locality and all flash optimizations, storage optimization, such as deduplication, compression and erasure coding, data protection and disaster recovery features, and data security with software-based data encryption. Our disaster recovery solutions include long distance data replication between multiple sites, advanced failover orchestration capabilities and support for metro high availability configurations, zero data loss synchronous replication and snapshot-based disaster recovery over any distance.

AHV. AHV is a native, enterprise-grade virtualization solution that is included with our enterprise cloud platform with no additional software components to license, install or manage. AHV is built upon a widely-used open source hypervisor technology, known as KVM, and extends its base functionality to include additional features for storage performance and workload management, such as virtual machine high availability and live migration. AHV also includes features such as flexible migrations, automated workload placement, security hardening, network virtualization, data protection, disaster recovery and rich analytics.

Flow Virtual Networking and Flow Network Security. Flow provides services to visualize the network, automate common network operations, build virtual private networks, and integrate with various third-party networking and security products. Flow Virtual Networking simplifies creation, isolation, and management of software defined networks (SDN) that connect applications running in the hybrid multicloud environments without manual configurations of physical networks. We supplement these networking capabilities with application-centric, stateful, distributed firewall services based on advanced microsegmentation technology (Flow Network Security) that protect applications against internal and external threats.

Nutanix Kubernetes Engine (previously known as Karbon). Our cloud infrastructure stack also provides for automated deployment and management of Kubernetes clusters to simplify the provisioning, operations and lifecycle management of cloud-native environments, containerized applications and microservices.

Nutanix Cloud Clusters (NC2). We provide full automation to deploy our cloud infrastructure stack in public cloud environments like Amazon Web Services ("AWS") and Microsoft Azure as NC2. NC2 provides ultimate flexibility for customers as just another deployment model for their NCI licenses, allowing them to take advantage of the elasticity of public cloud resources while maintaining the same operating model they have been accustomed to on-premises. Elastic disaster recovery, cloud bursting, site consolidation and cloud migration are typical NC2 use cases.

Nutanix Cloud Management (NCM) – Our offerings in cloud management combine Intelligent Operations, Self-Service for infrastructure and applications, Cost Governance and Security Governance for the hybrid multicloud. Intelligent Operations provides critical capabilities such as integrated management, capacity planning, robust operational analytics, automated remediation, and one-click administration (previously known as Prism Pro/Ultimate). Self-Service (previously known as Nutanix Calm) provides automation services that streamline application lifecycle management, self-service provisioning for infrastructure and applications, and powerful hybrid multicloud orchestration. Cost Governance (previously known as Nutanix Beam) provides deep visibility, rich analytics and easy remediation across hybrid multicloud to optimize IT spend. Security Governance (also known as Security Central) enables monitoring, threat detection and remediation of real-time security vulnerabilities and compliance issues.

Nutanix Unified Storage (NUS) – Our Unified Storage product offering includes scale-out storage services that consolidate management of structured and unstructured data. Nutanix customers can simplify storage operations, while delivering enterprise-grade Network File System (NFS) and Server Message Block (SMB) files services (Nutanix Files), as well as S3-compatible object services (Nutanix Objects), at nearly any scale. NUS can be enabled on a Nutanix HCI cluster next to virtualized workloads or can be deployed as a dedicated cluster, as a full replacement for traditional network files and object storage appliances. In addition to the scale and performance of NUS, we further differentiate NUS with the same focus on simplicity and user experience that Nutanix is known for, as well as with complementary data security governance offerings such as Nutanix Data Lens.

Nutanix Database Service (NDB) – Previously known as Nutanix Era, NDB provides automated database management to simplify database administration and to efficiently manage database copies that proliferate in most IT environments. NDB supports a variety of databases, both proprietary and open source, and can run both in the private datacenter and in public clouds through Nutanix Cloud Clusters. NDB is a foundational offering in line with our longer-term vision to deliver a portfolio of data-centric platform services in the hybrid multicloud environment.

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

Our Partners

We have established relationships with our channel, OEM, ecosystem and cloud partners, all of which help to drive the sale and adoption of our solutions with our end customers. Our solutions can be purchased through one of our channel partners or OEMs.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos and global systems integrators. Arrow Electronics, Inc., a distributor to our end customers, represented 32%, 33% and 32% of our total revenue for fiscal 2021, 2022 and 2023, respectively. Tech Data Corporation, another distributor to our end customers, represented 15%, 15% and 16% of our total revenue for fiscal 2021, 2022 and 2023, respectively.

OEM Partners. Our OEM partners typically pre-install our software on hardware appliances and sell to end customers as an appliance. Our OEM partners can also sell our offerings as software-only to our end customers. Dell Technologies ("Dell"), Lenovo Group Ltd. ("Lenovo"), Fujitsu Technology Solutions GmbH ("Fujitsu"), and Hewlett Packard Enterprise ("HPE") pre-install our software on their hardware to create the Dell XC Series, Lenovo Converged HX Series, Fujitsu XF Series, and HPE DX Series appliances, respectively. HPE also delivers our software with HPE DX Series Servers as a service through the HPE GreenLake offering. Some of our OEM partners also sell associated support offerings. We recently announced a strategic partnership with Cisco Systems, Inc. ("Cisco") to offer a hyperconverged solution that integrates Cisco's Unified Computing and Cisco Intersight with the Nutanix Cloud Platform.

Ecosystem Partners. We have developed relationships with a broad range of leading technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner arm of our Elevate Partner Program, our developer, application, networking and security, data protection, hardware and infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. Such integrations enable a simpler deployment and consumption experience for our customers in their environments and increases adoption of our enterprise cloud platform. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers, including partnerships with Red Hat, Inc., Citrix Systems, Inc., and Intel Corporation. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach and help us win new customers while retaining existing ones.

Cloud Partners. Our partnerships with public cloud providers help us to realize our vision of a hybrid multicloud. The deployment of Nutanix Cloud Clusters on AWS extends the availability of our core HCI software, along with all of our solutions, to bare metal Amazon Elastic Compute Cloud ("EC2") instances on AWS. We also have a partnership with Microsoft Corporation ("Microsoft") to offer a hybrid cloud solution on Microsoft Azure by extending Nutanix Cloud Clusters to Azure environments.

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

Our End Customers

Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications, and big data analytics, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 24,000 end customers as of July 31, 2023, including approximately 1,020 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Growth Strategy

Key elements of our growth strategy include:

•
Continually innovate and maintain technology leadership. Since inception, we have rapidly innovated from supporting limited applications and a single hypervisor to a full enterprise cloud platform that is designed to support a wide variety of workloads across private, public and hybrid multicloud deployments. We intend to continue to invest in developing our enterprise cloud platform with new features, services and solutions to expand our market opportunity in both core and adjacent markets.
•
Invest to acquire new end customers. We intend to grow our base of end customers by continuing to invest in sales and marketing, leveraging our network of channel partners and OEMs, growing our business internationally, and extending our enterprise cloud platform to address new customer segments.
•
Continue to drive follow-on sales to existing end customers. Our end customers typically deploy our technology initially for a specific project or application deployment. Our sales teams and channel partners then seek to systematically target follow-on sales opportunities to drive additional purchases throughout our broader product portfolio, while also focusing on customer adoption and consumption of their original purchases. We believe this land and expand strategy enables us to quickly expand our footprint within our existing end customer base from follow-on orders that in the aggregate are often multiples of the initial order.
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

•
Invest in growth while balancing growth against operating expenses. We intend to continue investing in our growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can sustain profitable growth. Key drivers of profitability include growth in renewals (where the cost associated with renewals is generally lower than the cost associated with new subscriptions), driving revenue growth and continuing to leverage sales and marketing efficiencies.

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

Marketing. Our marketing team enables our global sales force and sales via our partner ecosystem. Our marketing focuses on educating our customers, prospects, partners, media and analysts, and influencers about the benefits and business outcomes our cloud software platform and solutions can deliver. The breadth of our product portfolio allows us to engage multiple buyer and user personas across the organization, including senior executives, IT professionals, and developers. We recently launched a modernized brand identity and new strategic narrative that highlights our evolution in corporate positioning from being the pioneer and a leader in HCI to now solving the market’s toughest challenges in operating hybrid multicloud environments. We engage buyers through a variety of outbound and inbound marketing programs that include email, digital marketing, corporate and third-party events that generate customer and prospect awareness - including our annual user event .NEXT, in-person and virtual demand generation activities, social media outreach, media and analyst relations activities, learning certifications, community programs, platform test drives, thought leadership, and our website. Our robust community empowers customers and partners to share and discuss best practices for leveraging our solutions as well as network with peers. We foster strategic marketing partnerships with our ecosystem of technology, channel, OEM, system integrator, and service provider partners to expand market reach, increase brand awareness, and drive business growth. Through our unified Elevate Partner Program, we offer qualified partners access to market development funds, co-branded marketing campaigns, joint demand programs, and comprehensive learning paths.

Research and Development

Our research and development efforts are focused primarily on improving current technology, developing new technologies in current and adjacent markets and supporting existing end customer deployments. Our research and development teams primarily consist of distributed systems software and user interface engineers. A large portion of our research and development team is based in San Jose, California. We also maintain research and development centers in India, North Carolina, Washington, Serbia, and Germany. We plan to dedicate significant resources to our continued research and development efforts and intend to continue to grow our global research and development and engineering teams to enhance our solutions, improve integration with new and existing ecosystem partners and broaden the range of IT infrastructure technologies that we converge into our enterprise cloud platform. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near-term.

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series appliances, including those that are delivered by us, are manufactured for us based on our specifications by Super Micro Computer, Inc. ("Supermicro"). Supermicro designs, assembles and tests the Nutanix-branded NX series appliances and it procures the components used in the NX series appliances directly from third-party suppliers. Our agreement with Supermicro automatically renews annually in May for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

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
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Microsoft Azure; and
•
traditional IT systems vendors, such as Dell, HPE, Hitachi Data Systems ("Hitachi"), International Business Machines ("IBM"), Lenovo, Pure Storage, Inc. ("Pure Storage"), NetApp, Inc. ("NetApp"), and Huawei Technologies Co., Ltd. ("Huawei"), that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products.

As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products and capabilities (including artificial intelligence, machine learning, and generative AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

We believe the principal competitive factors in our market include:

•
product features and capabilities;
•
system scalability, performance and resiliency;
•
management and operations, including provisioning, troubleshooting, analytics, automation, and upgrades;
•
total cost of ownership over the lifetime of the technology;
•
customer freedom of choice over, and product interoperability with, third-party applications, infrastructure software, infrastructure systems, and platforms and public clouds;
•
application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•
quality of customer experience, including usability, support and professional services.

We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion in hybrid multicloud environments as well as through our addition of new functionality in our cloud platform and through portfolio products. These adjacent markets include areas such as cloud disaster recovery, data services for Kubernetes, data governance and compliance, cloud management, files and object storage, and database automation and database-as-a-service. Competitors in these markets include large, sophisticated companies that may have more experience or longer operating histories in these markets as well as new entrants.

We believe that we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2023, we had 420 United States patents that have been issued and 205 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2031 and 2041. We also leverage some open source software in most of our products. See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 333,000 square feet of space. Following an evaluation of our longer-term facilities plans due to our transition to a hybrid work environment, we entered into amendments to these lease agreements to reduce our leased space to approximately 215,000 square feet beginning in June 2024. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

Employees and Human Capital

We had approximately 6,450 employees worldwide as of July 31, 2023. None of our employees in the United States are represented by a labor organization or are a party to any collective bargaining arrangement. In certain European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

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

Diversity, Equity, Inclusion and Belonging

At Nutanix, we value that our differences make us stronger: our diverse backgrounds, experiences and perspectives when shared, make us a more innovative and resilient team, and we can better delight and serve our customers when our teams reflect the diversity of the businesses and communities we serve. Attracting, fostering, developing and retaining a diverse, inclusive culture is essential to the continued success of our business.

Promoting diversity, equity, inclusion and belonging ("DEIB") in our workforce is among our key corporate objectives, and to further support this objective we have implemented a number of initiatives, including expanding our employee resource groups, continuing our company-wide diversity training and overall education efforts, as well as mentorship programs and forming global, cross-functional DEIB advisory groups. Our President and CEO, Rajiv Ramaswami, signed the CEO Action (an equity-focused organization) pledge and by so doing joined a global community of CEOs dedicated to driving measurable collective action and meaningful change.

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

Health, Wellness, and Safety

The health and safety of employees and others on our property are a top priority. We also focus on compliance with all health and safety laws applicable to our business. To that end, appropriate requirements are implemented, as needed, in order to comply with public health or safety obligations. In addition, we rely upon employees to ensure that work areas are kept safe and free of hazardous conditions. Employees are required to be conscientious about workplace safety. In compliance with applicable laws, and to promote the concept of a safe workplace, we maintain an Injury and Illness Prevention Program. We also continue to support the well-being and continued development of our employees by offering well-being days, during which all employees may enjoy private time away from work requirements.

Growth and Development

We challenge our employees to constantly learn, continuously improve, and eternally evolve -- and to that end we invest resources to foster a learning culture throughout our company and to empower our employees to drive their personal and professional growth by equipping them with onboarding and learning programs. Our learning programs include digital learning, speed coaching, customized learning workshops, management enablement and skills training for current, new and future managers, training on diversity, inclusion, and belonging, language learning programs, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

We recognize and value the continuous evolution and refinement of our company culture, while staying true to our Core Values – which ask each employee to operate with a mindset of remaining Hungry, Humble, Honest and always acting with Heart. For fiscal 2024, we are introducing a rebranding of our Culture Principles, developed with input from employees in every function, region, and level of Nutanix. These new Culture Principles are encapsulated as follows:

•
We Own It
•
We Work As One Team
•
We Obsess Over Our Customers’ Success
•
We Think Long-Term

Each of these Culture Principles aligns with our Core Values and represents the beliefs that inform all kinds of decisions at our company – from how we hire, to how we develop our products and services, to how we work with our customers.

Information about Segment and Geographic Areas

The segment and geographic information required herein is contained in Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face; additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results, cash flows and prospects could be materially harmed. In that event, the price of our securities could decline, and you could lose part or all of your investment. In addition, the global macroeconomic environment remains uncertain, which may adversely impact our business, operating results, cash flows, and prospects.

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
•
our ability to remediate the previously-identified material weakness in our internal controls and maintain an effective system of internal controls;
•
our ability to address customer needs and expand or maintain our customer base;
•
our platform, solutions, products, services and technology, including their interoperability and availability with and on third-party platforms and technologies, and current and future product roadmaps, including expanding our AI-related capabilities;
•
our reliance on key personnel and ability to attract, train, incentivize, retain, and/or ramp to full productivity, qualified employees and key personnel;
•
our ability to form new or maintain and strengthen existing, strategic alliances and partnerships, as well as our ability to manage any changes thereto;
•
our reliance on key manufacturers, suppliers or other vendors;
•
our ability to obtain, maintain, protect, and enforce our intellectual property rights;
•
any business model transitions (including our transition to a subscription-based business model);
•
the impact of a pandemic or major public health concern on our business, operations, financial performance, and stock price;
•
any changes to, or failure to comply with, laws and regulations, as well as the impact of and any regulatory investigations and enforcement actions and other legal proceedings, including any pending or future class action lawsuits;

•
complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations;
•
the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable activity on our platform; and
•
investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors.

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
•
restrictions on our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees; and
•
our plans regarding payment of any future dividends.

Risks Related to Our Business and Industry

We have a history of losses, and we may not be able to maintain profitability on a non-GAAP basis or achieve profitability on a GAAP basis in the future.

We have incurred GAAP net losses in all periods since our inception, and we expect that we will continue to incur GAAP net losses for the foreseeable future. We experienced GAAP net losses of $1.0 billion, $798.9 million and $254.6 million for fiscal 2021, 2022 and 2023, respectively. As of July 31, 2023, we had an accumulated deficit of $4.6 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. While we achieved profitability on a non-GAAP basis in fiscal 2023, if we fail to increase our revenue and manage our expenses, we may not be able to maintain profitability on a non-GAAP basis or achieve profitability on a GAAP basis in the future.

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide market, economic and financial conditions and events that may be outside of our control, such as global, regional, and local economic developments, fiscal, monetary and tax policies, high inflation, rising interest rates, recession, political and social unrest, terrorist attacks, hostilities or the perception that hostilities may be imminent, military conflict, war, including the ongoing war in Ukraine and related sanctions as well as measures taken in response to such sanctions, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to pandemics, international trade disputes or tensions, tariffs, including those imposed by the U.S. government on Chinese imports to the United States, restrictions on sales and technology transfers, rising interest and inflation rates, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, taxes, or international trade agreements, actual or potential government shutdowns, elections and any related political instability, geopolitical turmoil and civil unrests, instability in the global credit markets, uncertainties regarding the effects of the United Kingdom’s separation from the European Union, commonly known as "Brexit," and other disruptions to global and regional economies and markets.

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

The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we continue to develop new solutions designed to address new market demands, sales of our solutions will in part depend on capturing new spending in these markets, including public cloud and hybrid cloud services. Moreover, in recent years, an increasing number of customers have been allocating their IT spending toward artificial intelligence, machine learning, and generative AI capabilities. The IT infrastructure market for artificial intelligence, machine learning, and generative AI workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. If the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.

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

We have experienced significant growth in prior periods and we may not be able to sustain or manage any future growth effectively.

We have expanded our overall business and operations significantly in prior periods. Our employee headcount has increased significantly since our inception. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. In addition, as we continue to grow our business in the long term, we must effectively train, integrate, develop, motivate and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. In recent years, we have also seen higher-than-normal attrition among our sales representatives and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may make investments or otherwise incur costs associated with future growth that may not translate into billings or revenues or otherwise result in the realization of their anticipated benefits within the expected timeframe or at all, and the return on these investments may be lower, if any, or may develop more slowly than we expect.

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

We intend to continue balancing our growth against our operating expenses. However, maintaining this balance may negatively impact our ability to achieve, or subsequently maintain, profitability on a GAAP basis in the near term. Further, expenditures related to expanding our research and development efforts, sales and marketing efforts, our transition to a subscription-based business model, infrastructure and other such investments may not ultimately grow our business, billings or revenue or result in future profitability. If we are ultimately unable to achieve or maintain profitability at the level anticipated by analysts and our stockholders, the price of our securities may decline, potentially significantly.

The enterprise IT market is rapidly changing and expanding, and we expect competition to continue to intensify in the future from both established competitors and new market entrants.

We operate in the intensely competitive enterprise IT infrastructure market and compete primarily with companies that sell software and hardware to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. Our main competitors fall into the following categories:

•
software providers, such as VMware (which has agreed to be acquired by Broadcom Inc.), that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds;

•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Microsoft Azure; and
•
traditional IT systems vendors, such as Dell, HPE, Hitachi, IBM, Lenovo, Pure Storage, NetApp, and Huawei, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products.

As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products and capabilities (including artificial intelligence, machine learning, and generative AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios and broader global presence and distribution networks. Moreover, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as VMware’s pending acquisition by Broadcom Inc. Furthermore, some of our competitors have access to larger customer bases and supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Potential end customers may prefer to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. We have also ventured into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud environments as well as through our emerging products, and some of our competitors in these adjacent markets have more experience with those markets and more resources targeted at penetration of those markets than we do. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.

In addition, in recent years, an increasing number of customers have been allocating their IT spending toward artificial intelligence, machine learning, and generative AI capabilities. The IT infrastructure market for artificial intelligence, machine learning, and generative AI workloads is also expected to be an intensely competitive and rapidly evolving market.

Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.

Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, networking, disaster recovery, edge computing, management software and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premises infrastructure deployments that our platform currently primarily supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including decreases in the price of public cloud offerings, increased interoperability with on-premises infrastructure solutions that compete with our solutions, and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility and more precise infrastructure control. In addition, the rate of adoption of public cloud infrastructure could increase due to increased customer interest in artificial intelligence, machine learning, and generative AI capabilities that may be offered by public cloud providers. Any of these factors could make our platform less competitive as compared to the public cloud, and could materially and adversely affect the demand for our solutions.

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

In addition, our transition toward a subscription-based model has resulted in impacts to our revenue in the short term compared to our historical results. The revenue associated with certain subscription purchases is recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our historical life-of-device and term-based software-only transactions. Also, the revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. Furthermore, such downward impact on average term lengths may have been further exacerbated by our transition to an ACV-based sales compensation structure during fiscal 2021. This may also make it difficult to rapidly increase our revenue in any period through additional sales.

Following our transition to software-only sales and due to our transition toward a subscription-based model, our success will also depend heavily on the ability of our sales team to adjust their strategy to focus on software-only and subscription-based sales effectively and in a timely manner. Furthermore, our customers may not understand these changes to our product sales, and investors, industry and financial analysts may have difficulty understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations. As our business changes, the transitions may make it more difficult to accurately project our operating results or plan for future growth. Accordingly, you should not rely on our revenue growth for any prior periods as an indication of our future revenue or revenue growth.

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

As initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023, we had identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In particular, we determined that our controls did not effectively provide the information necessary for our risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in our financial reporting and we did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner.

While our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated. For more information about our remediation efforts, refer to Part II, Item 9A of this Annual Report on Form 10-K. Our management has implemented many of the remedial measures outlined in the remediation plan initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023 and remains in the process of implementing the remaining remedial measures. This identified material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As management continues to evaluate and work to enhance our internal control over financial reporting, management may take additional measures to address control deficiencies or we may modify some of the remediation measures. Despite these efforts, we may nevertheless be unsuccessful in remediating this identified material weakness. Further, additional weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities.

In order to restore, maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we may continue to expend significant resources and undertake various actions, including implementing our remediation plan, incurring accounting-related costs, implementing new internal controls and procedures, and providing significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on the Nasdaq Global Select Market.

Matters arising out of or relating to our Audit Committee’s previously completed investigation, including risks associated with litigation and any regulatory investigations and proceedings, may adversely affect our business and results of operations.

As initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC, the Audit Committee of our Board of Directors, with the assistance of outside counsel, completed its investigation into our management's discovery that certain third-party evaluation software that was used for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. The matters which led to our Audit Committee’s review and our internal accounting review have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We have incurred significant expenses related to legal, accounting, and other professional services associated with the completed Audit Committee investigation and related matters and may continue to incur significant additional expenses with regard to related remediation efforts. To the extent that our remedial efforts are not successful, we could be forced to incur additional time and expense. Furthermore, if the SEC were to commence an investigation, we could incur significant additional time and expense, including expenses related to accounting, legal and other professional services, in connection with the investigation, the outcome of which would be difficult to predict. If the SEC were to commence legal action, we could be required to pay significant penalties and become subject to injunctions, a cease and desist order and other equitable remedies.

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

Our solutions provide a platform on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end customers’ existing hardware and software infrastructure, specifically their networks, servers, software and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must occasionally update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors or data management tools could make changes that would diminish the ability of our solutions to interoperate with them, and significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development and product support. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any application programming interfaces ("APIs"), formats, or protocols we may need, or cooperate with us to support end customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, including AI capabilities, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies, including AI capabilities, in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. If we fail to introduce new or enhanced solutions that meet the needs of our end customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and prospects will be adversely affected.

Investing in our AI capabilities introduces risks, which, if realized, could adversely impact our business.

We are making investments in our artificial intelligence capabilities in our business, products, and services, including making our Nutanix Cloud Platform the platform of choice for customers deploying machine learning and artificial intelligence workloads. As part of these efforts, we recently introduced GPT-in-a-Box, which addresses the challenges that enterprises face when adopting generative AI and AI/ML applications by providing our full-stack software-defined AI-ready platform with services designed to facilitate customers’ deployment of their generative AI workloads. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by. laws or regulations, and the use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers.

AI technologies may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. Use of such content may be to the detriment of the user, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues that may result in brand or reputational harm, competitive harm, and/or legal liability.

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

Our growth depends on our existing end customers renewing or upgrading their subscriptions and support and entitlement agreements and making additional purchases of software licenses and software upgrades, and the failure of our end customers to do so could harm our business and operating results.

Our future success depends on our existing end customers renewing or upgrading their subscription and support and entitlement agreements and making additional purchases of software licenses and software upgrades. If our end customers do not renew or upgrade their subscription and support and entitlement agreements and/or purchase additional software licenses or software upgrades, our revenue may decline and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing their subscription agreements as well as their support and entitlement agreements, or purchasing additional solutions. End customers may choose not to renew their subscription agreements or support and entitlement agreements, or purchase additional solutions, because of several factors, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions, or renew or upgrade their subscription agreements or support and entitlement agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.

Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate qualified personnel could harm our business and growth.

Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may not be able to locate a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. In recent years, we have experienced changes in our management team resulting from the hiring or departure of executives and other key personnel. While we seek to manage these transitions carefully, these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.

In addition, our success and growth also depend substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately incentivize qualified and highly skilled personnel, in particular, in sales and engineering. We have invested, and may need to continue to invest, significant amounts of cash and equity to attract and retain employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. In recent years, we have seen higher-than-normal attrition among our sales representatives and our overall sales headcount being below our targets, which may negatively impact our billings and revenue growth. While we continue to recruit additional sales representatives, it takes time to replace, train, and ramp them to full productivity. Competition for highly skilled personnel, particularly in sales and engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for such personnel. This competition for highly skilled personnel results in increased costs in the form of cash and stock-based compensation. Furthermore, the industry in which we operate generally experiences high employee attrition.

Although we have entered into employment offer letters with some of our key personnel, these agreements have no specific duration and constitute at-will employment. Volatility or lack of performance in the price of our securities may also affect our ability to attract and retain our key employees. There is no assurance that we will be able to successfully attract or retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

Moreover, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and a passion for our products and customers. As we grow and evolve, we may find it difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by our decision to shift to a hybrid-first workplace, which could have a negative impact on our workplace culture and on the execution of our business plans and operations. Any inability to maintain our corporate culture could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.

If we do not effectively expand, train, motivate and retain our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as a result of our rapid growth, a large percentage of our sales force is new to our company and our solutions and therefore less effective than our more seasoned employees. Moreover, as part of our transition to focus on software-only transactions and our transition to a subscription-based business model, we have also had to retrain our seasoned sales employees who have historically focused on appliance sales and selling software licenses for the life of the device in order to maintain or increase their productivity. We have adjusted and also anticipate needing to further adjust our go-to-market cost structure, particularly as it relates to how we compensate our sales teams for life-of-device and renewal transactions.

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

If we do not effectively develop, structure and compensate our sales force to focus on the end customers and activities that will primarily drive our growth strategy, our business will be adversely affected.

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

Additionally, as part of our transition to a subscription-based business model, we have adjusted and may need to further adjust the compensation structure of our sales force. In particular, to align with the new subscription-based business model, starting in fiscal 2021 we adjusted our sales compensation structure, which was previously based on total contract value, to one that is based primarily on ACV, which has caused our average contract term lengths to decline and could negatively impact our revenue and operating and free cash flows, potentially significantly. These business model transitions and compensation structure changes, have contributed to, and may continue to contribute to, fluctuations in sales productivity that will make it more difficult to accurately project our operating results or plan for future growth. If we are unable to effectively manage these changes or implement new sales structures in a timely manner, or if our decision to segment our sales force is not successful in obtaining large sales of our solutions, our growth and ability to achieve long-term projections may be negatively impacted, and our business and operating results will be adversely affected.

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

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. For example, sales through Arrow Electronics, Inc. and Tech Data Corporation to our end customers represented 32% and 16%, respectively, of our total revenue for fiscal 2023. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

Substantially all of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government are material, any such termination or renegotiation may adversely impact our future operating results. Additionally, we sometimes rely on our channel partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our channel partners may be unable or unwilling to satisfy these obligations in the future. In the event of such termination or change, it may be difficult for us to arrange for another channel partner to sell our solutions to these government entities in a timely manner, and we could lose sales opportunities during the transition. Governments routinely investigate and audit government contractors’ (including subcontractors') administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, our channel partners changing their business models or refusing to continue to sell our solutions under current models, a reduction of revenue or fines, or civil or criminal liability if the audit uncovers improper or illegal activities.

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
•
our ability to attract new end customers and retain, and increase sales to, existing end customers;
•
disruptions in our sales channels or shifts in our relationships with important channel partners and OEMs;
•
the timing of revenue recognition for our sales, the impact of which is heightened by our focus on software-only sales and our transition to a subscription-based business model;
•
reductions in end customers’ budgets for information technology purchases;
•
delays in end customers’ purchasing cycles or deferments of end customers’ purchases in anticipation of new products or updates from us or our competitors;
•
fluctuations in demand and competitive pricing pressures for our solutions;
•
the lengths of our contract terms;

•
the mix of solutions sold, including the mix between software-only and appliance sales and the mix between subscription-based and non-subscription-based transactions, and the mix of revenue between products and support, entitlements and other services, which will depend in part on whether we are successful in executing our strategy to transition our business to a subscription-based model;
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
•
the amount and timing of stock-based compensation expenses incurred as a result of granting equity awards to attract, retain, and motivate employees and key personnel;
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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause the price of our securities to decline.

From time to time, we release earnings guidance in our earnings conference calls, earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict.

We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including those described in this "Risk Factors" section, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions of our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our securities would decline.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our securities.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Because a significant portion of our revenue is recognized ratably over the term of the contractual service period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for the substantial majority of our revenue, comprising 89%, 91%, and 93% of our total revenue for fiscal 2021, 2022, and 2023, respectively. A significant portion of our subscription revenue is revenue from software entitlement and support subscriptions and SaaS offerings, which is recognized ratably over the contractual service period. As a result, a significant portion of our revenue that we report for each fiscal quarter represents the recognition of deferred revenue from subscription agreements entered into during previous fiscal quarters. Consequently, any decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in our revenue for that fiscal quarter. However, any such decline will negatively affect our revenue for future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or a decrease in retention rates may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as a significant portion of our revenue from additional sales must be recognized over the applicable subscription term.

Our gross margins are impacted by a variety of factors and may be subject to variation from period to period.

Our gross margins may be affected by a variety of factors, including fluctuations in the pricing of our products (including as a result of competitive pricing pressures or increases in component pricing), the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, customer renewal rates and the degree to which renewals drive our top-line growth, changes in the mix between direct versus indirect sales, changes in the mix of products sold, and the timing and amount of recognized and deferred revenue, particularly as a result of our transition to a subscription-based business model. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

Our sales cycles can be long and unpredictable and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our end customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the emergence of new hyperconverged infrastructure product offerings and consumption models often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. The broad nature of the technology shift that our solutions represent and the legacy relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end customers may purchase solutions from us. The unpredictable nature of our sales cycles may be increased in future periods as we continue to focus our sales efforts more heavily on major accounts and large deals. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions. In addition, in recent quarters, we have seen a modest elongation in sales cycles, as we have seen some customers increasing their inspection of deals in an uncertain global macroeconomic environment.

Because our business depends on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to supply chain disruptions, delays, quality events, and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

Our business depends on manufacturers (including Supermicro and our OEM partners) to produce the hardware appliances on which our software runs (including both our Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list) as well as various products that are beyond our control or the control of such manufacturers, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product availability, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks in a timely manner or at all. Key components of the servers on which our software runs have in the past been, and may in the future be, affected by chip shortages. Furthermore, fulfilling orders for NX series appliances or other hardware appliances on which our software runs may not be a priority for such manufacturers in guiding their business decisions and operational commitments. If we fail to manage our relationships with such manufacturers effectively, or if such manufacturers experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints or quality control problems in their operations or are unable to address our or our end customers’ requirements for or concerns about timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software may be materially impacted or delayed, which will adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

In particular, we rely substantially on Supermicro to manufacture, as well as assemble and test, the Nutanix-branded NX series appliances, including those that are delivered by us. Our agreement with Supermicro automatically renews for successive one-year periods, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. If we are required to change the manufacturer or contract manufacturers for the assembly and testing of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers for the assembly and testing of our NX-branded appliances in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.

Our agreement with Supermicro does not contain any price assurances, and increases in component costs, without a corresponding increase in the price of our NX series solutions, could reduce the amount that an end customer pays for our software, thereby adversely affecting our billings and revenue. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Supermicro or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects would be adversely affected. As of July 31, 2023, we had approximately $45.3 million in the form of guarantees to our contract manufacturers related to certain components.

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

We generally maintain minimal inventory for repairs and a number of evaluation and demonstration units, and generally acquire components only as needed. We do not enter into long-term supply contracts for these components. As a result, our ability to respond to channel partner or end customer orders efficiently may be constrained by the then-current availability, terms and pricing of these components. The technology industry has experienced component shortages and delivery delays in the past, including a global chip shortage, and there may be shortages or delays of critical components in the future as a result of strong demand in the industry, component availability constraints, or other factors. If we or our suppliers inaccurately forecast demand for our solutions or we ineffectively manage our enterprise resource planning processes, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components or result in our inability to meet demand for our solutions, as well as damage our channel partner or end customer relationships.

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

Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Furthermore, as we have international operations, our support organization faces additional challenges, including those associated with delivering support, training and documentation in languages other than English. In addition, as we continue to evolve our product portfolio, which may include additional solutions, our ability to provide high-quality support will become more difficult and will involve more complexity. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition.

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

A number of companies, both within and outside of the enterprise and cloud computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security, virtualization, database management, cloud services products, and other technologies relevant to our products. In addition to these patents, participants in these technology and market areas typically also protect their technology through copyrights, as trade secrets and by contractual means. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to allegations and claims, in litigation and outside litigation, that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. There can be no assurance that we will be successful in defending against these allegations or claims or in reaching a business resolution that is satisfactory to us. In addition, parties may claim that the names and branding that we use for our company and our various products and services infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding that we use in the affected countries or territories and we could incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our end customers, suppliers and channel and other partners from damages and costs which may arise from allegations of infringement, or actual infringement, by our products and services of third-party patents or other intellectual property rights in the United States and/or in other countries. The scope of these defense and indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. A claim that our solutions infringe a third party’s intellectual property rights, even if untrue, could harm our relationships with our end customers and/or channel partners, may deter future end customers from purchasing our solutions and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our products or services, an adverse outcome in any such litigation could make it more difficult for us to defend our solutions against intellectual property infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Our defense of intellectual property rights claims brought against us or our end customers, suppliers and channel partners, regardless of whether the claims have merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could prevent us from offering or delivering our products and services to our end customers or channel partners, and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology at issue, which may not be available on terms favorable or acceptable to us or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition and prospects.

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

Our transition to a subscription-based business model has resulted in, and may continue to result in, a direct or indirect compression to our topline results, and if we fail to successfully manage the transition, our business, operating results and free cash flow may be adversely affected.

Our transition to a subscription-based business model entails significant known and unknown risks and uncertainties, and we cannot assure you that we will be able to manage the transition successfully. If we fail to manage the transition successfully, our revenues, business and operating results may be adversely affected. Moreover, we may not realize all of the anticipated benefits of the subscription transition. The transition to a subscription-based business model also means that our historical results, especially those achieved before we began the transition, may not be indicative of our future results.

Our total billings and revenue have been adversely impacted by the transition, particularly when compared to historical periods, due primarily to two factors. First, subscription-based sales, including sales of term-based licenses where revenue is currently recognized upfront, may in some instances have a lower total dollar value than sales of licenses for the life of the device because they may be of a shorter term than the actual or assumed life of the device. Second, the revenue associated with certain SaaS subscription purchases is recognized ratably over the term of the subscription, resulting in less upfront revenue as compared to our term-based licenses and historical life-of-device licenses. These factors may also make it difficult to increase our revenue in a given period through additional sales in the same period.

In addition, due to the generally shorter terms of subscription-based licenses as compared to our historical life-of-device licenses, maintaining our historically high customer renewal rates and minimizing customer churn have become increasingly important. Our subscription customers have no obligation to renew their subscriptions for our solutions after the expiration of the subscription term, and may decide not to renew their subscriptions, or to renew only for a portion of our solutions or on pricing terms that are less favorable to us. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solutions, their ability to continue their operations and spending levels, the pricing of our solutions and the availability of competing solutions at the time of renewal or hardware refresh.

In addition, we have adjusted, and may in the future need to further adjust, our go-to-market cost structure, particularly as it relates to how we structure, effect, and compensate our sales teams, including for renewal transactions, to become more efficient as part of our transition to a subscription-based business model. In particular, to align with our subscription-based business model, starting in fiscal 2021, we adjusted our sales compensation structure, which was previously based primarily on total contract value, to one that is based primarily on ACV, which has caused our average contract term lengths to decline and thereby negatively impact our topline results. Those adjustments may negatively affect the productivity of our sales teams, cause our sales teams to prioritize shorter-term transactions, cause a change in the mix of solutions sold and the mix of revenue among solutions sold, and cause our renewal rates to fluctuate or decline, and there is no assurance that we will be able to successfully implement the adjustments in a timely or cost-effective manner, or that we will be able to realize all or any of the expected benefits from such adjustments. If our customers do not renew their subscriptions for our solutions, demand pricing or other concessions prior to renewal, or if our renewal rates fluctuate or decline, our total billings and revenue will fluctuate or decline, and our business and financial results will be negatively affected. Furthermore, our future financial profitability will depend significantly on renewals driving topline growth at a much lower cost than new customer contracts, and renewal rates failing to meet our expectations could also harm our operating results and delay our profitability.

Additional risks associated with our transition to a subscription-based business model include, but are not limited to:

•
if current or prospective end customers prefer our historical life-of-device licenses, adoption of our subscription-based model may not meet our expectations;
•
our transition could cause confusion or concerns among current or prospective end customers and partners, including confusion or concerns arising from recent changes to our pricing and packaging models;
•
we may be unsuccessful in maintaining subscription-based pricing models, or we may implement a pricing model or strategy that is not optimal and could negatively affect adoption, renewal rates and our business results;
•
our end customers may shift purchases to our lower priced subscription offerings, which could negatively affect our overall financial results;
•
we may see increased discounting behavior from our sales employees and, if we are unable to monitor, prevent and manage such discounting behavior successfully and in a timely manner, our business and financial results will be negatively affected; and
•
if we are unsuccessful in adjusting our go-to-market cost structure, or in doing so in a timely or cost-effective manner, we may incur higher than expected sales compensation costs, particularly if the pace of our subscription transition is faster than anticipated.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, use, storage, disclosure and transfer of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Economic Area ("EEA"), UK, Switzerland, India, Japan, China, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. For example, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, superseded prior EU data protection legislation, and the UK General Data Protection regulation, both impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy and security policies, conduct transfer impact assessments, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, among others, obtain individuals’ consent to use personal information for certain purposes. In addition, some countries have enacted or are currently considering legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, and increase the cost and complexity of delivering our products and services.

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

While the EU- U.S. Data Privacy Framework accepted by the European Commission in July 2023 provides us with a transfer mechanism for data from the European Union, data transfers continue to be scrutinized by regulators in the EEA, UK and other countries with similar transfer restrictions requiring organizations to ensure that the data is protected to a standard that is "essentially equivalent" to that under the GDPR and/or other applicable laws and to document this.

As a result of these and future data transfer developments, we may experience a reluctance from current or prospective customers in the EEA, UK, Switzerland and other similar countries to use our products and may find it necessary to make changes to our data transfer mechanisms and handling of personal data, including with respect to the provision of our products and services. This may adversely impact our business, financial condition, and operating results.

In the United States, more states are adopting their own data protection legislation, creating a complex privacy landscape from state to state. California enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. In November 2020, California voters passed the California Privacy Rights Act ("CPRA"), which significantly amended the CCPA and generally expanded consumers’ privacy rights and protections with respect to their personal information. Colorado, Virginia, Connecticut, and Utah all recently passed privacy legislation taking effect over the course of 2023. We cannot yet predict the full impact of these laws on our business or operations, but it may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

Failure to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 ("U.K. Bribery Act") and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, brand, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other third-party professional fees.

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

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 46%, 44% and 44% of our total revenue from our international customers based on bill-to-location for fiscal 2021, 2022, and 2023, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2023, approximately 58% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

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
•
increased expectations from foreign customers and other stakeholders about our performance relating to environmental, social and governance factors (such as climate-related performance), and requirements to comply with foreign sustainability standards or initiatives, including new sustainability standards or initiatives in the European Union;
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

As we expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and other factors could harm our ability to gain future international revenue and, consequently, materially impact our business, operating results and financial condition. The entry into additional international markets will require significant management attention and financial resources. Our failure to successfully manage our international operations and the associated risks effectively could limit the future growth of our business.

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

Epidemics, pandemics, other outbreaks of novel diseases or other major public health concerns could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. For example, the COVID-19 pandemic (including any variants) caused significant disruptions, volatility and uncertainty to the global economy and unprecedented strains on governments, health care systems, educational institutions, businesses and individuals around the world, including in nearly all of the regions in which we operate. In response to the COVID-19 pandemic, authorities, businesses, and individuals implemented numerous unprecedented measures from time to time, including travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, remote work and social distancing orders, and shutdowns. In the event of another pandemic or other similar major public health concerns, our employees may be exposed to health and safety risks, and governmental protocols may require us to again close our offices and implement precautionary measures.

The COVID-19 pandemic and the measures taken in response to the pandemic caused, and in the future pandemics or other major public health concerns may cause, various adverse effects on the global economy and our business. Those effects include, but are not limited to:

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
•
decisions by our customers and potential customers to reduce IT spending or delay or abandon their planned or future purchases, which may reduce the demand for our solutions and/or result in extended sales cycles;
•
decisions by our customers to purchase or renew our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our financial performance, and our cash flow in particular, when compared to historical periods;
•
our customers and partners experiencing liquidity issues or entering bankruptcy or similar proceedings, which would impact our ability to collect payments in a timely manner, if at all;
•
shifts in industry trends, for example, toward large public cloud providers, which may reduce the demand for our solutions;
•
an inability to meet in person or otherwise effectively communicate with our current or potential customers, vendors, suppliers, and partners, which may negatively affect our current and future relationships with such customers, vendors, suppliers, and partners and our ability to generate demand for our solutions;

•
additional delays, cancellations, or changes to user and industry conferences and other marketing events relating to our solutions, including our own customer and partner events, which may negatively impact our ability to obtain new and retain existing customers and effectively market our solutions;
•
an inability to provide 24x7 worldwide support and/or replacement parts to our end customers in a timely manner or at all;
•
delays or disruptions to our product roadmap, and our ability to deliver new products, features, or enhancements in a timely manner or at all;
•
potential for increased cyber attacks and security challenges to the extent that our employees and those of our partners, customers and service providers work remotely from non-corporate managed networks;
•
adoption of new laws or regulations, or changes to existing laws or regulations, including any restrictions or health and safety requirements that may be imposed and any new or additional restrictions against immigration and travel (such as cancellations or restrictions on the availability of visas, delays in the issuance of visas or suspensions of entry), which may create additional regulatory uncertainty and cause us to incur additional expenses in order to comply with, or due to delays or changes caused or mandated by, such laws or regulations and/or materially impair our ability to hire and retain skilled professionals;
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
•
changes in our internal controls, policies and procedures due to hybrid or remote work arrangements, which may result in significant deficiencies or material weaknesses in our internal controls in the preparation of our financial reports, and the resulting increased costs of controls and compliance oversight activities;
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

The duration, scope and ultimate impact of any pandemic or other similar major public health concern and the actions taken in response on the global economy and our business remain highly fluid, cannot be predicted with any degree of certainty, and will be highly dependent upon numerous factors, many of which are beyond our control, including the actions of governments, businesses and other enterprises in response to the pandemic and the extent and effectiveness of those actions.

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

Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, any relative strengthening of the U.S. dollar would increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. In particular, current geopolitical instability and fiscal and monetary policies have caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the foreseeable future. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

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

Global tax developments applicable to multinational businesses may have a material impact on our business, cash flow from operating activities, or financial results. The Biden administration has made several corporate income tax proposals, including substantial changes to the global intangible low-taxed income rules. International organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that many countries are starting to implement. The potential effects of Pillar Two may vary depending on specific provisions and rules implemented by each country that adopts Pillar Two. These changes may increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes, many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on our future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

Certain European Union and other jurisdictions have introduced anti-hybrid provisions. The scope of these rules is wide-reaching and can apply to disallow certain deductions for corporate tax purposes where hybrid entities exist within a company structure. These provisions may place additional burden on our management to assess the impact of the rules and potentially create additional tax costs. European Union countries and other jurisdictions will continue to interpret or issue additional guidance on how provisions of the anti-hybrid will be applied, which, if applicable, may materially impact our financial statements and cash flow. Separately, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our corporate structure, tax authorities may challenge how we report our transactions, which may increase our costs and impact our operations.

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

Investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, customers, partners, employees, other stakeholders, and regulators concerning environmental, social and governance matters ("ESG"). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently proposed climate change and ESG reporting requirements, which, if approved, would increase our compliance costs. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We publish an annual ESG report, which reports, among other things, our greenhouse gas emissions and our efforts to manage our emissions. In addition, our annual ESG report provides highlights of how we are supporting our workforce, including our diversity, equity, inclusion, and belonging efforts. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

Furthermore, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, customers, employees and other stakeholders or our initiatives are not executed as planned, our business, financial condition, results of operations, and prospects could be adversely affected.

We may further expand through acquisitions of, or investments in, other companies (or vice versa through divestitures), each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses or divesting certain products. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

These kinds of acquisitions, divestitures or investments may result in unforeseen expenditures and operating and integration difficulties, especially if the acquisitions, divestitures or investments are more complex in structure and scope, including due to the geographic location of the acquired company. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of companies that we may acquire, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions or divestitures may also disrupt our ongoing business, divert our resources, require significant management attention that would otherwise be available for development of our business and may be viewed negatively by our end customers, investors or securities analysts. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition or divestiture transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized in a timely manner, if at all, or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions, divestitures or investments could adversely affect our business, operating results, financial condition and prospects.

Risks Related to Our Convertible Notes

As of July 31, 2023, we had outstanding $750.0 million aggregate principal amount of 2.50% convertible senior notes due 2026 (the "2026 Notes") and $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the "2027 Notes," together with the 2026 Notes, the "Notes").

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

The 2026 Notes bear interest at a rate of 2.50% per annum, with such interest to be paid in kind on the 2026 Notes held by Bain Capital, LP ("Bain") through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain, on a semi-annual basis. The 2027 Notes bear interest at a rate of 0.25% per annum, with such interest to be paid semi-annually in arrears on each April 1 and October 1. Our ability to make scheduled payments of interest depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which we would be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, any of our future debt agreements may contain restrictive covenants that may prohibit us from adopting any of these alternatives.

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
•
changes in financial estimates by any analysts who follow our company, including as a result of any current and future business model transitions (including our transition to a subscription-based business model), or our failure to meet these estimates or the expectations of investors;
•
the financial projections we may provide to the public, any changes in these projections, or any failure to meet or exceed these projections;
•
announcements by us or our competitors of new products and solutions or new or terminated significant contracts, commercial relationships or capital commitments;
•
public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
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
•
general economic conditions and slow or negative growth of our markets; and

•
other events or factors which may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, war, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events, or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. For example, following our earnings release in February 2019, the price of our Class A common stock fell significantly and, as a result, multiple class action securities lawsuits were filed against us, as well as multiple shareholder derivative claims. Any securities litigation matters that may be instituted against us could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our securities might otherwise attain and may dilute your voting power and your ownership interest in us.

Sales of a substantial number of shares of our Class A common stock in the public markets, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur (including public disclosure of sales contemplated by 10b5-1 trading plans), could adversely affect the market price of our Class A common stock.

We have reserved a substantial number of shares of our Class A common stock for issuance upon vesting or exercise of our equity compensation plans and upon conversion of the Notes.

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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases under the program could affect, and increase the volatility of, the price of our Class A common stock and will diminish our cash reserves. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The program may be modified, suspended or discontinued at any time, and any future announcement of a termination of the program could result in a decrease in the price of our Class A common stock.

If financial or industry analysts do not publish research or reports about our business, if they have difficulty understanding the changes to our business model, or if they issue inaccurate or unfavorable research regarding our securities, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we are in a period of transition to a subscription-based business model in the long term, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our securities, the price of our securities would likely decline. In addition, the stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or in some cases failed to significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline, potentially significantly.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified Board of Directors with three-year staggered terms (which will be phased out starting with our 2023 annual meeting of stockholders so that our Board of Directors will be fully declassified by our 2025 annual meeting of stockholders), which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf, any action asserting a breach of a fiduciary duty, any action arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our Class A common stock.

We have never declared or paid any cash dividends on our Class A common stock. We do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 333,000 square feet of space. Following an evaluation of our longer-term facilities plans due to our transition to a hybrid work environment, we entered into amendments to these lease agreements to reduce our leased space to approximately 215,000 square feet beginning in June 2024. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

	Fiscal 2022		Fiscal 2023
Fiscal Quarter:	High	Low	High	Low
First quarter	$43.95	$33.10	$27.40	$15.21
Second quarter	$36.28	$24.71	$33.32	$25.09
Third quarter	$28.47	$22.14	$29.52	$23.42
Fourth quarter	$26.34	$13.75	$30.55	$23.94

Holders of Record

As of July 31, 2023, there were 72 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our Class A common stock. We do not anticipate paying any dividends on our Class A common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board of Directors, subject to applicable laws and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

There were no purchase of equity securities by the issuer during the fiscal year ended July 31, 2023. Following the end of fiscal 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. For more information on the share repurchase program, refer to Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph shows a comparison from July 31, 2018 through July 31, 2023 of the cumulative total return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on July 31, 2018 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	7/31/18	7/31/19	7/31/20	7/31/21	7/31/22	7/31/23
Nutanix, Inc.	$100.00	$46.43	$45.39	$73.68	$30.95	$61.77
Nasdaq Composite Index	$100.00	$107.74	$143.06	$196.76	$167.33	$195.47
Nasdaq Computer Index	$100.00	$109.50	$162.42	$234.00	$197.59	$250.79

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2023.

Item 6. [Reserved]

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion gives effect to the correction disclosed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, and contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" above.

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid- and multicloud applications and their data.

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

Product revenue is generated primarily from the licensing of our solutions. Support, entitlements and other services revenue is primarily derived from the related support and maintenance contracts. Prior to fiscal 2019, we delivered most of our solutions on an appliance, thus our revenue included the revenue associated with the appliance and the included non-portable software, which lasts for the life of the associated appliance. However, starting in fiscal 2018, as a result of our business model transition toward software-only sales, more of our customers began buying appliances directly from our OEMs while separately buying licenses for our software solutions from us or one of our channel partners. In addition, starting in fiscal 2019, as a result of our transition toward a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 24,000 end customers as of July 31, 2023, including approximately 1,020 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

We continue to invest in the growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can sustain profitable growth. As discussed further in the "Factors Affecting Our Performance" section below, as part of our overall efforts to improve our operating cash flow performance, we have proactively taken steps to manage our expenses. As a result, our overall spending on such efforts will fluctuate, and may decline, from quarter to quarter in the near-term.

As initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023, the Audit Committee of our Board of Directors completed its investigation into our management’s discovery that certain third-party evaluation software was instead used for interoperability testing, validation and customer proofs of concept over a multi-year period. The Audit Committee found no evidence of wrongdoing by current senior management or by any members of the finance, legal, or accounting departments, but found that individual departments within our company procured software licenses without appropriate coordination with other departments and without ensuring that such licenses were sufficient for or consistent with the intended uses of the software, and as a result, evaluation software from two of our third-party providers was used in a non-compliant manner for interoperability testing, validation, customer proofs of concept, training and customer support over a multi-year period. In addition, the Audit Committee concluded that certain employees engaged in intentional misconduct to conceal use of evaluation software with respect to one of our third-party providers in violation of our code of business conduct and ethics and other policies. The Audit Committee proposed certain recommendations that our Board of Directors directed management to implement. Following the completion of the Audit Committee’s investigation, we also terminated certain employees who were found to be primarily responsible for the intentional misconduct, and the Audit Committee identified actions of certain other employees that were inconsistent with our code of business conduct and ethics and other policies and referred these matters to management for appropriate action.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In connection with the investigation, we had identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated. For more information about our remediation efforts, refer to Part II, Item 9A of this Annual Report on Form 10-K. This material weakness resulted in an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have prospectively corrected our financial statements for the affected periods to reflect the correction of this error. For more information, refer to Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands, except percentages and end customer count)
Total revenue	$1,394,364	$1,580,796	$1,862,895
Year-over-year percentage increase	6.6%	13.4%	17.8%
Subscription revenue	$1,243,621	$1,433,773	$1,730,848
Total billings	$1,521,096	$1,708,641	$2,005,582
Subscription billings	$1,354,155	$1,563,560	$1,868,943
Annual contract value ("ACV") billings	$594,292	$756,326	$956,810
Annual recurring revenue ("ARR")	$878,733	$1,202,438	$1,561,981
Gross profit	$1,102,458	$1,259,640	$1,530,708
Non-GAAP gross profit	$1,147,730	$1,311,662	$1,575,385
Gross margin	79.1%	79.7%	82.2%
Non-GAAP gross margin	82.3%	83.0%	84.6%
Operating expenses	$1,764,569	$1,718,492	$1,737,858
Non-GAAP operating expenses	$1,430,089	$1,398,881	$1,414,389
Operating loss	$(662,111)	$(458,852)	$(207,150)
Non-GAAP operating (loss) income	$(282,359)	$(87,219)	$160,996
Operating margin	(47.5)%	(29.0)%	(11.1)%
Non-GAAP operating margin	(20.3)%	(5.5)%	8.6%
Total deferred revenue	$1,312,923	$1,445,538	$1,595,032
Net cash (used in) provided by operating activities	$(99,810)	$67,543	$272,403
Free cash flow	$(158,457)	$18,485	$206,999
Total end customers (1)	20,130	22,600	24,550

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$1,243,621	$1,433,773	$1,730,848
Non-portable software revenue	71,390	49,694	37,382
Hardware revenue	6,259	5,585	2,824
Professional services revenue	73,094	91,744	91,841
Total revenue	$1,394,364	$1,580,796	$1,862,895
Disaggregation of billings:
Subscription billings	$1,354,155	$1,563,560	$1,868,943
Non-portable software billings	71,390	49,694	37,382
Hardware billings	6,259	5,585	2,824
Professional services billings	89,292	89,802	96,433
Total billings	$1,521,096	$1,708,641	$2,005,582

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $639.3 million, $770.4 million and $905.8 million of our subscription revenue for fiscal 2021, 2022 and 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $604.3 million, $663.4 million and $825.0 million of our subscription revenue for fiscal 2021, 2022 and 2023, respectively.

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

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, subscription billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

•
are used by management and the Board of Directors to understand and evaluate our performance and trends, as well as to provide a useful measure for period-to-period comparisons of our core business, particularly as we operate a subscription-based business model;
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

Total billings, subscription billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, subscription billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow are not substitutes for total revenue, subscription revenue, gross profit, gross margin, operating expenses, operating loss, operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ACV billings or ARR, so we have not reconciled either ACV billings or ARR numbers included in this Annual Report on Form 10-K to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain litigation matters, and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Non-GAAP operating income (loss) and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income (loss) divided by total revenue. We define non-GAAP operating income (loss) as operating loss adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain litigation matters, and costs associated with other non-recurring transactions. Our presentation of non-GAAP operating income (loss) and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands, except percentages)
Total revenue	$1,394,364	$1,580,796	$1,862,895
Change in deferred revenue	126,732	127,845	142,687
Total billings (non-GAAP)	$1,521,096	$1,708,641	$2,005,582

Gross profit	$1,102,458	$1,259,640	$1,530,708
Stock-based compensation	30,483	38,225	34,577
Amortization of intangible assets	14,776	13,579	9,870
Restructuring charges	—	218	230
Impairment of lease-related assets	13	—	—
Non-GAAP gross profit	$1,147,730	$1,311,662	$1,575,385

Gross margin	79.1%	79.7%	82.2%
Stock-based compensation	2.2%	2.4%	1.9%
Amortization of intangible assets	1.0%	0.9%	0.5%
Restructuring charges	—	—	—
Impairment of lease-related assets	—	—	—
Non-GAAP gross margin	82.3%	83.0%	84.6%

Operating expenses	$1,764,569	$1,718,492	$1,737,858
Stock-based compensation	(328,062)	(305,021)	(277,168)
Amortization of intangible assets	(2,604)	(2,604)	(827)
Restructuring charges	—	(10,957)	(5,073)
Impairment / early exit of lease-related assets	(1,407)	(597)	(1,726)
Litigation settlement accrual and legal fees	(2,407)	(432)	(38,675)
Non-GAAP operating expenses	$1,430,089	$1,398,881	$1,414,389

Loss from operations	$(662,111)	$(458,852)	$(207,150)
Stock-based compensation	358,545	343,246	311,745
Amortization of intangible assets	17,380	16,183	10,697
Restructuring charges	—	11,175	5,303
Impairment / early exit of lease-related assets	1,420	597	1,726
Litigation settlement accrual and legal fees	2,407	432	38,675
Non-GAAP (loss) income from operations	$(282,359)	$(87,219)	$160,996

Operating margin	(47.5)%	(29.0)%	(11.1)%
Stock-based compensation	25.7%	21.8%	16.6%
Amortization of intangible assets	1.2%	1.0%	0.6%
Restructuring charges	—	0.7%	0.3%
Impairment / early exit of lease-related assets	0.1%	—	0.1%
Litigation settlement accrual and legal fees	0.2%	—	2.1%
Non-GAAP operating margin	(20.3)%	(5.5)%	8.6%

Net cash (used in) provided by operating activities	$(99,810)	$67,543	$272,403
Purchases of property and equipment	(58,647)	(49,058)	(65,404)
Free cash flow (non-GAAP)	$(158,457)	$18,485	$206,999

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of subscription billings and professional services billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Subscription revenue	$1,243,621	$1,433,773	$1,730,848
Change in subscription deferred revenue	110,534	129,787	138,095
Subscription billings	$1,354,155	$1,563,560	$1,868,943

Professional services revenue	$73,094	$91,744	$91,841
Change in professional services deferred revenue	16,198	(1,942)	4,592
Professional services billings	$89,292	$89,802	$96,433

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

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can sustain profitable growth.

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. In recent years, we have also seen higher-than-normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate, and may decline, in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2023, we considered approximately 80% of our global sales team members to be fully ramped, while the remaining approximately 20% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we continue our transition toward a subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

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

Subscription-Based Business Model

Starting in fiscal 2019, as a result of our transition toward a subscription-based business model, more of our customers began purchasing separately sold subscription term-based licenses that could be deployed on a variety of hardware platforms. Shifts in the mix of whether our solutions are sold on a subscription basis have and could continue to result in fluctuations in our billings and revenue. Subscription sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Since revenue is recognized as performance obligations are delivered, sales with ongoing performance obligations may reflect lower revenue in a given period. In addition, other factors relating to our shift to selling more subscription term-based licenses have impacted our billings, revenue and cash flow. For example, our term-based licenses generally have an average term of approximately three years and thus result in lower billings and revenue in a given period when compared to our historical life-of-device license sales, which have a duration equal to the life of the associated appliance based on an estimate of approximately five years. In addition, starting in fiscal 2021, we began compensating our sales force based on ACV instead of total contract value, and the shift to an ACV-based sales compensation plan incentivizes sales representatives to maximize ACV and minimize discounts, which may further compress the average term of our subscription term-based licenses. Furthermore, our customers may decide to purchase our software solutions on shorter subscription terms than they have historically, and/or request to only pay for the initial year of a multi-year subscription term upfront, which could negatively impact our billings, revenue and cash flow in a given period when compared to historical life-of-device or multiple-year term-based license sales.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Adoption of Our Products

The public cloud and, more recently, hybrid cloud paradigms, have changed IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources, which represent a major architectural shift and business model evolution. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform. This includes our newer products outside of our core hyperconverged infrastructure offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our enterprise cloud platform represents and the relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles. We hope to compress and stabilize these sales cycles as market adoption increases, as we gain leverage with our channel partners, as we continue to educate the market about our subscription-based business model and as our sales and marketing efforts evolve. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.

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

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of July 31, 2023, approximately 74% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 7.8x greater, on average, than their initial order. This number increases to approximately 25.8x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2023. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our business and operating results will depend on our ability to retain and sell additional solutions to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our transition to a subscription-based business model and product transitions may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. For example, in August 2022, we announced a plan to reduce our global headcount by approximately 4%, primarily in sales and marketing, as part of our efforts to drive toward profitable growth. In recent years, we have also seen higher-than-normal attrition among our sales representatives, and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity. As a result, our sales and marketing expense will fluctuate, and may decline, in the near-term.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes"), our 2.50% convertible senior notes due 2026 (the "2026 Notes") and our 0.25% convertible senior notes due 2027 (the "2027 Notes"), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes, debt extinguishment costs, interest income related to our short-term investments, and foreign currency exchange gains or losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets and a partial valuation allowance related to certain foreign net operating losses due to the uncertainty of the ultimate realization of the future benefits of those assets.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the fiscal years presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Revenue:
Product	$705,804	$757,623	$912,114
Support, entitlements and other services	688,560	823,173	950,781
Total revenue	1,394,364	1,580,796	1,862,895
Cost of revenue:
Product (1)(2)	55,287	55,602	51,107
Support, entitlements and other services (1)	236,619	265,554	281,080
Total cost of revenue	291,906	321,156	332,187
Gross profit	1,102,458	1,259,640	1,530,708
Operating expenses:
Sales and marketing (1)(2)	1,052,779	979,075	924,696
Research and development (1)	558,008	572,999	580,961
General and administrative (1)	153,782	166,418	232,201
Total operating expenses	1,764,569	1,718,492	1,737,858
Loss from operations	(662,111)	(458,852)	(207,150)
Other expense, net	(354,991)	(320,830)	(26,435)
Loss before provision for income taxes	(1,017,102)	(779,682)	(233,585)
Provision for income taxes	18,487	19,264	20,975
Net loss	$(1,035,589)	$(798,946)	$(254,560)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$6,023	$7,379	$7,966
Support, entitlements and other services cost of revenue	24,460	30,846	26,611
Sales and marketing	122,815	104,592	82,758
Research and development	150,856	143,759	139,073
General and administrative	54,391	56,670	55,337
Total stock-based compensation expense	$358,545	$343,246	$311,745

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$14,776	$13,579	$9,870
Sales and marketing	2,604	2,604	827
Total amortization of intangible assets	$17,380	$16,183	$10,697

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2021	2022	2023
	(as a percentage of total revenue)
Revenue:
Product	50.6%	47.9%	49.0%
Support, entitlements and other services	49.4%	52.1%	51.0%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.9%	3.5%	2.7%
Support, entitlements and other services	17.0%	16.8%	15.1%
Total cost of revenue	20.9%	20.3%	17.8%
Gross profit	79.1%	79.7%	82.2%
Operating expenses:
Sales and marketing	75.5%	61.9%	49.6%
Research and development	40.0%	36.2%	31.2%
General and administrative	11.0%	10.5%	12.5%
Total operating expenses	126.5%	108.6%	93.3%
Loss from operations	(47.4)%	(28.9)%	(11.1)%
Other expense, net	(25.5)%	(20.3)%	(1.4)%
Loss before provision for income taxes	(72.9)%	(49.2)%	(12.5)%
Provision for income taxes	1.3%	1.2%	1.1%
Net loss	(74.2)%	(50.4)%	(13.6)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Fiscal Years Ended July 31, 2021, 2022 and 2023

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Product	$705,804	$757,623	$51,819	7%	$757,623	$912,114	$154,491	20%
Support, entitlements and other services	688,560	823,173	134,613	20%	823,173	950,781	127,608	16%
Total revenue	$1,394,364	$1,580,796	$186,432	13%	$1,580,796	$1,862,895	$282,099	18%

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
U.S.	$758,128	$887,141	$129,013	17%	$887,141	$1,039,294	$152,153	17%
Europe, the Middle East and Africa	320,837	374,186	53,349	17%	374,186	471,367	97,181	26%
Asia Pacific	260,637	274,373	13,736	5%	274,373	309,138	34,765	13%
Other Americas	54,762	45,096	(9,666)	(18)%	45,096	43,096	(2,000)	(4)%
Total revenue	$1,394,364	$1,580,796	$186,432	13%	$1,580,796	$1,862,895	$282,099	18%

Product revenue increased year-over-year for both fiscal 2022 and fiscal 2023 due primarily to increases in software revenue resulting from growth in software renewals due to our transition to selling subscription term-based licenses and an increased adoption of our products, partially offset by the impact of the shorter average contract terms resulting from this transition. The total average contract term was approximately 3.4 years, 3.2 years and 3.0 years for fiscal 2021, 2022 and 2023, respectively. Total average contract term represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased year-over-year for both fiscal 2022 and fiscal 2023 in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Cost of product revenue	$55,287	$55,602	$315	1%	$55,602	$51,107	$(4,495)	(8)%
Product gross margin	92.2%	92.7%			92.7%	94.4%
Cost of support, entitlements and other services revenue	$236,619	$265,554	$28,935	12%	$265,554	$281,080	$15,526	6%
Support, entitlements and other services gross margin	65.6%	67.7%			67.7%	70.4%
Total gross margin	79.1%	79.7%			79.7%	82.2%

Cost of product revenue

Cost of product revenue remained relatively flat year-over-year for fiscal 2022 due primarily to the fact that hardware revenue was also relatively flat. Cost of product revenue decreased year-over-year for fiscal 2023 due primarily to corresponding decreases in hardware revenue. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 0.5 percentage points, from 92.2% in fiscal 2021 to 92.7% in fiscal 2022, and by 1.7 percentage points, to 94.4% in fiscal 2023, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2022 and fiscal 2023 due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 2.1 percentage points, from 65.6% in fiscal 2021 to 67.7% in fiscal 2022, and by 2.7 percentage points to 70.4% in fiscal 2023, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$1,052,779	$979,075	$(73,704)	(7)%	$979,075	$924,696	$(54,379)	(6)%
Percent of total revenue	75.5%	61.9%			61.9%	49.6%

Sales and marketing expense decreased year-over-year for fiscal 2022 due primarily to lower marketing costs resulting from decreased spending and increased efficiencies, as well as lower personnel-related costs, driven by the 2% decrease in sales and marketing headcount from July 31, 2021 to July 31, 2022. The overall decrease in sales and marketing expense was partially offset by severance and other termination benefit costs accrued in August 2022 related to the reduction in force announced in the first quarter of fiscal 2023, savings in the prior year period due to the company-wide furlough week during the first quarter of fiscal 2021, and an increase in commissions expense as a result of the increase in revenue.

Sales and marketing expense decreased year-over-year for fiscal 2023 due primarily to lower personnel-related costs, driven by the 8% decrease in sales and marketing headcount from July 31, 2022 to July 31, 2023, as well as lower marketing costs. The overall decrease in sales and marketing expense was partially offset by higher travel and event-related costs, as meetings and events continue to transition from virtual to in-person.

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Research and development	$558,008	$572,999	$14,991	3%	$572,999	$580,961	$7,962	1%
Percent of total revenue	40.0%	36.2%			36.2%	31.2%

Research and development expense increased year-over-year for both fiscal 2022 and fiscal 2023 due primarily to higher personnel-related costs resulting from growth in our R&D headcount, which grew 13% from July 31, 2021 to July 31, 2022 and 6% from July 31, 2022 to July 31, 2023, partially offset by lower stock-based compensation expense resulting from terminations during the period and lower technical costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
General and administrative	$153,782	$166,418	$12,636	8%	$166,418	$232,201	$65,783	40%
Percent of total revenue	11.0%	10.5%			10.5%	12.5%

General and administrative expense increased year-over-year for fiscal 2022 due primarily to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 17% from July 31, 2021 to July 31, 2022.

General and administrative expense increased year-over-year for fiscal 2023 due primarily to charges of $71.0 million for the proposed settlement of the securities class actions, partially offset by $39.9 million for amounts recoverable under our applicable insurance policies, as well as costs incurred related to the recently completed Audit Committee investigation. The increase in G&A expense was also due to an increase in personnel-related costs resulting from growth in our G&A headcount, which grew 13% from July 31, 2022 to July 31, 2023. For additional information regarding the securities class actions, refer to Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Interest income, net	$4,067	$4,765	$(698)	(17)%	$4,765	$38,427	$(33,662)	(706)%
Change in fair value of derivative liability	(269,265)	(198,038)	(71,227)	(26)%	(198,038)	—	(198,038)	(100)%
Amortization of debt discount and issuance costs and interest expense	(79,932)	(60,734)	(19,198)	(24)%	(60,734)	(64,113)	3,379	6%
Debt extinguishment costs	—	(64,911)	64,911	100%	(64,911)	—	(64,911)	(100)%
Other	(9,861)	(1,912)	(7,949)	(81)%	(1,912)	(749)	(1,163)	(61)%
Other expense, net	$(354,991)	$(320,830)	$(34,161)	(10)%	$(320,830)	$(26,435)	$(294,395)	(92)%

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

The decrease in other expense, net for fiscal 2023 was due primarily to the fair value of the derivative liability related to the 2026 Notes, which was reclassified to equity during the first quarter of fiscal 2022, the debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes, the $11.0 million gain on our divestiture of Frame Desktop-as-a-Service ("Frame"), and an increase in interest income on our investments.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2021	2022	$	%	2022	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$18,487	$19,264	$777	4%	$19,264	$20,975	$1,711	9%

The year-over-year increase in the provision for income taxes in fiscal 2022 and fiscal 2023 was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and marketable securities and net accounts receivable. As of July 31, 2023, we had $512.9 million of cash and cash equivalents, $2.8 million of restricted cash and $924.5 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of July 31, 2023, we had accounts receivable of $157.3 million, net of allowances of $0.7 million.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Due to investments in our business as well as the potential cash flow impacts resulting from our transition to a subscription-based business model, our operating and free cash flow may continue to fluctuate during the next 12 months. Notwithstanding that fact, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, including share repurchases, and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our transition to a subscription-based business model.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. The program may be modified, suspended or discontinued at any time. For more information on the share repurchase program, refer to Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Net cash (used in) provided by operating activities	$(99,810)	$67,543	$272,403
Net cash used in investing activities	(597,153)	(54,189)	(49,785)
Net cash provided by (used in) financing activities	663,845	103,635	(112,709)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,118)	$116,989	$109,909

Cash Flows from Operating Activities

Net cash used in operating activities was $99.8 million for fiscal 2021 and net cash provided by operating activities was $67.5 million and $272.4 million for fiscal 2022 and fiscal 2023, respectively, representing improvements of $167.4 million and $204.9 million, respectively, as compared to the respective prior year periods. The increases in cash generated from operating activities for fiscal 2022 and fiscal 2023 were due primarily to decreases in our net loss from operations.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in investing activities of $49.8 million for fiscal 2023 consisted of $955.3 million of short-term investment purchases and $65.4 million of purchases of property and equipment, partially offset by $965.0 million of maturities of short-term investments and $5.9 million in proceeds from the Frame divestiture.

Cash Flows from Financing Activities

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

Net cash used in financing activities of $112.7 million for fiscal 2023 consisted of $145.7 million used to repay the 2023 Notes at maturity, $10.2 million of taxes paid related to the net share settlement of equity awards, and $3.3 million of payments for finance lease obligations, partially offset by $46.5 million of proceeds from the sale of shares through employee equity incentive plans.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of July 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,372,569	$—	$—	$1,372,569	$—
Interest on convertible senior notes (1)	8,292	759	—	7,533	—
Operating leases (undiscounted basis) (2)	119,900	33,830	32,601	28,420	25,049
Other commitments (3)	99,992	88,178	8,995	2,819	—
Guarantees with contract manufacturers	45,288	45,288	—	—	—
Total	$1,646,041	$168,055	$41,596	$1,411,341	$25,049

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

As of July 31, 2023, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $51.3 million, $58.5 million and $60.8 million for fiscal 2021, 2022 and 2023, respectively. The increase in this hypothetical change in fiscal 2023 is due to an increase in our expenses denominated in foreign currencies due to the continued growth of our business internationally. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows, for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 21, 2023, expressed an adverse opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 3 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $912.1 million and support, entitlements, and other services was $950.8 million for the year ended July 31, 2023.

Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:

•
Determination of whether promised goods or services are capable of being distinct and are distinct in the context of the Company’s customer contracts which leads to whether they should be accounted for as individual or combined performance obligations.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2023

We have served as the Company’s auditor since 2013.

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2022	July 31, 2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$402,850	$512,929
Short-term investments	921,429	924,466
Accounts receivable, net of allowances of $644 and $733, respectively	124,559	157,251
Deferred commissions—current	115,356	120,001
Prepaid expenses and other current assets	93,787	147,087
Total current assets	1,657,981	1,861,734
Property and equipment, net	113,440	111,865
Operating lease right-of-use assets	118,740	93,554
Deferred commissions—non-current	252,234	237,990
Intangible assets, net	15,829	4,893
Goodwill	185,260	184,938
Other assets—non-current	22,265	31,941
Total assets	$2,365,749	$2,526,915
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$44,931	$29,928
Accrued compensation and benefits	149,811	143,679
Accrued expenses and other current liabilities	59,568	109,269
Deferred revenue—current	720,993	823,665
Operating lease liabilities—current	39,801	29,567
Convertible senior notes, net—current	145,456	—
Total current liabilities	1,160,560	1,136,108
Deferred revenue—non-current	724,545	771,367
Operating lease liabilities—non-current	89,782	68,940
Convertible senior notes, net	1,156,205	1,218,165
Other liabilities—non-current	35,161	39,754
Total liabilities	3,166,253	3,234,334
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2022 and 2023; no shares issued and outstanding as of July 31, 2022 and 2023	—	—
Common stock, par value of $0.000025 per share—1,042,004 (1,000,000 Class A, 42,004 Class B) and 1,000,000 Class A shares authorized as of July 31, 2022 and 2023, respectively; 226,938 and 239,607 Class A shares issued and outstanding as of July 31, 2022 and 2023, respectively	6	6
Additional paid-in capital	3,583,928	3,930,668
Accumulated other comprehensive loss	(6,076)	(5,171)
Accumulated deficit	(4,378,362)	(4,632,922)
Total stockholders’ deficit	(800,504)	(707,419)
Total liabilities and stockholders’ deficit	$2,365,749	$2,526,915

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands, except per share data)
Revenue:
Product	$705,804	$757,623	$912,114
Support, entitlements and other services	688,560	823,173	950,781
Total revenue	1,394,364	1,580,796	1,862,895
Cost of revenue:
Product	55,287	55,602	51,107
Support, entitlements and other services	236,619	265,554	281,080
Total cost of revenue	291,906	321,156	332,187
Gross profit	1,102,458	1,259,640	1,530,708
Operating expenses:
Sales and marketing	1,052,779	979,075	924,696
Research and development	558,008	572,999	580,961
General and administrative	153,782	166,418	232,201
Total operating expenses	1,764,569	1,718,492	1,737,858
Loss from operations	(662,111)	(458,852)	(207,150)
Other expense, net	(354,991)	(320,830)	(26,435)
Loss before provision for income taxes	(1,017,102)	(779,682)	(233,585)
Provision for income taxes	18,487	19,264	20,975
Net loss	$(1,035,589)	$(798,946)	$(254,560)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	$(5.02)	$(3.62)	$(1.09)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders—basic and diluted (1)	206,475	220,529	233,247

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 9 for further details.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Net loss	$(1,035,589)	$(798,946)	$(254,560)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(2,038)	(6,068)	905
Comprehensive loss	$(1,037,627)	$(805,014)	$(253,655)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Fiscal Year Ended July 31, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
	(in thousands)
Balance - July 31, 2020	201,949	$5	$2,245,180	$2,030	$(2,529,791)	$(282,576)
Issuance of common stock through employee equity incentive plans	13,457	—	15,601	—	—	15,601
Issuance of common stock from ESPP purchase	3,980	—	50,167	—	—	50,167
Repurchase and retirement of common stock	(5,176)	—	(54,176)	—	(70,903)	(125,079)
Stock-based compensation	—	—	358,545	—	—	358,545
Other comprehensive loss	—	—	—	(2,038)	—	(2,038)
Net loss	—	—	—	—	(1,035,589)	(1,035,589)
Balance - July 31, 2021	214,210	5	2,615,317	(8)	(3,636,283)	(1,020,969)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	11,270	1	6,479	—	—	6,480
Issuance of common stock from ESPP purchase	2,827	—	62,633	—	—	62,633
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	343,246	—	—	343,246
Other comprehensive loss	—	—	—	(6,068)	—	(6,068)
Net loss	—	—	—	—	(798,946)	(798,946)
Balance - July 31, 2022	226,938	6	3,583,928	(6,076)	(4,378,362)	(800,504)
Issuance of common stock through employee equity incentive plans	10,895	—	3,700	—	—	3,700
Issuance of common stock from ESPP purchase	2,187	—	41,509	—	—	41,509
Shares withheld related to net share settlement of equity awards	(413)	—	(10,214)	—	—	(10,214)
Stock-based compensation	—	—	311,745	—	—	311,745
Other comprehensive income	—	—	—	905	—	905
Net loss	—	—	—	—	(254,560)	(254,560)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,035,589)	$(798,946)	$(254,560)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	94,373	87,952	76,388
Stock-based compensation	358,545	343,246	311,745
Change in fair value of derivative liability	269,265	198,038	—
Loss on debt extinguishment	—	64,910	—
Amortization of debt discount and issuance costs	63,859	40,233	42,636
Operating lease cost, net of accretion	34,757	36,905	35,357
Early exit of lease-related assets	1,420	597	(1,040)
Gain on Frame divestiture	—	—	(10,957)
Non-cash interest expense	16,074	19,270	19,757
Other	6,380	9,282	(11,388)
Changes in operating assets and liabilities:
Accounts receivable, net	64,483	60,998	(25,885)
Deferred commissions	(127,891)	(24,170)	9,599
Prepaid expenses and other assets	4,057	(36,166)	(59,243)
Accounts payable	(5,762)	(1,461)	(9,600)
Accrued compensation and benefits	50,916	(19,674)	(6,027)
Accrued expenses and other liabilities	16,153	5,457	53,191
Operating leases, net	(37,582)	(46,773)	(40,257)
Deferred revenue	126,732	127,845	142,687
Net cash (used in) provided by operating activities	(99,810)	67,543	272,403
Cash flows from investing activities:
Maturities of investments	784,176	1,058,116	965,040
Purchases of investments	(1,392,737)	(1,081,246)	(955,330)
Sales of investments	70,055	17,999	—
Proceeds from Frame divestiture	—	—	5,909
Purchases of property and equipment	(58,647)	(49,058)	(65,404)
Net cash used in investing activities	(597,153)	(54,189)	(49,785)
Cash flows from financing activities:
Repayment of convertible notes	—	—	(145,704)
Payments of debt extinguishment costs	—	(14,709)	—
Proceeds from unwinding of convertible note hedges	—	39,880	—
Payments for unwinding of warrants	—	(18,390)	—
Proceeds from sales of shares through employee equity incentive plans	65,766	67,826	46,501
Taxes paid related to net share settlement of equity awards	—	—	(10,214)
Proceeds from the issuance of convertible notes, net of issuance costs	723,617	88,687	—
Repurchases of common stock	(125,079)	(58,570)	—
Payment of finance lease obligations	(459)	(1,089)	(3,292)
Net cash provided by (used in) financing activities	663,845	103,635	(112,709)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,118)	$116,989	$109,909
Cash, cash equivalents and restricted cash—beginning of period	321,991	288,873	405,862
Cash, cash equivalents and restricted cash—end of period	$288,873	$405,862	$515,771
Restricted cash (1)	3,150	3,012	2,842
Cash and cash equivalents—end of period	$285,723	$402,850	$512,929
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,639	$20,353	$30,781
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$12,832	$17,139	$15,754
Finance lease liabilities arising from obtaining right-of-use assets	$8,299	$10,491	$13,240

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

We provide a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, container-based modern applications, and analytics applications, between on-premises and public clouds. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.

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

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2021, 2022 and 2023, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of
	Fiscal Year Ended July 31,			July 31, 2022	July 31, 2023
Partners	2021	2022	2023
Partner A	15%	15%	16%	11%	19%
Partner B	32%	33%	32%	26%	17%
Partner C	(1)	(1)	(1)	(1)	11%
Partner D	10%	11%	10%	(1)	(1)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. The carrying amounts reported in our consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes") was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. The fair value of the 2.50% convertible senior notes due 2026 is determined based on a binomial model. The fair value of the 0.25% convertible senior notes due 2027 (the "2027 Notes") is determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.

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

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Allowance for credit losses—beginning balance	$804	$892	$644
Charged to allowance for credit losses	655	200	212
Recoveries	(286)	(80)	(123)
Write-offs	(281)	(368)	—
Allowance for credit losses—ending balance	$892	$644	$733

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

Leases

We determine if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date when the leased assets are made available for our use. Operating leases are included in operating lease right-of-use assets, operating lease liabilities—current and operating lease liabilities—non-current in our consolidated balance sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other liabilities—non-current in our consolidated balance sheets.

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

Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and trade names, resulting from business combinations. Finite-lived intangible assets are recorded at fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of product revenue and sales and marketing expense in the accompanying consolidated statements of operations. Amounts included in sales and marketing expense relate to customer relationships and trade names.

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

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2021, 2022 or 2023.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on our consolidated balance sheets, was $9.5 million and $16.3 million as of July 31, 2022 and 2023, respectively.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2022 and 2023 is presented in the accompanying consolidated balance sheets.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development

Our research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation and allocated facilities, IT, and recruiting costs. Research and development costs are expensed as incurred. Currently, we expense the software development costs incurred in the research and development of new products and enhancements to existing products as incurred, as from the inception of the product development, our software products are primarily intended to be marketed and sold to customers on-premises, either standalone and/or with other product offerings.

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in the accompanying consolidated statements of operations. During the fiscal years ended July 31, 2021, 2022 and 2023, we recognized foreign currency losses of $8.9 million, $3.2 million and $1.6 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred in our consolidated statements of operations. During the fiscal years ended July 31, 2021, 2022 and 2023, advertising expense was $22.1 million, $13.7 million and $11.6 million, respectively.

Frame Divestiture

In May 2023, we sold our Frame Desktop-as-a-Service business. As consideration for the sale, the buyer paid $7.0 million cash, adjusted by increases for the closing cash balance of the Frame business and the amount by which the closing working capital exceeded the working capital target, and reductions for closing expenses, the amount by which the closing working capital target exceeds the working capital, and any severance expenses associated with Frame employees who were terminated at or following the close of the transaction at the direction of the buyer, and a $5.0 million interest-bearing convertible note, which had a fair value of $5.7 million as of the closing date of the transaction. The fair value of all consideration received exceeded the carrying amount of the Frame business upon closing, resulting in a gain of $11.0 million, which is included within other expense, net in our consolidated statement of operations for the fiscal year ended July 31, 2023.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Under ASU 2020-06, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate. ASU 2020-06 also provides for certain disclosures with regard to convertible instruments and associated fair values. We early adopted the new standard using the modified retrospective method effective August 1, 2021 and have not changed any previously disclosed amounts or provided additional disclosures for the comparative periods.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2. CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the completed Audit Committee investigation, as initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023, and subsequent to the issuance of the condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, we discovered an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have corrected the accompanying consolidated financial statements as of July 31, 2022 and for the fiscal years ended July 31, 2021 and 2022, from amounts previously reported to reflect the correction of this error. The correction reflects our estimates of future payments for past non-compliant use of third-party software. Actual amounts may vary materially from these estimates.

The following tables summarize the effects of the correction:

	As of July 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Balance Sheet:
Accrued expenses and other current liabilities	$49,232	$10,336	$59,568
Total current liabilities	$1,150,224	$10,336	$1,160,560
Total liabilities	$3,155,917	$10,336	$3,166,253
Accumulated deficit	$(4,368,026)	$(10,336)	$(4,378,362)
Total stockholders’ deficit	$(790,168)	$(10,336)	$(800,504)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended July 31, 2021
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Operations:
Sales and marketing	$1,052,508	$271	$1,052,779
Research and development	$556,950	$1,058	$558,008
Total operating expenses	$1,763,240	$1,329	$1,764,569
Loss from operations	$(660,782)	$(1,329)	$(662,111)
Loss before provision for income taxes	$(1,015,773)	$(1,329)	$(1,017,102)
Net loss	$(1,034,260)	$(1,329)	$(1,035,589)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(5.01)	$(0.01)	$(5.02)

	Fiscal Year Ended July 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Operations:
Sales and marketing	$978,704	$371	$979,075
Research and development	$571,962	$1,037	$572,999
Total operating expenses	$1,717,084	$1,408	$1,718,492
Loss from operations	$(457,444)	$(1,408)	$(458,852)
Loss before provision for income taxes	$(778,274)	$(1,408)	$(779,682)
Net loss	$(797,538)	$(1,408)	$(798,946)
Net loss per share attributable to Class A and Class B common stockholders—basic and diluted	$(3.62)	$—	$(3.62)

	Fiscal Year Ended July 31, 2021
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Comprehensive Loss:
Net loss	$(1,034,260)	$(1,329)	$(1,035,589)
Comprehensive loss	$(1,036,298)	$(1,329)	$(1,037,627)

	Fiscal Year Ended July 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Comprehensive Loss:
Net loss	$(797,538)	$(1,408)	$(798,946)
Comprehensive loss	$(803,606)	$(1,408)	$(805,014)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Stockholders' Deficit:
Accumulated Deficit as of:
July 31, 2020	$(2,522,192)	$(7,599)	$(2,529,791)
July 31, 2021	$(3,627,355)	$(8,928)	$(3,636,283)
July 31, 2022	$(4,368,026)	$(10,336)	$(4,378,362)

Total Stockholders' Deficit as of:
July 31, 2020	$(274,977)	$(7,599)	$(282,576)
July 31, 2021	$(1,012,041)	$(8,928)	$(1,020,969)
July 31, 2022	$(790,168)	$(10,336)	$(800,504)

	Fiscal Year Ended July 31, 2021
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Cash Flows:
Net loss	$(1,034,260)	$(1,329)	$(1,035,589)
Accrued expenses and other liabilities	$14,824	$1,329	$16,153

	Fiscal Year Ended July 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Consolidated Statement of Cash Flows:
Net loss	$(797,538)	$(1,408)	$(798,946)
Accrued expenses and other liabilities	$4,049	$1,408	$5,457

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Subscription	$1,243,621	$1,433,773	$1,730,848
Non-portable software	71,390	49,694	37,382
Hardware	6,259	5,585	2,824
Professional services	73,094	91,744	91,841
Total revenue	$1,394,364	$1,580,796	$1,862,895

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software-as-a-service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $639.3 million, $770.4 million and $905.8 million of our subscription revenue for fiscal 2021, 2022 and 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $604.3 million, $663.4 million and $825.0 million of our subscription revenue for fiscal 2021, 2022 and 2023, respectively.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2021	$1,312,923	$343,420
Additions (1)	1,713,411	229,524
Revenue/commissions recognized	(1,580,796)	(205,354)
Balance as of July 31, 2022	1,445,538	367,590
Additions (1)	2,012,389	187,381
Revenue/commissions recognized	(1,862,895)	(196,980)
Balance as of July 31, 2023	$1,595,032	$357,991

(1)
Includes both billed and unbilled amounts.

During the fiscal year ended July 31, 2022, we recognized revenue of approximately $592.6 million pertaining to amounts deferred as of July 31, 2021. During the fiscal year ended July 31, 2023, we recognized revenue of approximately $696.0 million pertaining to amounts deferred as of July 31, 2022.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms. Contracted not recognized revenue was approximately $1.8 billion as of July 31, 2023, of which we expect to recognize approximately 54% over the next 12 months, and the remainder thereafter.

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

Convertible note receivable

In May 2023, we sold our Frame Desktop-as-a-Service business. As part of the consideration for the sale, we received a $5.0 million interest-bearing convertible note. We have elected the fair value option for the convertible note and will record the changes in its fair value at each reporting period. As of July 31, 2023, the fair value of the convertible note was determined to be approximately $5.7 million. We consider this convertible note to be classified within Level III. The fair value is determined by considering the convertible note’s principal and accrued interest, as well as the convertible note’s option to convert into equity securities, using inputs including debt yields, volatility data, and the value of the underlying equity into which the convertible note could be converted.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2022
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets:
Cash equivalents:
Money market funds	$227,796	$—	$—	$227,796
Commercial paper	—	27,927	—	27,927
Short-term investments:
Corporate bonds	—	409,024	—	409,024
Commercial paper	—	317,738	—	317,738
U.S. Government securities	—	194,667	—	194,667
Total measured at fair value	$227,796	$949,356	$—	$1,177,152
Cash				147,127
Total cash, cash equivalents and short-term investments				$1,324,279

	As of July 31, 2023
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$211,319	$—	$—	$211,319
U.S. Government securities	—	6,999	—	6,999
Commercial paper	—	34,830	—	34,830
Short-term investments:
Corporate bonds	—	452,703	—	452,703
Commercial paper	—	215,219	—	215,219
U.S. Government securities	—	256,544	—	256,544
Total measured at fair value	$211,319	$966,295	$—	$1,177,614
Cash				259,781
Total cash, cash equivalents and short-term investments				$1,437,395
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,700	$5,700

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

	As of July 31, 2022		As of July 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2023 Notes	$145,456	$143,154	$—	$—
2026 Notes	589,200	759,086	649,630	1,043,889
2027 Notes	567,005	400,252	568,535	497,410
Total	$1,301,661	$1,302,492	$1,218,165	$1,541,299

The carrying value of the 2023 Notes as of July 31, 2022 was net of unamortized debt issuance costs of $0.2 million. In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the 2026 Notes as of July 31, 2022 and 2023 included $28.0 million and $47.6 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $169.4 million and $132.8 million, respectively, and unamortized debt issuance costs of $19.4 million and $15.2 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2022 and 2023 was net of unamortized debt issuance costs of $8.0 million and $6.5 million, respectively.

The total estimated fair value of the 2023 Notes was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. We considered the fair value of the 2023 Notes to be a Level II valuation due to the limited trading activity.

The total estimated fair value of the 2026 Notes is based on a binomial model. We consider the fair value of the 2026 Notes to be a Level III valuation, as the 2026 Notes are not publicly traded. The Level III inputs used are the same as those used to determine the estimated fair value of the associated derivative liability, as detailed below.

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes to be a Level II valuation due to the limited trading activity.

Derivative Liability

The conversion feature of the 2026 Notes represented an embedded derivative at inception. The 2026 Notes are not considered to be conventional debt and we determined that the embedded conversion feature was required to be bifurcated from the host debt and accounted for as a derivative liability, as the 2026 Notes were convertible into a variable number of shares until the conversion price became fixed in September 2021, based on the level of achievement of the associated financial performance metric. As such, the initial fair value of the derivative instrument was recorded as a liability in our consolidated balance sheet with the corresponding amount recorded as a discount to the 2026 Notes upon issuance. The derivative liability was considered a Level III valuation and was recorded at its estimated fair value at the end of each reporting period and as of September 15, 2021, when the conversion price became fixed, with the change in fair value recognized within other expense, net in our consolidated statements of operations.

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

NOTE 5. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2022 and 2023, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2022 and 2023, we did not record any credit losses for these investments.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2023
(in thousands)
Due within one year	$692,372
Due in one to two years	232,094
Total	$924,466

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2022	2023
	(in thousands)
Prepaid operating expenses	$48,842	$84,998
VAT receivables	7,514	5,954
Other current assets	37,431	56,135
Total prepaid expenses and other current assets	$93,787	$147,087

The increase in prepaid expenses and other current assets from July 31, 2022 to July 31, 2023 was due primarily to the insurance receivable and settlement payment made to escrow related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.

Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	As of July 31,
	Useful Life	2022	2023
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$341,536	$390,378
Demonstration units	12	61,914	60,985
Leasehold improvements	(1)	61,443	64,667
Furniture and fixtures	60	16,508	16,132
Total property and equipment, gross		481,401	532,162
Less: accumulated depreciation		(367,961)	(420,297)
Total property and equipment, net		$113,440	$111,865

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $76.5 million, $69.3 million and $63.3 million for the fiscal years ended July 31, 2021, 2022 and 2023, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of July 31,
	2022	2023
	(in thousands)
Developed technology	$79,300	$78,267
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	92,330	91,297
Less:
Accumulated amortization of developed technology	(64,344)	(73,411)
Accumulated amortization of customer relationships	(8,074)	(8,823)
Accumulated amortization of trade name	(4,083)	(4,170)
Total accumulated amortization	(76,501)	(86,404)
Total intangible assets, net	$15,829	$4,893

Amortization expense related to our intangible assets is being recognized in our consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2022	2023
	(in thousands)
Intangible assets, net—beginning balance	$32,012	$15,829
Amortization of intangible assets (1)	(16,183)	(10,697)
Divestiture of Frame intangible assets	—	(239)
Intangible assets, net—ending balance	$15,829	$4,893

(1)
Represents amortization expense related to intangible assets recognized during the year in our consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2024	$3,130
2025	1,763
Total	$4,893

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2021	$185,260
Balance at July 31, 2022	$185,260
Adjustment for Frame divestiture	(322)
Balance at July 31, 2023	$184,938

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of July 31,
	2022	2023
	(in thousands)
Accrued commissions	$32,886	$36,882
Accrued vacation	23,140	24,840
Payroll taxes payable	21,060	17,427
Accrued bonus	9,782	16,404
Accrued benefits	11,774	12,391
Accrued wages and taxes	20,807	11,485
Contributions to ESPP withheld	19,174	10,145
Other	11,188	14,105
Total accrued compensation and benefits	$149,811	$143,679

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2022	2023
	(in thousands)
Litigation settlement reserves	$9,750	$71,000
Software usage liability	10,336	11,248
Income taxes payable	13,206	2,185
Accrued professional services	5,499	1,978
Other	20,777	22,858
Total accrued expenses and other current liabilities	$59,568	$109,269

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The increase in accrued expenses and other current liabilities from July 31, 2022 to July 31, 2023 was due primarily to an increase in the litigation settlement reserve related to our securities class action lawsuit. For additional details on this legal proceeding, refer to Note 8.
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

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The 2023 Notes consisted of the following:

	As of July 31,
	2022	2023
	(in thousands)
Principal amounts:
Principal	$145,704	$145,704
Unamortized debt issuance costs (1)	(248)	—
Repayment of convertible senior notes	—	(145,704)
Net carrying amount	$145,456	$—

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2023 Notes using the effective interest rate method. The effective interest rate was 0.41%.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Interest expense related to amortization of debt discount	$31,682	$—	$—
Interest expense related to amortization of debt issuance costs	1,767	844	248
Total interest expense	$33,449	$844	$248

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2021, in connection with the exchange and repurchase transactions described above, we terminated portions of the convertible note hedge transactions and warrant transactions previously entered into with certain financial institutions in connection with the issuance of the 2023 Notes. The net effect of these unwind transactions was a $21.5 million cash payment received, consisting of an $18.4 million payment for the warrant unwind and the receipt of $39.9 million from the hedge unwind. The amounts paid and received as part of the unwind transactions were recorded to additional paid-in capital within the consolidated balance sheet.

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

The 2026 Notes consisted of the following:

	As of July 31,
	2022	2023
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	27,997	47,569
Unamortized debt discount (conversion feature) (1)	(169,438)	(132,769)
Unamortized debt issuance costs (1)	(19,359)	(15,170)
Net carrying amount	$589,200	$649,630

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of July 31, 2023, the remaining life of the 2026 Notes was approximately 3.1 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Interest expense related to amortization of debt discount	$27,291	$34,180	$36,668
Interest expense related to amortization of debt issuance costs	3,119	3,906	4,189
Non-cash interest expense	16,074	19,270	19,757
Total interest expense	$46,484	$57,356	$60,614

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through July 31, 2023 and was recognized within other expense, net in our consolidated statement of operations and other liabilities–non-current in our consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accounting for the exchange of convertible notes, we evaluated whether the transaction should be treated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2027 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. The $64.9 million difference between the total reacquisition price paid and the net carrying amount of the 2023 Notes was recognized as a debt extinguishment loss within other expense, net in our consolidated statement of operations.

The 2027 Notes consisted of the following:

	As of July 31,
	2022	2023
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(7,995)	(6,465)
Net carrying amount	$567,005	$568,535

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of July 31, 2023, the remaining life of the 2027 Notes was approximately 4.2 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Fiscal Year Ended July 31,
	2022	2023
	(in thousands)
Contractual interest expense	$1,229	$1,720
Interest expense related to amortization of debt issuance costs	1,302	1,530
Total interest expense	$2,531	$3,250

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

Total operating lease cost was $42.6 million, $43.3 million and $42.4 million for the fiscal years ended July 31, 2021, 2022 and 2023, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.7 million, $2.4 million, and $3.9 million for the fiscal years ended July 31, 2021, 2022 and 2023, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2021, we recorded additional impairment charges related to certain international office spaces, as well as an impairment charge related to an office space in the United States. We recorded a $1.4 million net impairment in our consolidated statement of operations for the fiscal year ended July 31, 2021. Of the $1.4 million impairment, approximately $0.5 million related to the impairment of our operating lease right-of-use assets and approximately $0.9 million related to the impairment of leasehold improvements. Additional charges related to asset impairments may be recorded in the future.

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

During fiscal 2023, we signed agreements to early exit certain office spaces in the United States and the Netherlands. The reductions in the lease terms resulted in decreases to the carrying amounts of the operating lease liabilities and the operating lease right-of-use assets on our consolidated balance sheet as of July 31, 2023. In addition, we recorded $1.7 million of expense in our consolidated statement of operations for the fiscal year ended July 31, 2023.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2022	July 31, 2023
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$188,060	$181,226
Accumulated amortization	(69,320)	(87,672)
Operating lease right-of-use assets, net	$118,740	$93,554
Operating lease liabilities—current	$39,801	$29,567
Operating lease liabilities—non-current	89,782	68,940
Total operating lease liabilities	$129,583	$98,507
Weighted average remaining lease term (in years):	5.1	5.0
Weighted average discount rate:	5.7%	6.1%

	As of
	July 31, 2022	July 31, 2023
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$13,501	$18,279
Accumulated amortization (1)	(3,053)	(5,558)
Finance lease right-of-use assets, net (1)	$10,448	$12,721
Finance lease liabilities—current (2)	$2,685	$3,518
Finance lease liabilities—non-current (3)	7,806	9,722
Total finance lease liabilities	$10,491	$13,240
Weighted average remaining lease term (in years):	3.9	3.7
Weighted average discount rate:	5.9%	6.8%

(1)
Included in our consolidated balance sheets within property and equipment, net.
(2)
Included in our consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in our consolidated balance sheets within other liabilities—non-current.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow and other information related to leases is as follows:

	Fiscal Year Ended July 31,
	2022	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,509	$46,886
Financing cash flows from finance leases	$1,089	$4,757
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$55,797	$10,358
Finance leases	$4,529	$7,827

The undiscounted cash flows for our lease liabilities as of July 31, 2023 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2024	$33,927	$4,316	$38,243
2025	19,669	4,316	23,985
2026	14,685	3,614	18,299
2027	13,455	1,904	15,359
2028	13,655	916	14,571
Thereafter	21,549	—	21,549
Total lease payments	116,940	15,066	132,006
Less: imputed interest	(18,433)	(1,826)	(20,259)
Total lease obligation	98,507	13,240	111,747
Less: current lease obligations	(29,567)	(3,518)	(33,085)
Long-term lease obligations	$68,940	$9,722	$78,662

As of July 31, 2023, we had additional operating lease commitments of approximately $3.0 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2024, with lease terms of approximately five years.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2023, we had up to approximately $100.0 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $45.3 million in the form of guarantees to certain of our contract manufacturers.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint, the "Third Amended Complaint") and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint, the "First Amended Complaint"). On November 14, 2022, the defendants filed a motion to dismiss the Third Amended Complaint and the First Amended Complaint. On February 9, 2023, the plaintiffs and the defendants agreed to a mediator’s recommendation to settle these actions for a total of $71.0 million, which is accrued as of July 31, 2023 and included within accrued expenses and other current liabilities on our consolidated balance sheet. On May 19, 2023, the court granted its preliminary approval of the settlement and the notice to class members. In June 2023, the $31.1 million of settlement funds were deposited in escrow and are included within prepaid expenses and other current assets on our consolidated balance sheet as of July 31, 2023. A final settlement hearing is scheduled for October 4, 2023. The settlement accrual is partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which is included within prepaid expenses and other current assets on our consolidated balance sheet as of July 31, 2023. During the fiscal year ended July 31, 2023, we recorded charges of $38.7 million for the settlement and applicable legal fees, net of our insurance receivable.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 14, 2023, a purported federal securities class action complaint was filed in the United States District Court for the Northern District of California against us, two of our current officers, and a former officer. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The court has appointed a lead plaintiff for the putative class in this action, consisting of those who purchased or otherwise acquired our securities between September 21, 2021 and March 6, 2023, inclusive. In addition, on May 5, 2023, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, and aiding and abetting breach of fiduciary duties, based on similar underlying allegations contained in the purported federal securities class action complaint described above. The court has ordered that all proceedings in this stockholder derivative action be stayed pending the court's decision on any motion to dismiss in the federal securities class action. These cases are in their very early stages, and we are not able to determine what, if any, liabilities will attach to these complaints.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 9. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of the Company’s Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of July 31, 2023, we had one class of outstanding common stock consisting of Class A common stock. In December 2022, our stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation, which includes the removal of all provisions related to Class B common stock.

As of July 31, 2023, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of July 31, 2023, we had 239.6 million shares of Class A common stock issued and outstanding.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Reserved for Issuance

As of July 31, 2023, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2023
(in thousands)
Shares reserved for future equity grants	14,028
Shares underlying outstanding stock options	1,046
Shares underlying outstanding restricted stock units	24,774
Shares reserved for future employee stock purchase plan awards	12,617
Total	52,465

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2021 and 2022, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 10.7 million and 11.3 million shares, respectively, pursuant to these provisions. As of July 31, 2023, we had reserved a total of 39.8 million shares for the issuance of equity awards under the Stock Plans, of which 14.0 million shares were still available for grant. On August 1, 2023, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 12.0 million shares pursuant to the automatic increase provisions.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In October 2021, August 2022, and August 2023, the Compensation Committee of our Board of Directors granted approximately 0.4 million, 1.3 million, and 0.8 million MSUs, respectively, to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $46.20, $27.89, and $47.09, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years, 2.9 years, and 2.9 years, respectively, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms, but were not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of July 31, 2023, approximately 2.0 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Fiscal Year Ended July 31,
	2022		2023
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at beginning of period	21,708	$30.98	22,136	$29.81
Granted	15,575	$30.92	17,384	$19.91
Released	(9,626)	$32.68	(10,252)	$27.48
Forfeited	(5,521)	$32.55	(4,494)	$26.63
Outstanding at end of period	22,136	$29.81	24,774	$24.46

The aggregate grant date fair value of RSUs, including MSUs, vested was $317.4 million, $314.6 million and $281.8 million for the fiscal years ended July 31, 2021, 2022 and 2023, respectively.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2022				2023
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	3,334	$5.20	2.8	$102,740	1,689	$6.43	1.9	$14,707
Options granted	—	$—			—	$—
Options exercised	(1,643)	$3.94			(643)	$5.76
Options canceled/forfeited	(2)	$13.04			—	$—
Outstanding at end of period	1,689	$6.43	1.9	$14,707	1,046	$6.83	1.1	$24,451
Exercisable at end of period	1,689	$6.43	1.9	$14,707	1,046	$6.83	1.1	$24,451

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2021, 2022 and 2023 was $90.5 million, $35.0 million and $12.1 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $15.1 million, $6.5 million and $3.7 million for the fiscal years ended July 31, 2021, 2022 and 2023, respectively. The total grant date fair value of stock options vested was not material for the fiscal years ended July 31, 2021 and 2022. There were no stock options that vested during the fiscal year ended July 31, 2023. We did not grant any stock options during the fiscal years ended July 31, 2021, 2022 or 2023.

Employee Stock Purchase Plan

In December 2015, the Board adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 (the "Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. Our stockholders subsequently approved amendments to the Original 2016 ESPP in December 2019 and December 2022 (as amended, the "2016 ESPP"). Under the 2016 ESPP, the maximum number of shares of Class A common stock available for sale is 13.8 million shares.

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

During the fiscal year ended July 31, 2023, 2.2 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $41.5 million. As of July 31, 2023, 12.6 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2021	2022	2023
Expected term (in years)	0.77	0.81	0.74
Risk-free interest rate	0.1%	1.0%	4.3%
Volatility	56.9%	43.3%	59.8%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in our consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Cost of revenue:
Product	$6,023	$7,379	$7,966
Support, entitlements and other services	24,460	30,846	26,611
Sales and marketing	122,815	104,592	82,758
Research and development	150,856	143,759	139,073
General and administrative	54,391	56,670	55,337
Total stock-based compensation expense	$358,545	$343,246	$311,745

As of July 31, 2023, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $517.7 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 11. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represented approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. This headcount reduction was part of our efforts to drive toward profitable growth.

As of July 31, 2023, we recognized total restructuring charges of approximately $16.5 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the approximately $16.5 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.6 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our consolidated statements of operations.

During the fiscal quarter ended July 31, 2023, we did not make any cash payments. During the fiscal year ended July 31, 2023, we made cash payments of approximately $15.8 million. As of July 31, 2023, we had a remaining restructuring liability of approximately $0.6 million, included within accrued compensation and benefits in our consolidated balance sheet. We do not expect to record any material future charges related to this reduction in force.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. NET LOSS PER SHARE

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands, except per share data)
Numerator:
Net loss	$(1,035,589)	$(798,946)	$(254,560)
Denominator:
Weighted average shares—basic and diluted	206,475	220,529	233,247
Net loss per share attributable to common stockholders— basic and diluted	$(5.02)	$(3.62)	$(1.09)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the fiscal years presented because including them would have been antidilutive are as follows:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Outstanding stock options and RSUs	25,042	23,825	25,820
Employee stock purchase plan	2,838	2,511	1,122
Common stock issuable upon the conversion of the Notes	1,529	39,968	38,700
Contingently issuable shares pursuant to acquisitions	253	—	—
Total	29,662	66,304	65,642

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

NOTE 13. INCOME TAXES

Income Taxes

Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Domestic	$(1,067,636)	$(834,915)	$(294,093)
Foreign	50,534	55,233	60,508
Loss before provision for income taxes	$(1,017,102)	$(779,682)	$(233,585)

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
Current:
U.S. federal	$9	$13	$(568)
State and local	99	77	623
Foreign	21,801	21,578	21,952
Total current taxes	21,909	21,668	22,007
Deferred:
U.S. federal	24	23	24
State and local	—	—	—
Foreign	(3,446)	(2,427)	(1,056)
Total deferred taxes	(3,422)	(2,404)	(1,032)
Provision for income taxes	$18,487	$19,264	$20,975

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
U.S. federal income tax at statutory rate	$(213,670)	$(163,734)	$(49,053)
Change in valuation allowance	171,549	117,588	71,157
Non-deductible item on fair value remeasurement of derivative liability	56,546	41,589	—
Stock-based compensation	4,663	14,462	8,767
Effect of foreign operations	9,179	10,544	(4,896)
Research and development tax credits	(14,694)	(9,455)	(17,500)
Non-deductible expenses	1,739	6,646	5,090
Change in unrecognized tax benefit	2,631	655	1,840
State income taxes	99	77	623
Tax impact of Frame divestiture	—	—	4,569
Other	445	892	378
Total	$18,487	$19,264	$20,975

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal years ended July 31, 2021, 2022 and 2023, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2022	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$665,757	$606,483
Tax credit carryforward	184,376	229,429
Deferred revenue	170,243	175,975
Capitalized research expenses	25,403	136,668
Leases	38,843	28,587
Accruals and reserves	23,045	23,631
Stock-based compensation	17,631	17,028
Interest expense carryforward	32,692	5,166
Property and equipment	4,115	4,043
Other assets	23,412	24,347
Total deferred tax assets	1,185,517	1,251,357
Deferred tax liabilities:
Deferred commission expense	(86,253)	(84,421)
Convertible notes	(38,925)	(31,207)
Leases	(39,886)	(30,153)
Prepaid expenses	(2,290)	(1,966)
Property and equipment	(1,271)	(1,362)
Acquisition-related	(1,224)	(1,258)
Other	(3,142)	(11,808)
Total deferred tax liabilities	(172,991)	(162,175)
Valuation allowance	(1,002,546)	(1,078,355)
Net deferred tax assets	$9,980	$10,827

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.

The valuation allowance for deferred tax assets was $1.1 billion as of July 31, 2023. The net increase in the total valuation allowance for the fiscal years ended July 31, 2022 and 2023 was $83.9 million and $75.8 million, respectively.

As of July 31, 2023, we had approximately $2.7 billion of federal net operating loss carryforwards and $1.7 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2024. In addition, we had approximately $144.1 million of federal research credit carryforwards, $111.4 million of state research credit carryforwards and $29.5 million of foreign tax credit carryforwards available to reduce future tax liability. The federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2027.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2023, we held an aggregate of $262.5 million in cash and cash equivalents in our foreign subsidiaries, of which $110.9 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. It is not practical to estimate the withholding tax liability if these earnings were to be repatriated.

The 2017 Tax Cuts and Jobs Act requires research and development expenditures incurred for the tax year beginning after December 31, 2021 to be capitalized and amortized ratably over five years for domestic research and 15 years for international research. The impact of the mandatory capitalization requirement for the fiscal year ended July 31, 2023 was fully offset by our tax attributes carryover and full valuation allowance position.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act ("IRA") of 2022, which, among other things, implemented a 15% minimum tax on book income for certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. The provisions of the IRA had no impact on our income tax provision for the fiscal year ended July 31, 2023.

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2022	2023
	(in thousands)
Balance at the beginning of the year	$89,775	$90,673
Increases related to current year tax positions	3,499	4,635
Increases related to prior year tax positions	604	1,616
Decreases related to prior year tax positions	(2,263)	(29)
Lapse of statute of limitations/Settlements/Other	(942)	(1,033)
Balance at the end of the year	$90,673	$95,862

During the fiscal year ended July 31, 2023, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.

As of July 31, 2023, if uncertain tax positions are fully recognized in the future, it would result in a $14.8 million impact to our effective tax rate, primarily relating to positions in foreign jurisdictions, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2023, we had recognized $7.4 million of accrued interest and penalties related to uncertain tax positions.

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

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2021	2022	2023
	(in thousands)
U.S.	$758,128	$887,141	$1,039,294
Europe, the Middle East and Africa	320,837	374,186	471,367
Asia Pacific	260,637	274,373	309,138
Other Americas	54,762	45,096	43,096
Total revenue	$1,394,364	$1,580,796	$1,862,895

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of July 31,
	2022	2023
	(in thousands)
United States	$74,472	$78,404
International	38,968	33,461
Total long-lived assets	$113,440	$111,865

NOTE 15. SUBSEQUENT EVENT

Share Repurchase

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). As initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, our management identified a material weakness in our internal control over financial reporting. As described below, while our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated. Accordingly, based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2023. Notwithstanding this material weakness, our management concluded that our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework").

Our management has identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating the material weakness, our management has determined that the material weakness has not yet been fully remediated. As a result, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2023.

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

This material weakness resulted in an immaterial error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, which we have corrected prospectively as we issue future financial statements, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements.

Remediation Efforts to Address Material Weakness

Our management and the Audit Committee of our Board of Directors are committed to remediating the material weakness and strengthening our overall internal control over financial reporting. To this end, our management, with oversight from the Audit Committee, has implemented many of the remedial measures outlined in the remediation plan initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023 and remains in the process of implementing the remaining remedial measures. Our goal is to implement the remaining remedial measures by the end of the fiscal quarter ending January 31, 2024. To date, we have implemented the following remedial measures outlined in the remediation plan:

•
We have enhanced management’s quarterly sub-certification process related to non-compliant use of third-party software and increased the certifiers’ awareness of financial reporting implications of non-compliant use of third-party software.
•
We have enhanced management’s disclosure committee process related to non-compliant use of third-party software.
•
We have enhanced the finance department’s process for collecting information about unaccrued software expenditures and/or other potential unrecorded usage of third-party software.
•
We have educated business unit representatives on understanding potential items, activities or services that require accrual.
•
We have trained relevant employees on appropriate software acquisition and usage practices and software licensing compliance.
•
We have revised our code of business conduct and ethics to reinforce the importance of compliant use of third-party software.
•
We have provided additional training of, and communications to, employees to further promote ethical conduct and timely escalation of concerns.

The remaining remedial measures outlined in the remediation plan, which are being implemented as scheduled, include the following:

•
Completing the design and implementation of additional systems, processes and controls over third-party software license procurement, usage, and compliance.

Our management believes that the remediation measures described above will remediate the material weakness and strengthen our overall internal control over financial reporting. As our management continues to evaluate and work to enhance our internal control over financial reporting, our management may take additional measures to address control deficiencies or we may modify some of the remediation measures described above. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The effectiveness of our internal control over financial reporting as of July 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

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

Changes in Internal Control over Financial Reporting

Except for the remediation measures we have implemented to address the previously identified material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of July 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2023, of the Company and our report dated September 21, 2023, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The material weakness relates to design deficiencies in the information and communication component of the COSO framework, that also impacted the design and operating effectiveness of elements of the risk assessment and other components. In particular, controls were not designed and operating effectively to provide the information necessary for the risk assessment process to identify non-compliant use of third-party software as a risk of material misstatement in the Company’s financial reporting and did not effectively reinforce the importance of raising concerns about perceived unethical conduct in a timely manner. This resulted in the understatement of expenses for software licenses and support for prior periods.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended July 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 21, 2023

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On June 14, 2023, David Sangster, our Chief Operating Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Sangster’s plan provides for the sale of up to 101,474 shares of Class A common stock and up to 50% of the net shares that Mr. Sangster may receive from the vesting of certain outstanding awards of restricted stock units from time to time between September 13, 2023 through August 8, 2024. Due to pricing conditions in the plan and the vesting conditions of the awards, the number of shares actually sold under the plan may be less than the maximum number of shares that can be sold. The plan will expire on September 13, 2024, or earlier if all transactions under the plan are completed.

On June 22, 2023, Rajiv Ramaswami, our President and Chief Executive Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Ramaswami’s plan provides for the sale of up to 210,098 shares of Class A common stock upon vesting of restricted stock units and performance-based restricted stock units and up to 20% of the net shares that Mr. Ramaswami may receive from the vesting of certain outstanding awards of restricted stock units and performance-based restricted stock units from time to time between September 21, 2023 through August 8, 2024. Due to pricing conditions in the plan and the vesting conditions of the awards, the number of shares actually sold under the plan may be less than the maximum number of shares that can be sold. The plan will expire on September 23, 2024, or earlier if all transactions under the plan are completed.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders ("2023 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2023.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-37883	3.1	12/12/2022
3.2	Amended and Restated Bylaws.	8-K	001-37883	3.1	10/7/2022
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Description of Class A Common Stock.					X
4.5	Indenture, dated as of September 24, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.6	Form of 2.5% Convertible Senior Notes due 2026 (included in Exhibit 4.5)	8-K	001-37883	4.2	9/24/2020
4.7	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.8	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.7)	8-K	001-37883	4.2	9/23/2021
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation	10-Q	001-37883	10.1	6/2/2022
10.4+	Second Amendment to Second Amended and Restated Outside Director Compensation	10-Q	001-37883	10.1	12/7/2022
10.5+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.6+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.7+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.8+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2022) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.2	12/2/2021
10.9+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2023) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.8	9/21/2022
10.10+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2024) under the 2016 Equity Incentive Plan.					X

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	5/24/2023
10.12+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.13+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.14+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.15+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.16+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall.	10-Q	001-37883	10.1	3/15/2018
10.17+	Change of Control and Severance Policy.	10-K	001-37883	10.16	9/21/2022
10.18+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.19†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.20†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.3	12/10/2018
10.21	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.22†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.23†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022
10.24	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.25	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.26	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.28	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.29	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.30	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.31	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.34	9/21/2022
10.32	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.35	9/21/2022
10.33	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.34	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.35	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.36	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.37††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.38	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.39	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.42	9/21/2022
10.40	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.43	9/21/2022
10.41	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.42††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.43	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.44	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.45††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.46	Second Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.47	Third Amendment to the Office Lease, dated as of April 30, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.50	9/21/2022
10.48	Fourth Amendment to the Office Lease, dated as of June 15, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.51	9/21/2022
10.49	Fifth Amendment to the Office Lease, dated as of July 28, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.52	9/21/2022
10.50	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.51	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	Inline XBRL Taxonomy Extension Definition.					X
101.	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

NUTANIX, INC.

Date: September 21, 2023	By:	/s/ Rajiv Ramaswami
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

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	September 21, 2023
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2023
Rukmini Sivaraman

/s/ Craig Conway	Director	September 21, 2023
Craig Conway

/s/ Max de Groen	Director	September 21, 2023
Max de Groen

/s/ Virginia Gambale	Director	September 21, 2023
Virginia Gambale

/s/ Steven J. Gomo	Director	September 21, 2023
Steven J. Gomo

/s/ David Humphrey	Director	September 21, 2023
David Humphrey

/s/ Gayle Sheppard	Director	September 21, 2023
Gayle Sheppard

/s/ Brian M. Stevens	Director	September 21, 2023
Brian M. Stevens
/s/ Mark Templeton	Director	September 21, 2023
Mark Templeton