Form 10-Q
period 2023-10-31
Nutanix, Inc.
filed 2023-12-07
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of November 30, 2023, the registrant had 242,689,696 shares of Class A common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our future billings, revenue, cost of revenue and operating expenses, as well as changes in the cost of product revenue, component costs, contract durations, product gross margins and support, entitlements and other services revenue and changes in research and development, sales and marketing and general and administrative expenses;
•
our business plans, strategies, initiatives, objectives and outlook, as well as our ability to execute such plans, strategies, initiatives and objectives successfully and in a timely manner, and the benefits and impact of such plans, initiatives and objectives on our business, operations, and financial results, including any impact on our revenue and product mix, average contract duration lengths and discounting behavior;
•
our plans for, and the timing of, any current and future business model transitions, our ability to manage, complete or realize the benefits of such transitions successfully and in a timely manner, and the short-term and long-term impacts of such transitions on our business, operations and financial results;
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

•
our plans and expectations concerning the remediation of the material weakness previously identified by management;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2023	October 31, 2023
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$512,929	$612,462
Short-term investments	924,466	958,654
Accounts receivable, net of allowances of $733 and $1,360, respectively	157,251	133,716
Deferred commissions—current	120,001	126,195
Prepaid expenses and other current assets	147,087	86,920
Total current assets	1,861,734	1,917,947
Property and equipment, net	111,865	110,204
Operating lease right-of-use assets	93,554	96,301
Deferred commissions—non-current	237,990	226,698
Intangible assets, net	4,893	3,745
Goodwill	184,938	184,938
Other assets—non-current	31,941	30,807
Total assets	$2,526,915	$2,570,640
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,928	$35,795
Accrued compensation and benefits	143,679	136,258
Accrued expenses and other current liabilities	109,269	21,054
Deferred revenue—current	823,665	877,547
Operating lease liabilities—current	29,567	28,917
Total current liabilities	1,136,108	1,099,571
Deferred revenue—non-current	771,367	767,685
Operating lease liabilities—non-current	68,940	72,419
Convertible senior notes, net	1,218,165	1,239,189
Other liabilities—non-current	39,754	33,987
Total liabilities	3,234,334	3,212,851
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2023 and October 31, 2023; no shares issued and outstanding as of July 31, 2023 and October 31, 2023	—	—
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2023 and October 31, 2023; 239,607 and 243,052 Class A shares issued and outstanding as of July 31, 2023 and October 31, 2023, respectively	6	6
Additional paid-in capital	3,930,668	4,020,672
Accumulated other comprehensive loss	(5,171)	(4,375)
Accumulated deficit	(4,632,922)	(4,658,514)
Total stockholders’ deficit	(707,419)	(642,211)
Total liabilities and stockholders’ deficit	$2,526,915	$2,570,640

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2022	2023
	(in thousands, except per share data)
Revenue:
Product	$208,574	$246,922
Support, entitlements and other services	225,035	264,132
Total revenue	433,609	511,054
Cost of revenue:
Product	12,516	10,234
Support, entitlements and other services	69,979	71,725
Total cost of revenue	82,495	81,959
Gross profit	351,114	429,095
Operating expenses:
Sales and marketing	236,222	235,323
Research and development	149,443	151,975
General and administrative	46,104	47,503
Total operating expenses	431,769	434,801
Loss from operations	(80,655)	(5,706)
Other expense, net	(13,416)	(5,275)
Loss before provision for income taxes	(94,071)	(10,981)
Provision for income taxes	5,443	4,872
Net loss	$(99,514)	$(15,853)
Net loss per share attributable to Class A common stockholders —basic and diluted	$(0.44)	$(0.07)
Weighted average shares used in computing net loss per share attributable to Class A common stockholders —basic and diluted	228,544	241,490

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Net loss	$(99,514)	$(15,853)
Other comprehensive income (loss), net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	(3,642)	796
Comprehensive loss	$(103,156)	$(15,057)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2022
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,514)	(99,514)
Balance - October 31, 2022	230,108	$6	$3,685,805	$(9,718)	$(4,477,876)	$(801,783)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	$6	$4,020,672	$(4,375)	$(4,658,514)	$(642,211)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(99,514)	$(15,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,839	18,187
Stock-based compensation	80,955	83,998
Amortization of debt discount and issuance costs	10,477	11,055
Operating lease cost, net of accretion	8,722	7,872
Early exit of lease-related assets	(304)	—
Non-cash interest expense	4,894	5,017
Other	(776)	(4,044)
Changes in operating assets and liabilities:
Accounts receivable, net	40,838	23,656
Deferred commissions	15,213	5,098
Prepaid expenses and other assets	958	60,696
Accounts payable	(7,104)	3,953
Accrued compensation and benefits	(29,820)	(7,421)
Accrued expenses and other liabilities	(3,076)	(89,029)
Operating leases, net	(11,910)	(7,791)
Deferred revenue	36,121	50,079
Net cash provided by operating activities	65,513	145,473
Cash flows from investing activities:
Maturities of investments	267,667	248,980
Purchases of investments	(256,202)	(278,178)
Purchases of property and equipment	(19,702)	(13,020)
Net cash used in investing activities	(8,237)	(42,218)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	22,186	13,783
Repurchases of common stock	—	(17,513)
Payment of finance lease obligations	(1,856)	(637)
Net cash provided by (used in) financing activities	20,330	(4,367)
Net increase in cash, cash equivalents and restricted cash	$77,606	$98,888
Cash, cash equivalents and restricted cash—beginning of period	405,862	515,771
Cash, cash equivalents and restricted cash—end of period	$483,468	$614,659
Restricted cash (1)	2,851	2,197
Cash and cash equivalents—end of period	$480,617	$612,462
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,635	$8,134
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$10,748	$15,013
Finance lease liabilities arising from obtaining right-of-use assets	$9,822	$12,382

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

Principles of Consolidation and Significant Accounting Policies

The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the Securities and Exchange Commission ("SEC") on September 21, 2023. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2023 is derived from audited financial statements; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable—We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2022 and 2023, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,		July 31, 2023	October 31, 2023
Partners	2022	2023
Partner A	17%	15%	19%	19%
Partner B	32%	29%	17%	17%
Partner C	(1)	(1)	11%	11%
Partner D	13%	13%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, filed with the SEC on September 21, 2023, that have had a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

We have implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on our condensed consolidated financial statements.

NOTE 2. CORRECTION TO PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the completed Audit Committee investigation, as initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, and subsequent to the issuance of the condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, we discovered an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment for this error in the current period. As a result, we have corrected the accompanying condensed consolidated financial statements as of and for the three months ended October 31, 2022, from amounts previously reported to reflect the correction of this error. The correction reflects our estimates of future payments for past non-compliant use of third-party software. Actual amounts may vary materially from these estimates.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following tables summarize the effects of the correction:

	Three Months Ended October 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Operations:
Sales and marketing	$236,072	$150	$236,222
Research and development	$149,195	$248	$149,443
Total operating expenses	$431,371	$398	$431,769
Loss from operations	$(80,257)	$(398)	$(80,655)
Loss before provision for income taxes	$(93,673)	$(398)	$(94,071)
Net loss	$(99,116)	$(398)	$(99,514)
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(0.01)	$(0.44)

	Three Months Ended October 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Comprehensive Loss:
Net loss	$(99,116)	$(398)	$(99,514)
Comprehensive loss	$(102,758)	$(398)	$(103,156)

	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Stockholders' Deficit:
Accumulated Deficit as of:
October 31, 2022	$(4,467,142)	$(10,734)	$(4,477,876)

Total Stockholders' Deficit as of:
October 31, 2022	$(791,049)	$(10,734)	$(801,783)

Net Loss for the Three Months Ended:
October 31, 2022	$(99,116)	$(398)	$(99,514)

	Three Months Ended October 31, 2022
	As Previously Reported	Adjustments	As Corrected
	(in thousands)
Condensed Consolidated Statement of Cash Flows:
Net loss	$(99,116)	$(398)	$(99,514)
Accrued expenses and other liabilities	$(3,474)	$398	$(3,076)

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Subscription	$402,924	$479,478
Professional services	22,278	22,835
Other non-subscription product (1)	8,407	8,741
Total revenue	$433,609	$511,054

(1)
Prior to the fiscal quarter ended October 31, 2023, disclosed as Non-portable software and Hardware, as described below. The prior period has been updated to conform with current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software as a service ("SaaS") offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $213.4 million and $253.5 million of our subscription revenue for the three months ended October 31, 2022 and 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $189.5 million and $226.0 million of our subscription revenue for the three months ended October 31, 2022 and 2023, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $7.8 million and $8.1 million of non-portable software revenue for the three months ended October 31, 2022 and 2023, respectively, and $0.6 million and $0.6 million of hardware revenue for the three months ended October 31, 2022 and 2023, respectively.

•
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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $16.3 million and $16.5 million as of July 31, 2023 and October 31, 2023, respectively.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2023 and October 31, 2023 is presented in the accompanying condensed consolidated balance sheets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2023	$1,595,032	$357,991
Additions (1)	561,254	42,350
Revenue/commissions recognized	(511,054)	(47,448)
Balance as of October 31, 2023	$1,645,232	$352,893

(1)
Includes both billed and unbilled amounts.

During the three months ended October 31, 2022, we recognized revenue of approximately $210.9 million pertaining to amounts deferred as of July 31, 2022. During the three months ended October 31, 2023, we recognized revenue of approximately $244.2 million pertaining to amounts deferred as of July 31, 2023.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.8 billion as of October 31, 2023, of which we expect to recognize approximately 55% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of October 31, 2023
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$320,832	$—	$—	$320,832
U.S. Government securities	—	10,974	—	10,974
Commercial paper	—	46,784	—	46,784
Short-term investments:
Corporate bonds	—	554,598	—	554,598
Commercial paper	—	166,806	—	166,806
U.S. Government securities	—	237,250	—	237,250
Total measured at fair value	$320,832	$1,016,412	$—	$1,337,244
Cash				233,872
Total cash, cash equivalents and short-term investments				$1,571,116
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$4,810	$4,810

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2026 Notes and the 0.25% convertible senior notes due 2027 (the "2027 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2023		As of October 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$649,630	$1,043,889	$670,271	$1,178,894
2027 Notes	568,535	497,410	568,918	518,604
Total	$1,218,165	$1,541,299	$1,239,189	$1,697,498

The carrying value of the 2026 Notes as of July 31, 2023 and October 31, 2023 included $47.6 million and $57.5 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $132.8 million and $123.2 million, respectively, and unamortized debt issuance costs of $15.2 million and $14.1 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2023 and October 31, 2023 was net of unamortized debt issuance costs of $6.5 million and $6.1 million, respectively.

The total estimated fair value of the 2026 Notes is based on a binomial model. We consider the fair value of the 2026 Notes to be a Level III valuation, as the 2026 Notes are not publicly traded. The Level III inputs used to determine the estimated fair value of the 2026 Notes include the conversion rate, risk-free interest rate, discount rate, volatility, and the price of our Class A common stock.

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes to be a Level II valuation due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2023 and October 31, 2023, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2023 and October 31, 2023, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2023
(in thousands)
Due within one year	$640,272
Due in one to two years	318,381
Total	$958,654

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Prepaid operating expenses	$84,998	$55,418
VAT receivables	5,954	6,902
Other current assets	56,135	24,600
Total prepaid expenses and other current assets	$147,087	$86,920

The decrease in prepaid expenses and other current assets from July 31, 2023 to October 31, 2023 was due primarily to the release of the insurance receivable and settlement payment made to escrow related to the securities class action lawsuit, as the settlement was paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 8.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2023	October 31, 2023
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$390,378	$396,063
Demonstration units	12	60,985	60,154
Leasehold improvements	(1)	64,667	65,522
Furniture and fixtures	60	16,132	15,823
Total property and equipment, gross		532,162	537,562
Less: accumulated depreciation		(420,297)	(427,358)
Total property and equipment, net		$111,865	$110,204

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $16.0 million and $16.1 million for the three months ended October 31, 2022 and 2023, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2023.

Intangible assets, net consists of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Developed technology	$78,267	$78,267
Customer relationships	8,860	8,860
Trade name	4,170	4,170
Total intangible assets, gross	91,297	91,297
Less:
Accumulated amortization of developed technology	(73,411)	(74,522)
Accumulated amortization of customer relationships	(8,823)	(8,860)
Accumulated amortization of trade name	(4,170)	(4,170)
Total accumulated amortization	(86,404)	(87,552)
Total intangible assets, net	$4,893	$3,745

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2024 (remaining nine months)	$1,982
2025	1,763
Total	$3,745

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Accrued commissions	$36,882	$27,295
Accrued vacation	24,840	24,664
Accrued wages and taxes	11,485	23,376
Payroll taxes payable	17,427	16,049
Accrued benefits	12,391	13,158
Contributions to ESPP withheld	10,145	9,884
Accrued bonus	16,404	6,025
Other	14,105	15,807
Total accrued compensation and benefits	$143,679	$136,258

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Accrued professional services	$1,978	$1,909
Software usage liability	11,248	1,347
Litigation settlement reserves	71,000	—
Income taxes payable	2,185	—
Other	22,858	17,798
Total accrued expenses and other current liabilities	$109,269	$21,054

The decrease in accrued expenses and other current liabilities from July 31, 2023 to October 31, 2023 was due primarily to the release of the litigation settlement reserve related to the securities class action lawsuit, that was settled and paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 8.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Interest expense related to amortization of debt issuance costs	$149	$—

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

On or after September 15, 2025, the 2026 Notes will be redeemable by us, at our option, in the event that the closing sale price of our Class A common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any consecutive 30 trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the redemption notice, for cash, at a redemption price of 100% of the principal amount of such 2026 Notes, plus any accrued and unpaid interest to, but excluding, the redemption date.

Holders who convert their 2026 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2026 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2026 Notes) prior to the maturity date, holders of the 2026 Notes may require us to repurchase for cash all or a portion of their 2026 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2026 Notes, plus accrued and unpaid interest thereon.

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

The 2026 Notes consisted of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	47,569	57,539
Unamortized debt discount (conversion feature) (1)	(132,769)	(123,193)
Unamortized debt issuance costs (1)	(15,170)	(14,075)
Net carrying amount	$649,630	$670,271

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of October 31, 2023, the remaining life of the 2026 Notes was approximately 2.9 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Interest expense related to amortization of debt discount	$8,927	$9,577
Interest expense related to amortization of debt issuance costs	1,020	1,094
Non-cash interest expense	4,894	5,017
Total interest expense	$14,841	$15,688

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through October 31, 2023 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

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
(2)
during the five business day period after any consecutive five trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate on each such trading day;
(3)
if we call the 2027 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(4)
upon the occurrence of certain specified corporate events.

Upon conversion of the 2027 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election. We intend to settle the principal of the 2027 Notes in cash.

The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued or unpaid interest. Holders who convert their 2027 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2027 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2027 Notes) prior to the maturity date, holders of the 2027 Notes may require us to repurchase for cash all or a portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2027 Notes, plus accrued and unpaid interest thereon.

In accounting for the exchange of convertible notes, we evaluated whether the transaction should be treated as a modification or extinguishment transaction. The partial exchange of the 2023 Notes and issuance of the 2027 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, the 2023 Notes partial exchange was accounted for as a debt extinguishment. The $64.9 million difference between the total reacquisition price paid and the net carrying amount of the 2023 Notes was recognized as a debt extinguishment loss within other expense, net in the condensed consolidated statement of operations.

The 2027 Notes consisted of the following:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(6,465)	(6,082)
Net carrying amount	$568,535	$568,918

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of October 31, 2023, the remaining life of the 2027 Notes was approximately 3.9 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Contractual interest expense	$359	$275
Interest expense related to amortization of debt issuance costs	382	384
Total interest expense	$741	$659

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total operating lease cost was $10.7 million and $9.6 million for the three months ended October 31, 2022 and 2023, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $0.7 million and $1.1 million for the three months ended October 31, 2022 and 2023, respectively.

During the three months ended October 31, 2022, we signed agreements to early exit certain office spaces in the United States. The reduction in the lease term resulted in a decrease to the carrying amount of the operating lease liability and the operating lease right-of-use asset on our condensed consolidated balance sheet as of October 31, 2022. In addition, we recorded $0.9 million of expense in our condensed consolidated statement of operations for the three months ended October 31, 2022.

Supplemental balance sheet information related to leases is as follows:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$181,226	$172,209
Accumulated amortization	(87,672)	(75,908)
Operating lease right-of-use assets, net	$93,554	$96,301
Operating lease liabilities—current	$29,567	$28,917
Operating lease liabilities—non-current	68,940	72,419
Total operating lease liabilities	$98,507	$101,336
Weighted average remaining lease term (in years):	5.0	5.0
Weighted average discount rate:	6.1%	6.3%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,279	$18,279
Accumulated amortization (1)	(5,558)	(6,472)
Finance lease right-of-use assets, net (1)	$12,721	$11,807
Finance lease liabilities—current (2)	$3,518	$3,557
Finance lease liabilities—non-current (3)	9,722	8,825
Total finance lease liabilities	$13,240	$12,382
Weighted average remaining lease term (in years):	3.7	3.5
Weighted average discount rate:	6.8%	6.8%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to leases is as follows:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,849	$10,117
Financing cash flows from finance leases	$1,856	$2,476
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,346	$10,620

The undiscounted cash flows for our operating lease liabilities as of October 31, 2023 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2024 (remaining nine months)	$25,904	$3,237	$29,141
2025	23,887	4,316	28,203
2026	17,199	3,614	20,813
2027	15,699	1,904	17,603
2028	15,930	916	16,846
Thereafter	21,541	—	21,541
Total lease payments	120,160	13,987	134,147
Less: imputed interest	(18,824)	(1,605)	(20,429)
Total lease obligation	101,336	12,382	113,718
Less: current lease obligations	(28,917)	(3,557)	(32,474)
Long-term lease obligations	$72,419	$8,825	$81,244

As of October 31, 2023, we did not have any additional operating lease commitments for office leases that have not yet commenced.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2023, we had up to approximately $107.1 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $53.6 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

Securities Class Actions. Beginning on March 29, 2019, several purported securities class actions were filed in the United States District Court for the Northern District of California against us and two of our officers. The initial complaints generally alleged that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. In July 2019, the court consolidated the actions into a single action, and appointed a lead plaintiff, who then filed a consolidated amended complaint (the "Original Complaint"). The action was brought on behalf of those who purchased or otherwise acquired our stock between November 30, 2017 and May 30, 2019, inclusive. The defendants subsequently filed a motion to dismiss the Original Complaint, which the court granted on March 9, 2020, while providing the lead plaintiff leave to amend. On April 17, 2020, the lead plaintiff filed a second amended complaint (the "Amended Complaint"), again naming us and two of our officers as defendants. The Amended Complaint alleges the same class period, includes many of the same factual allegations as the Original Complaint, and again alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act, as well as SEC Rule 10b-5. The Amended Complaint sought monetary damages in an unspecified amount. On September 11, 2020, the court denied the defendants' motion to dismiss the Amended Complaint and held that the lead plaintiff adequately stated a claim with respect to certain statements regarding our new customer growth and sales productivity. On January 27, 2021, lead plaintiff, Shimon Hedvat, filed a motion to (i) withdraw as lead plaintiff and (ii) substitute proposed new lead plaintiffs and approve their appointment of a new co-lead counsel. On March 1, 2021, the court granted the lead plaintiff’s motion to withdraw as lead plaintiff but denied without prejudice his motion to substitute proposed new lead plaintiffs. The court also reopened the lead plaintiff selection process, allowing any putative class member interested in serving as the new lead plaintiff to file a lead plaintiff application. Following the lead plaintiff selection hearing on April 28, 2021, on June 10, 2021 the court appointed California Ironworkers Field Pension Trust as lead plaintiff and approved its appointment of counsel. On May 28, 2021, one of the movants for lead plaintiff, John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002, filed a separate class action complaint (the "Options Class Action Complaint") in the Northern District of California on behalf of a class of persons or entities who transacted in publicly traded call options and/or put options on Nutanix stock during the period from November 30, 2017 and May 30, 2019, containing allegations substantively the same as those alleged in the Amended Complaint (the "Options Class Action") and naming the same defendants. On September 8, 2021, the court appointed the John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 as the lead plaintiff in the Options Class Action. On April 26, 2022, the parties met for mediation, which did not result in a settlement. On September 1, 2022, California Ironworkers Field Pension Trust filed a third amended complaint (which amends the Amended Complaint, the "Third Amended Complaint") and John P. Norton on behalf of the Norton Family Living Trust UAD 11/15/2002 filed an amended complaint (which amends the Options Class Action Complaint, the "First Amended Complaint"). On November 14, 2022, the defendants filed a motion to dismiss the Third Amended Complaint and the First Amended Complaint. On February 9, 2023, the plaintiffs and the defendants agreed to a mediator’s recommendation to settle these actions for a total of $71.0 million, which was accrued as of July 31, 2023 and included within accrued expenses and other current liabilities on our condensed consolidated balance sheet. On May 19, 2023, the court granted its preliminary approval of the settlement and the notice to class members. In June 2023, the $31.1 million of settlement funds were deposited in escrow and were included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2023. On October 6, 2023, the court granted final approval of the settlement and the funds were subsequently released from escrow and paid out to the plaintiffs. The settlement accrual was partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which was included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2023. During the fiscal year ended July 31, 2023, we recorded charges of $38.7 million for the settlement and applicable legal fees, net of our insurance receivable.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

On April 14, 2023, a purported federal securities class action complaint was filed in the United States District Court for the Northern District of California against us, two of our current officers, and a former officer. The complaint generally alleges that the defendants made false and misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5. The court appointed a lead plaintiff for the putative class in this action, consisting of those who purchased or otherwise acquired our securities between September 21, 2021 and March 6, 2023, inclusive. In addition, on May 5, 2023, a purported stockholder derivative complaint was filed in the United States District Court for the Northern District of California, naming our current directors as defendants and our company as a nominal defendant. The complaint generally alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties, and aiding and abetting breach of fiduciary duties, based on similar underlying allegations contained in the purported federal securities class action complaint described above. The court has ordered that all proceedings in this stockholder derivative action be stayed pending the court's decision on any motion to dismiss in the federal securities class action. In September 2023, the Company and the lead plaintiff in the securities class action reached an agreement to dismiss the action, with prejudice as to the lead plaintiff and without prejudice as to the other members of the putative class. The settlement payment was not material. On November 20, 2023, the court dismissed the securities class action pursuant to the settlement agreement.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 9. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of October 31, 2023, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of October 31, 2023, we had 243.1 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchase

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three months ended October 31, 2023, we repurchased 0.5 million shares of Class A common stock in open market transactions at a weighted average price of $36.34 per share, for an aggregate purchase price of $17.5 million. As of October 31, 2023, $332.5 million remained available for future share repurchases.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2022 and 2023, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 11.3 million and 12.0 million shares, respectively, pursuant to these provisions. As of October 31, 2023, we had reserved a total of 48.6 million shares for the issuance of equity awards under the Stock Plans, of which 17.4 million shares were still available for grant.

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

In October 2021, August 2022, and August 2023, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million, 1.3 million, and 0.8 million MSUs, respectively, to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $46.20, $27.89, and $47.09, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years, 2.9 years, and 2.9 years, respectively, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms, but were not material.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective performance periods. As of October 31, 2023, approximately 2.2 million MSUs remained outstanding.

Below is a summary of RSU activity, including MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2023	24,774	$24.46
Granted	8,966	$32.18
Released	(3,182)	$23.96
Forfeited	(322)	$25.40
Outstanding at October 31, 2023	30,236	$26.79

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock Options

We did not grant any stock options during the three months ended October 31, 2023. A total of 0.1 million stock options were exercised during the three months ended October 31, 2023, with a weighted average exercise price per share of $5.94. As of October 31, 2023, 1.0 million stock options, with a weighted average exercise price of $6.92 per share, a weighted average remaining contractual life of 0.9 years and an aggregate intrinsic value of $27.9 million, remained outstanding.

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

During the three months ended October 31, 2023, 0.7 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $13.2 million. As of October 31, 2023, 12.0 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2022	2023
Expected term (in years)	0.86	0.79
Risk-free interest rate	4.0%	5.1%
Volatility	64.3%	48.5%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Cost of revenue:
Product	$2,159	$1,928
Support, entitlements and other services	5,346	7,116
Sales and marketing	20,472	21,471
Research and development	38,622	38,404
General and administrative	14,356	15,079
Total stock-based compensation expense	$80,955	$83,998

As of October 31, 2023, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $734.0 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 11. INCOME TAXES

The income tax provisions of $5.4 million and $4.9 million for the three months ended October 31, 2022 and 2023, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to our foreign net deferred tax assets.

NOTE 12. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represented approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. This headcount reduction was part of our efforts to drive toward profitable growth.

As of October 31, 2023, we recognized total restructuring charges of approximately $16.5 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the approximately $16.5 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.6 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our condensed consolidated statements of operations.

During the three months ended October 31, 2022, we recognized restructuring charges of $5.8 million and made cash payments of $11.2 million. During the three months ended October 31, 2023, we did not incur any charges or make any cash payments. As of October 31, 2023, we had a remaining restructuring liability of approximately $0.6 million, included within accrued compensation and benefits in our condensed consolidated balance sheet. We do not expect to record any material future charges related to this reduction in force.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Three Months Ended October 31,
	2022	2023
	(in thousands, except per share data)
Numerator:
Net loss	$(99,514)	$(15,853)
Denominator:
Weighted average shares—basic and diluted	228,544	241,490
Net loss per share attributable to common stockholders— basic and diluted	$(0.44)	$(0.07)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Outstanding stock options and RSUs	34,355	31,190
Employee stock purchase plan	2,902	2,133
Common stock issuable upon the conversion of the Notes	39,968	39,059
Total	77,225	72,382

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
U.S.	$255,730	$290,274
Europe, the Middle East and Africa	100,253	124,584
Asia Pacific	69,103	83,112
Other Americas	8,523	13,084
Total revenue	$433,609	$511,054

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2023	October 31, 2023
	(in thousands)
United States	$78,404	$77,706
International	33,461	32,498
Total long-lived assets	$111,865	$110,204

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 filed on September 21, 2023. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion gives effect to the correction disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

We had a broad and diverse base of over 24,000 end customers as of October 31, 2023, including approximately 1,020 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

As previously disclosed, in the fourth quarter of fiscal 2023, the Audit Committee of our Board of Directors completed its investigation into our management’s discovery that certain third-party evaluation software was instead used for interoperability testing, validation and customer proofs of concept over a multi-year period. In connection with the investigation, we had identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated. For more information about our remediation efforts, refer to Part I, Item 4 of this Quarterly Report on Form 10-Q. This material weakness resulted in an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have determined to prospectively correct our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment in the current period. As a result, we have prospectively corrected our financial statements for the affected periods to reflect the correction of this error. For more information, refer to Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2022	2023
	(in thousands, except percentages and end customer count)
Total revenue	$433,609	$511,054
Year-over-year percentage increase	14.6%	17.9%
Total billings	$469,730	$561,133
Annual contract value ("ACV") billings	$231,928	$287,216
Annual recurring revenue ("ARR")	$1,280,574	$1,663,918
Gross profit	$351,114	$429,095
Non-GAAP gross profit	$361,694	$439,250
Gross margin	81.0%	84.0%
Non-GAAP gross margin	83.4%	85.9%
Operating expenses	$431,769	$434,801
Non-GAAP operating expenses	$351,498	$359,764
Operating loss	$(80,655)	$(5,706)
Non-GAAP operating income	$10,196	$79,486
Operating margin	(18.6)%	(1.1)%
Non-GAAP operating margin	2.4%	15.6%
Net cash provided by operating activities	$65,513	$145,473
Free cash flow	$45,811	$132,453
Total end customers (1)	23,130	24,930

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$402,924	$479,478
Professional services revenue	22,278	22,835
Other non-subscription product revenue (1)	8,407	8,741
Total revenue	$433,609	$511,054
Disaggregation of billings:
Subscription billings	$441,430	$528,914
Professional services billings	19,893	23,478
Other non-subscription product billings (1)	8,407	8,741
Total billings	$469,730	$561,133

(1)
Prior to the fiscal quarter ended October 31, 2023, disclosed as Non-portable software and Hardware, as described below. The prior period has been updated to conform with current period presentation.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $213.4 million and $253.5 million of our subscription revenue for the three months ended October 31, 2022 and 2023, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $189.5 million and $226.0 million of our subscription revenue for the three months ended October 31, 2022 and 2023, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $7.8 million and $8.1 million of non-portable software revenue for the three months ended October 31, 2022 and 2023, respectively, and $0.6 million and $0.6 million of hardware revenue for the three months ended October 31, 2022 and 2023, respectively.

•
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
•
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

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. ACV billings is a performance measure that we believe provides useful information to our management and investors as they allow us to better track the topline growth of our subscription-based business model because it takes into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription business because it only includes non-life-of-device contracts and takes into account variability in term lengths. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Total billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow are not substitutes for total revenue, gross profit, gross margin, operating expenses, operating loss, operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ACV billings or ARR, so we have not reconciled either ACV billings or ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2022	2023
	(in thousands, except percentages)
Total revenue	$433,609	$511,054
Change in deferred revenue	36,121	50,079
Total billings (non-GAAP)	$469,730	$561,133

Gross profit	$351,114	$429,095
Stock-based compensation	7,505	9,044
Amortization of intangible assets	2,810	1,111
Restructuring charges	265	—
Non-GAAP gross profit	$361,694	$439,250

Gross margin	81.0%	84.0%
Stock-based compensation	1.7%	1.7%
Amortization of intangible assets	0.6%	0.2%
Restructuring charges	0.1%	—
Non-GAAP gross margin	83.4%	85.9%

Operating expenses	$431,769	$434,801
Stock-based compensation	(73,450)	(74,954)
Amortization of intangible assets	(349)	(37)
Restructuring charges	(5,552)	—
Early exit of lease-related assets	(920)	—
Other	—	(46)
Non-GAAP operating expenses	$351,498	$359,764

Loss from operations	$(80,655)	$(5,706)
Stock-based compensation	80,955	83,998
Amortization of intangible assets	3,159	1,148
Restructuring charges	5,817	—
Early exit of lease-related assets	920	—
Other	—	46
Non-GAAP income from operations	$10,196	$79,486

Operating margin	(18.6)%	(1.1)%
Stock-based compensation	18.8%	16.5%
Amortization of intangible assets	0.7%	0.2%
Restructuring charges	1.3%	—
Early exit of lease-related assets	0.2%	—
Other	—	—
Non-GAAP operating margin	2.4%	15.6%

Net cash provided by operating activities	$65,513	$145,473
Purchases of property and equipment	(19,702)	(13,020)
Free cash flow (non-GAAP)	$45,811	$132,453

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 and the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Profitable Growth

We continue to invest in our growth over the long-run, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe we can sustain profitable growth.

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2023, we considered approximately 81% of our global sales team members to be fully ramped, while the remaining approximately 19% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners, and optimizing headcount in geographies based on market opportunities.

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

Our Subscription-Based Business Model

We operate a subscription-based business model to provide our customers with the flexibility to choose the licensing that works best for them based on their specific business needs. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined term. Subscription-based sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Revenue from subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. Accordingly, any decline in average contract durations associated with our subscription term-based licenses would negatively impact our topline results. Revenue from software entitlement and support subscription and cloud-based SaaS offerings is recognized ratably over the contractual service period. Accordingly, any decline in new or renewed subscriptions in any one fiscal quarter may not be fully or immediately reflected in our revenue for that fiscal quarter. For additional information on revenue recognition, see Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our transition to a subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of October 31, 2023, approximately 74% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 8.0x greater, on average, than their initial order. This number increases to approximately 26.3x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2023. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a hardware appliance, upon making the software available to the customer when not sold with an appliance or as services are performed with SaaS offerings. In transactions where the hardware appliance is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and marketing — Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commissions, costs for promotional activities and other marketing costs, travel costs and costs associated with demonstration units, including depreciation and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our sales and marketing expense may fluctuate.

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

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Revenue:
Product	$208,574	$246,922
Support, entitlements and other services	225,035	264,132
Total revenue	433,609	511,054
Cost of revenue:
Product (1)(2)	12,516	10,234
Support, entitlements and other services (1)	69,979	71,725
Total cost of revenue	82,495	81,959
Gross profit	351,114	429,095
Operating expenses:
Sales and marketing (1)(2)	236,222	235,323
Research and development (1)	149,443	151,975
General and administrative (1)	46,104	47,503
Total operating expenses	431,769	434,801
Loss from operations	(80,655)	(5,706)
Other expense, net	(13,416)	(5,275)
Loss before provision for income taxes	(94,071)	(10,981)
Provision for income taxes	5,443	4,872
Net loss	$(99,514)	$(15,853)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$2,159	$1,928
Support, entitlements and other services cost of revenue	5,346	7,116
Sales and marketing	20,472	21,471
Research and development	38,622	38,404
General and administrative	14,356	15,079
Total stock-based compensation expense	$80,955	$83,998

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$2,810	$1,111
Sales and marketing	349	37
Total amortization of intangible assets	$3,159	$1,148

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended October 31,
	2022	2023
	(as a percentage of total revenue)
Revenue:
Product	48.1%	48.3%
Support, entitlements and other services	51.9%	51.7%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	2.9%	2.0%
Support, entitlements and other services	16.1%	14.0%
Total cost of revenue	19.0%	16.0%
Gross profit	81.0%	84.0%
Operating expenses:
Sales and marketing	54.5%	46.0%
Research and development	34.5%	29.7%
General and administrative	10.6%	9.3%
Total operating expenses	99.6%	85.0%
Loss from operations	(18.6)%	(1.0)%
Other expense, net	(3.1)%	(1.0)%
Loss before provision for income taxes	(21.7)%	(2.0)%
Provision for income taxes	1.3%	1.0%
Net loss	(23.0)%	(3.0)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three Months Ended October 31, 2022 and 2023

Revenue

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Product	$208,574	$246,922	$38,348	18%
Support, entitlements and other services	225,035	264,132	39,097	17%
Total revenue	$433,609	$511,054	$77,445	18%

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
U.S.	$255,730	$290,274	$34,544	14%
Europe, the Middle East and Africa	100,253	124,584	24,331	24%
Asia Pacific	69,103	83,112	14,009	20%
Other Americas	8,523	13,084	4,561	54%
Total revenue	$433,609	$511,054	$77,445	18%

The increase in product revenue for the three months ended October 31, 2023, as compared to the prior year period, was due primarily to increases in software revenue resulting from growth in software renewals due to an increased adoption of our products, partially offset by the impact of the shorter average contract durations. For the three months ended October 31, 2022, the total average contract duration was approximately 3.0 years. For the three months ended October 31, 2023, the total average contract duration was approximately 2.9 years. Total average contract duration represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three months ended October 31, 2023, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Cost of product revenue	$12,516	$10,234	$(2,282)	(18)%
Product gross margin	94.0%	95.9%
Cost of support, entitlements and other services revenue	$69,979	$71,725	$1,746	2%
Support, entitlements and other services gross margin	68.9%	72.8%
Total gross margin	81.0%	84.0%

Cost of product revenue

Cost of product revenue decreased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to a decrease in amortization expense resulting from acquired intangible assets starting to reach the end of their useful lives. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 1.9 percentage points for the three months ended October 31, 2023, as compared to the prior year period, due primarily to the higher mix of software revenue, as we continued to focus on more software-only transactions, which have a higher margin as compared to hardware sales.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 3.9 percentage points for the three months ended October 31, 2023, as compared to the prior year period, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Sales and marketing	$236,222	$235,323	$(899)	(0)%
Percent of total revenue	54.5%	46.0%

Sales and marketing expense decreased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to lower commissions expense resulting from changes to our commission plans for fiscal 2024.

Research and development

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Research and development	$149,443	$151,975	$2,532	2%
Percent of total revenue	34.5%	29.7%

Research and development expense increased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, partially offset by decreases in technical costs.

General and administrative

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
General and administrative	$46,104	$47,503	$1,399	3%
Percent of total revenue	10.6%	9.3%

General and administrative expense increased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, as well as an increase in technical costs, partially offset by lower legal costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Expense, Net

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Interest income, net	$5,512	$15,386	$(9,874)	(179)%
Amortization of debt discount and issuance costs and interest expense	(15,730)	(16,347)	617	4%
Other	(3,198)	(4,314)	1,116	35%
Other expense, net	$(13,416)	$(5,275)	$(8,141)	(61)%

Other expense, net decreased for the three months ended October 31, 2023, as compared to the prior year period, due primarily to increases in interest income on our investments.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2022	2023	$	%
	(in thousands, except percentages)
Provision for income taxes	$5,443	$4,872	$(571)	(10)%

The decrease in the income tax provision for the three months ended October 31, 2023, as compared to the prior year period, was due primarily to excess tax benefits on stock options and restricted stock units exercised in the current period. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and marketable securities and net accounts receivable. As of October 31, 2023, we had $612.5 million of cash and cash equivalents, $2.2 million of restricted cash and $958.7 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of October 31, 2023, we had accounts receivable of $133.7 million, net of allowances of $1.4 million.

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

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. The program may be modified, suspended or discontinued at any time. For more information on the share repurchase program, refer to Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2022	2023
	(in thousands)
Net cash provided by operating activities	$65,513	$145,473
Net cash used in investing activities	(8,237)	(42,218)
Net cash provided by (used in) financing activities	20,330	(4,367)
Net increase in cash, cash equivalents and restricted cash	$77,606	$98,888

Cash Flows from Operating Activities

Net cash provided by operating activities was $145.5 million for the three months ended October 31, 2023, compared to $65.5 million for the three months ended October 31, 2022. The increase in cash provided by operating activities for the three months ended October 31, 2023 was due primarily to the decrease in our net loss from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of $8.2 million for the three months ended October 31, 2022 included $256.2 million of short-term investment purchases and $19.7 million of purchases of property and equipment, partially offset by $267.7 million of maturities of short-term investments.

Net cash used in investing activities of $42.2 million for the three months ended October 31, 2023 included $278.2 million of short-term investment purchases and $13.0 million of purchases of property and equipment, partially offset by $249.0 million of maturities of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of $20.3 million for the three months ended October 31, 2022 included $22.2 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by $1.9 million of payments for finance lease obligations.

Net cash used in financing activities of $4.4 million for the three months ended October 31, 2023 included $17.5 million of repurchases of our Class A common stock and $0.6 million of payments for finance lease obligations, partially offset by $13.8 million of proceeds from the sale of shares through employee equity incentive plans.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of October 31, 2023:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,385,235	$116	$810,119	$575,000	$—
Operating leases (undiscounted basis) (2)	120,160	32,200	35,424	30,985	21,551
Other commitments (3)	107,110	95,393	9,519	2,198	—
Guarantees with contract manufacturers	53,649	53,649	—	—	—
Total	$1,666,154	$181,358	$855,062	$608,183	$21,551

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

As of October 31, 2023, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

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

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Historically, our revenue contracts have been denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $19.0 million and $15.9 million for the three months ended October 31, 2022 and 2023, respectively. The decrease in this hypothetical change is due to a decrease in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). As initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, our management identified a material weakness in our internal control over financial reporting. As described below, while our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated. Accordingly, based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2023. Notwithstanding this material weakness, our management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

Based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"), our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating the material weakness, the material weakness has not been fully remediated as of October 31, 2023.

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

Status of Remediation Efforts to Address Material Weakness

Our management and the Audit Committee of our Board of Directors are committed to remediating the material weakness and strengthening our overall internal control over financial reporting. To this end, our management, with oversight from the Audit Committee, has implemented all of the remedial measures outlined in the remediation plan initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023. Specifically, we have implemented the following remedial measures as outlined in the remediation plan:

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
•
We have designed and implemented additional systems, processes and controls over third-party software license procurement, usage, and compliance.

Our management believes that the remediation measures described above will remediate the material weakness and strengthen our overall internal control over financial reporting. While we have implemented all of the remedial measures described above, we are still in the process of testing the applicable remediated controls. Accordingly, our management determined that this material weakness has not yet been fully remediated as of October 31, 2023. The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As our management continues to evaluate and work to enhance our internal control over financial reporting, our management may take additional measures to address control deficiencies or we may modify some of the remediation measures described above.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, which is incorporated herein by reference, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended October 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
August 1 - 31, 2023	—	$—	—	$350,000
September 1 - 30, 2023	—	$—	—	$350,000
October 1 - 31, 2023	482	$36.34	482	$332,497
Total	482		482

(1)
In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. We may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities and other factors. The authorization has no expiration date and may be modified, suspended or discontinued at any time and does not obligate us to repurchase any minimum number of shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Thirteenth Amendment to the Office Lease dated as of November 16, 2023, by and between the Registrant and Hudson 1740 Technology, LLC.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.	XBRL Taxonomy Extension Definition					X
101.	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: December 7, 2023	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)