Form 10-Q
period 2024-01-31
Nutanix, Inc.
filed 2024-03-07
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of February 29, 2024, the registrant had 244,329,166 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
our expectations concerning relationships with third parties;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2023	January 31, 2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$512,929	$679,246
Short-term investments	924,466	964,714
Accounts receivable, net of allowances of $733 and $1,080, respectively	157,251	189,046
Deferred commissions—current	120,001	138,606
Prepaid expenses and other current assets	147,087	108,825
Total current assets	1,861,734	2,080,437
Property and equipment, net	111,865	115,224
Operating lease right-of-use assets	93,554	97,307
Deferred commissions—non-current	237,990	214,555
Intangible assets, net	4,893	6,884
Goodwill	184,938	185,235
Other assets—non-current	31,941	29,892
Total assets	$2,526,915	$2,729,534
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,928	$39,544
Accrued compensation and benefits	143,679	177,837
Accrued expenses and other current liabilities	109,269	22,401
Deferred revenue—current	823,665	893,889
Operating lease liabilities—current	29,567	29,151
Total current liabilities	1,136,108	1,162,822
Deferred revenue—non-current	771,367	814,605
Operating lease liabilities—non-current	68,940	73,720
Convertible senior notes, net	1,218,165	1,250,434
Other liabilities—non-current	39,754	39,635
Total liabilities	3,234,334	3,341,216
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2023 and January 31, 2024; no shares issued and outstanding as of July 31, 2023 and January 31, 2024	—	—
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2023 and January 31, 2024; 239,607 and 244,659 Class A shares issued and outstanding as of July 31, 2023 and January 31, 2024, respectively	6	6
Additional paid-in capital	3,930,668	4,039,779
Accumulated other comprehensive (loss) income	(5,171)	879
Accumulated deficit	(4,632,922)	(4,652,346)
Total stockholders’ deficit	(707,419)	(611,682)
Total liabilities and stockholders’ deficit	$2,526,915	$2,729,534

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands, except per share data)
Revenue:
Product	$250,538	$299,660	$459,112	$546,582
Support, entitlements and other services	235,957	265,573	460,992	529,705
Total revenue	486,495	565,233	920,104	1,076,287
Cost of revenue:
Product	15,506	9,402	28,022	19,636
Support, entitlements and other services	71,299	72,154	141,278	143,879
Total cost of revenue	86,805	81,556	169,300	163,515
Gross profit	399,690	483,677	750,804	912,772
Operating expenses:
Sales and marketing	229,788	236,702	466,010	472,025
Research and development	142,301	160,401	291,744	312,376
General and administrative	84,109	49,529	130,213	97,032
Total operating expenses	456,198	446,632	887,967	881,433
(Loss) income from operations	(56,508)	37,045	(137,163)	31,339
Other (expense) income, net	(10,112)	2,096	(23,528)	(3,179)
(Loss) income before provision for income taxes	(66,620)	39,141	(160,691)	28,160
Provision for income taxes	4,170	6,346	9,613	11,218
Net (loss) income	$(70,790)	$32,795	$(170,304)	$16,942
Net (loss) income per share attributable to Class A common stockholders, basic	$(0.31)	$0.13	$(0.74)	$0.07
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.31)	$0.12	$(0.74)	$0.09
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	231,924	243,853	230,229	242,667
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	231,924	298,540	230,229	294,851

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Net (loss) income	$(70,790)	$32,795	$(170,304)	$16,942
Other comprehensive income (loss), net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	3,917	5,254	275	6,050
Comprehensive (loss) income	$(66,873)	$38,049	$(170,029)	$22,992

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,514)	(99,514)
Balance - October 31, 2022	230,108	6	3,685,805	(9,718)	(4,477,876)	(801,783)
Issuance of common stock through employee equity incentive plans	3,483	—	684	—	—	684
Stock-based compensation	—	—	85,290	—	—	85,290
Other comprehensive income	—	—	—	3,917	—	3,917
Net loss	—	—	—	—	(70,790)	(70,790)
Balance - January 31, 2023	233,591	$6	$3,771,779	$(5,801)	$(4,548,666)	$(782,682)

	Six Months Ended January 31, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	6	4,020,672	(4,375)	(4,658,514)	(642,211)
Issuance of common stock through employee equity incentive plans	3,689	—	1,370	—	—	1,370
Shares withheld related to net share settlement of equity awards	(1,148)	—	(53,180)	—	—	(53,180)
Repurchase and retirement of common stock	(934)	—	(15,052)	—	(26,627)	(41,679)
Stock-based compensation	—	—	85,969	—	—	85,969
Other comprehensive income	—	—	—	5,254	—	5,254
Net income	—	—	—	—	32,795	32,795
Balance - January 31, 2024	244,659	$6	$4,039,779	$879	$(4,652,346)	$(611,682)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2023	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(170,304)	$16,942
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	39,479	36,389
Stock-based compensation	166,245	169,967
Amortization of debt discount and issuance costs	21,082	22,300
Operating lease cost, net of accretion	18,158	16,046
Early exit of lease-related assets	(1,109)	—
Non-cash interest expense	9,817	10,064
Other	(2,427)	(8,859)
Changes in operating assets and liabilities:
Accounts receivable, net	(28,649)	(19,662)
Deferred commissions	19,110	4,830
Prepaid expenses and other assets	(28,348)	40,575
Accounts payable	(3,171)	8,695
Accrued compensation and benefits	(11,467)	34,158
Accrued expenses and other liabilities	52,423	(86,009)
Operating leases, net	(19,965)	(14,884)
Deferred revenue	78,723	101,329
Net cash provided by operating activities	139,597	331,881
Cash flows from investing activities:
Maturities of investments	529,112	429,219
Purchases of investments	(508,984)	(455,254)
Payments for acquisitions, net of cash acquired	—	(4,500)
Purchases of property and equipment	(30,772)	(36,784)
Net cash used in investing activities	(10,644)	(67,319)
Cash flows from financing activities:
Repayment of convertible notes	(145,704)	—
Proceeds from sales of shares through employee equity incentive plans	22,896	15,153
Taxes paid related to net share settlement of equity awards	—	(53,180)
Repurchases of common stock	—	(59,192)
Payment of finance lease obligations	(2,344)	(1,758)
Net cash used in financing activities	(125,152)	(98,977)
Net increase in cash, cash equivalents and restricted cash	$3,801	$165,585
Cash, cash equivalents and restricted cash—beginning of period	405,862	515,771
Cash, cash equivalents and restricted cash—end of period	$409,663	$681,356
Restricted cash (1)	3,062	2,110
Cash and cash equivalents—end of period	$406,601	$679,246
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$16,191	$14,168
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$18,646	$1,648

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

We provide a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, modern applications, analytics applications, and artificial intelligence ("AI") workloads, including machine learning and generative AI workloads, between on-premises and public clouds. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners"), and delivered directly to our end customers.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2023 and 2024, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,		July 31, 2023	January 31, 2024
Partners	2023	2024	2023	2024
Partner A	(1)	(1)	(1)	(1)	11%	19%
Partner B	33%	32%	32%	31%	17%	15%
Partner C	12%	16%	15%	15%	19%	12%
Partner D	10%	11%	11%	12%	(1)	(1)

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this new standard will have on our disclosures.

Correction to Prior Period Financial Statements

In connection with the completed Audit Committee investigation, as initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, and subsequent to the issuance of the condensed consolidated financial statements for the fiscal quarter ended October 31, 2022, we discovered an error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, resulting in an immaterial understatement of operating expenses and accrued expenses and other current liabilities for these prior periods. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements. We have prospectively corrected our previously issued financial statements to reflect the correction of this error rather than record a cumulative out-of-period adjustment. The correction reflects our estimates of future payments for past non-compliant use of third-party software. Actual amounts may vary from these estimates.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

The Nutanix Cloud Platform can be deployed on-premises in data centers or at the edge, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions have durations extending up to five years. Configured-to-order servers, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or, in limited cases, directly from Nutanix.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Subscription	$450,948	$531,983	$853,872	$1,011,461
Professional services	23,442	25,008	45,720	47,843
Other non-subscription product (1)	12,105	8,242	20,512	16,983
Total revenue	$486,495	$565,233	$920,104	$1,076,287

(1)
Prior to fiscal 2024, disclosed as Non-portable software and Hardware, as described below. The prior period has been updated to conform with current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $224.2 million and $437.6 million of our subscription revenue for the three and six months ended January 31, 2023, respectively, and $252.6 million and $506.0 million of our subscription revenue for the three and six months ended January 31, 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $226.7 million and $416.3 million of our subscription revenue for the three and six months ended January 31, 2023, respectively, and $279.4 million and $505.5 million of our subscription revenue for the three and six months ended January 31, 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $10.9 million and $18.7 million of non-portable software revenue for the three and six months ended January 31, 2023, respectively, $7.0 million and $15.2 million of non-portable software revenue for the three and six months ended January 31, 2024, respectively, $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2023, respectively, and $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2024, respectively.

•
Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order server by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the server on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

•
Hardware revenue — In transactions where the hardware platform is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $16.3 million and $28.5 million as of July 31, 2023 and January 31, 2024, respectively.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2023 and January 31, 2024 is presented in the accompanying condensed consolidated balance sheets.

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

Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertains to software entitlement and support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2023	$1,595,032	$357,991
Additions (1)	561,254	42,350
Revenue/commissions recognized	(511,054)	(47,448)
Balance as of October 31, 2023	1,645,232	352,893
Additions (1)	628,495	54,872
Revenue/commissions recognized	(565,233)	(54,604)
Balance as of January 31, 2024	$1,708,494	$353,161

(1)
Includes both billed and unbilled amounts.

During the three and six months ended January 31, 2023, we recognized revenue of approximately $219.9 million and $399.3 million pertaining to amounts deferred as of October 31, 2022 and July 31, 2022, respectively. During the three and six months ended January 31, 2024, we recognized revenue of approximately $243.3 million and $449.9 million pertaining to amounts deferred as of October 31, 2023 and July 31, 2023, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $1.9 billion as of January 31, 2024, of which we expect to recognize approximately 52% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of January 31, 2024
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$413,670	$—	$—	$413,670
U.S. Government securities	—	2,986	—	2,986
Commercial paper	—	19,393	—	19,393
Short-term investments:
Corporate bonds	—	620,128	—	620,128
Commercial paper	—	126,195	—	126,195
U.S. Government securities	—	218,391	—	218,391
Total measured at fair value	$413,670	$987,093	$—	$1,400,763
Cash				243,197
Total cash, cash equivalents and short-term investments				$1,643,960
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$4,920	$4,920

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2026 Notes and the 0.25% convertible senior notes due 2027 (the "2027 Notes", and together with the 2026 Notes, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2023		As of January 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$649,630	$1,043,889	$681,131	$1,744,642
2027 Notes	568,535	497,410	569,303	660,646
Total	$1,218,165	$1,541,299	$1,250,434	$2,405,288

The carrying value of the 2026 Notes as of July 31, 2023 and January 31, 2024 included $47.6 million and $57.5 million, respectively, of non-cash interest expense that was converted to the principal balance, net of unamortized debt discounts of $132.8 million and $113.4 million, respectively, and unamortized debt issuance costs of $15.2 million and $13.0 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2023 and January 31, 2024 was net of unamortized debt issuance costs of $6.5 million and $5.7 million, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2023 and January 31, 2024, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2023 and January 31, 2024, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2024
(in thousands)
Due within one year	$609,886
Due in one to two years	354,828
Total	$964,714

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Prepaid operating expenses	$84,998	$69,501
VAT receivables	5,954	6,880
Other current assets	56,135	32,444
Total prepaid expenses and other current assets	$147,087	$108,825

The decrease in prepaid expenses and other current assets from July 31, 2023 to January 31, 2024 was due primarily to the release of the insurance receivable and the settlement payment related to the February 2023 settlement of two securities class actions, as the settlement was paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2023	January 31, 2024
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$390,378	$412,474
Demonstration units	12	60,985	59,502
Leasehold improvements	(1)	64,667	65,920
Furniture and fixtures	60	16,132	15,980
Total property and equipment, gross		532,162	553,876
Less: accumulated depreciation		(420,297)	(438,652)
Total property and equipment, net		$111,865	$115,224

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $15.8 million and $31.8 million for the three and six months ended January 31, 2023, respectively, and $16.4 million and $32.5 million for the three and six months ended January 31, 2024, respectively.

Goodwill and Intangible Assets, Net

The $0.3 million increase in the carrying value of goodwill during the six months ended January 31, 2024 was related to an immaterial acquisition completed during the second quarter of fiscal 2024.

Intangible assets, net consists of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Developed technology	$78,267	$79,838
Customer relationships	8,860	11,230
Trade name	4,170	4,200
Total intangible assets, gross	91,297	95,268
Less:
Accumulated amortization of developed technology	(73,411)	(75,271)
Accumulated amortization of customer relationships	(8,823)	(8,934)
Accumulated amortization of trade name	(4,170)	(4,179)
Total accumulated amortization	(86,404)	(88,384)
Total intangible assets, net	$4,893	$6,884

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2024 (remaining six months)	$1,731
2025	2,540
2026	777
2027	777
2028	353
Thereafter	706
Total	$6,884

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Accrued commissions	$36,882	$39,580
Contributions to ESPP withheld	10,145	29,038
Payroll taxes payable	17,427	28,022
Accrued vacation	24,840	25,305
Accrued wages and taxes	11,485	15,219
Accrued benefits	12,391	14,730
Accrued bonus	16,404	12,385
Retirement 401(k) payable	1,915	852
Other	12,190	12,706
Total accrued compensation and benefits	$143,679	$177,837

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Accrued professional services	$1,978	$1,690
Software usage liability	11,248	1,347
Litigation settlement reserves	71,000	—
Income taxes payable	2,185	—
Other	22,858	19,364
Total accrued expenses and other current liabilities	$109,269	$22,401

The decrease in accrued expenses and other current liabilities from July 31, 2023 to January 31, 2024 was due primarily to the release of the litigation settlement reserve related to the settlement of two securities class actions, which was agreed to in February 2023 but paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7.

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

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Interest expense related to amortization of debt issuance costs	$99	$—	$248	$—

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes bear interest at a rate of 2.50% per annum, with such interest to be paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes has accrued from the date of issuance, September 24, 2020, and is added to the principal amount, in the case of the 2026 Notes held by Bain, or paid in cash, in the case of the 2026 Notes held by entities that are not affiliated with Bain, as applicable, on a semi-annual basis (on March 15 and September 15 of each year). The 2026 Notes mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	47,569	57,539
Unamortized debt discount (conversion feature) (1)	(132,769)	(113,446)
Unamortized debt issuance costs (1)	(15,170)	(12,962)
Net carrying amount	$649,630	$681,131

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of January 31, 2024, the remaining life of the 2026 Notes was approximately 2.6 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Interest expense related to amortization of debt discount	$9,085	$9,747	$18,012	$19,324
Interest expense related to amortization of debt issuance costs	1,038	1,114	2,058	2,208
Non-cash interest expense	4,923	5,047	9,817	10,064
Total interest expense	$15,046	$15,908	$29,887	$31,596

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through January 31, 2024 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

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

2027 Notes

In September 2021, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2027 consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the 2023 Notes (the "Exchange Transactions") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash (the "Subscription Transactions"). We did not receive any cash proceeds from the Exchange Transactions. The net cash proceeds from the Subscription Transactions were approximately $88.4 million after deducting the offering expenses for both the Exchange Transactions and the Subscription Transactions. We used (i) approximately $14.7 million of the net cash proceeds from the Subscription Transactions to repurchase approximately $12.8 million principal amount of the 2023 Notes and (ii) approximately $58.5 million of the net cash proceeds from the Subscription Transactions to repurchase approximately 1.4 million shares of our Class A common stock.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(6,465)	(5,697)
Net carrying amount	$568,535	$569,303

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of January 31, 2024, the remaining life of the 2027 Notes was approximately 3.7 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Contractual interest expense	$359	$359	$718	$634
Interest expense related to amortization of debt issuance costs	382	384	764	768
Total interest expense	$741	$743	$1,482	$1,402

NOTE 6. LEASES

We have operating leases for offices, research and development facilities and datacenters and finance leases for certain datacenter equipment. Our leases have remaining lease terms of one year to approximately six years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.

Total operating lease cost was $11.2 million and $21.9 million for the three and six months ended January 31, 2023, respectively, and $10.0 million and $19.5 million for the three and six months ended January 31, 2024, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $1.1 million and $1.8 million for the three and six months ended January 31, 2023, respectively, and $1.2 million and $2.3 million for the three and six months ended January 31, 2024, respectively.

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

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$181,226	$180,347
Accumulated amortization	(87,672)	(83,040)
Operating lease right-of-use assets, net	$93,554	$97,307
Operating lease liabilities—current	$29,567	$29,151
Operating lease liabilities—non-current	68,940	73,720
Total operating lease liabilities	$98,507	$102,871
Weighted average remaining lease term (in years):	5.0	4.8
Weighted average discount rate:	6.1%	6.4%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,279	$18,964
Accumulated amortization (1)	(5,558)	(7,421)
Finance lease right-of-use assets, net (1)	$12,721	$11,543
Finance lease liabilities—current (2)	$3,518	$3,755
Finance lease liabilities—non-current (3)	9,722	8,412
Total finance lease liabilities	$13,240	$12,167
Weighted average remaining lease term (in years):	3.7	3.3
Weighted average discount rate:	6.8%	6.9%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,914	$9,921	$23,763	$20,038
Operating cash flows from finance leases	$—	$221	$—	$442
Financing cash flows from finance leases	$488	$870	$2,344	$1,729
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$4,625	$9,185	$5,971	$19,805
Finance leases	$1,543	$685	$1,543	$685

The undiscounted cash flows for our lease liabilities as of January 31, 2024 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2024 (remaining six months)	$18,712	$2,242	$20,954
2025	24,559	4,484	29,043
2026	19,007	3,781	22,788
2027	16,978	2,072	19,050
2028	16,808	1,084	17,892
Thereafter	25,150	41	25,191
Total lease payments	121,214	13,704	134,918
Less: imputed interest	(18,343)	(1,537)	(19,880)
Total lease obligation	102,871	12,167	115,038
Less: current lease obligations	(29,151)	(3,755)	(32,906)
Long-term lease obligations	$73,720	$8,412	$82,132

As of January 31, 2024, we did not have any additional operating lease commitments for office leases that have not yet commenced.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2024, we had up to approximately $75.5 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $44.7 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

In February 2023, we settled the two previously disclosed securities class actions that were brought on behalf of persons or entities who purchased or otherwise acquired our securities and/or transacted in publicly traded call options and/or put options on our stock between November 30, 2017 and May 30, 2019. The total settlement amount was $71.0 million, which was accrued as of July 31, 2023 and included within accrued expenses and other current liabilities on our condensed consolidated balance sheet. In June 2023, $31.1 million of the settlement funds were deposited in escrow and were included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2023. In October 2023, the court granted final approval of the settlement and the funds were subsequently released from escrow and paid out to the plaintiffs. The settlement accrual was partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which was included within prepaid expenses and other current assets on our condensed consolidated balance sheet as of July 31, 2023. During the fiscal year ended July 31, 2023, we recorded charges of $38.7 million for the settlement and applicable legal fees, net of our insurance receivable.

In September 2023, we settled the previously disclosed securities class action that was brought on behalf of a putative class consisting of persons or entities who purchased or otherwise acquired our securities between September 21, 2021 and March 6, 2023. The settlement payment was not material. In November 2023, the court dismissed the securities class action pursuant to the settlement agreement with prejudice as to the lead plaintiff and without prejudice as to the other members of the putative class. In addition, in December 2023, the plaintiff in the related previously disclosed stockholder derivative action voluntarily dismissed the action.

We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of January 31, 2024, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of January 31, 2024, we had 244.7 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three and six months ended January 31, 2024, we repurchased 0.9 million and 1.4 million shares, respectively, of Class A common stock in open market transactions at a weighted average price of $44.61 and $41.80 per share, respectively, for an aggregate purchase price of $41.7 million and $59.2 million, respectively. As of January 31, 2024, $290.8 million remained available for future share repurchases.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9. EQUITY INCENTIVE PLANS

Stock Plans

We have one active equity incentive plan, the 2016 Equity Incentive Plan (the "2016 Plan"), and two inactive equity incentive plans, the 2010 Stock Plan ("2010 Plan") and the 2011 Stock Plan ("2011 Plan"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our initial public offering ("IPO"). As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms.

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units ("RSUs"), and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2022 and 2023, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 11.3 million and 12.0 million shares, respectively, pursuant to these provisions. As of January 31, 2024, we had reserved a total of 46.0 million shares for the issuance of equity awards under the Stock Plans, of which 17.4 million shares were still available for grant.

Restricted Stock Units

RSUs settle into shares of Class A common stock upon vesting. During the second quarter of fiscal 2024, we began funding withholding taxes due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of Class A common stock to cover taxes upon vesting of such awards. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

Performance RSUs

We have historically granted RSUs that have both service and performance conditions to our executives and employees ("Performance RSUs"). Vesting of Performance RSUs is subject to continuous service and the satisfaction of certain performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of Performance RSUs are subject to the performance conditions actually being met.

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.3 million RSUs subject to certain performance conditions ("PRSUs") to our President and CEO. These PRSUs have a grant date fair value of $45.86 and will vest up to 200% based on achievement of specified annual recurring revenue and free cash flow hurdles over a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

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

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.2 million MSUs to our President and CEO. These MSUs have a weighted average grant date fair value of $62.85 and will vest up to 200% based on achievement of specified stock price hurdles at any time during a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective service periods. As of January 31, 2024, approximately 2.7 million MSUs remained outstanding.

Below is a summary of RSU activity, including PRSUs and MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2023	24,774	$24.46
Granted	10,521	$34.48
Released	(6,527)	$25.32
Forfeited	(743)	$25.29
Outstanding at January 31, 2024	28,025	$28.00

Stock Options

We did not grant any stock options during the six months ended January 31, 2024. A total of 0.4 million stock options were exercised during the six months ended January 31, 2024, with a weighted average exercise price per share of $4.41. As of January 31, 2024, 0.6 million stock options, with a weighted average exercise price of $8.57 per share, a weighted average remaining contractual life of 0.9 years and an aggregate intrinsic value of $29.1 million, remained outstanding.

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

During the six months ended January 31, 2024, 0.7 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $13.2 million. As of January 31, 2024, 12.0 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2023	2024
Expected term (in years)	0.86	0.79
Risk-free interest rate	4.0%	5.1%
Volatility	64.3%	48.4%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Cost of revenue:
Product	$2,113	$1,697	$4,272	$3,625
Support, entitlements and other services	8,172	7,183	13,518	14,299
Sales and marketing	23,570	20,738	44,042	42,209
Research and development	36,491	40,541	75,113	78,945
General and administrative	14,944	15,810	29,300	30,889
Total stock-based compensation expense	$85,290	$85,969	$166,245	$169,967

As of January 31, 2024, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $711.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.2 million and $9.6 million for the three and six months ended January 31, 2023, respectively, and $6.3 million and $11.2 million for the three and six months ended January 31, 2024, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

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

As of January 31, 2024, we recognized total restructuring charges of approximately $16.3 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the approximately $16.3 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.4 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our condensed consolidated statements of operations.

During the six months ended January 31, 2023, we recognized restructuring charges of $5.3 million and made cash payments of $15.8 million. During the six months ended January 31, 2024, we did not incur any charges and made cash payments of $0.3 million. As of January 31, 2024, our remaining restructuring liability, included within accrued compensation and benefits in our condensed consolidated balance sheet, was not material. We do not expect to record any material future charges related to this reduction in force.

NOTE 12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs, and each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(70,790)	$32,795	$(170,304)	$16,942
Add: Interest expense related to convertible senior notes, net of tax	—	4,271	—	$8,451
Diluted net (loss) income	$(70,790)	$37,066	$(170,304)	$25,393
Denominator:
Weighted average shares, basic	231,924	243,853	230,229	242,667
Add: Dilutive effect of common stock equivalents	—	54,687	—	52,183
Weighted average shares, diluted	231,924	298,540	230,229	294,851

Net (loss) income per share attributable to common stockholders, basic	$(0.31)	$0.13	$(0.74)	$0.07
Net (loss) income per share attributable to common stockholders, diluted	$(0.31)	$0.12	$(0.74)	$0.09

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following weighted-average shares of common stock were excluded from the computation of diluted net (loss) income per share for the periods presented, as their effect would have been antidilutive:

	Six Months Ended January 31,
	2023	2024
	(in thousands)
Outstanding stock options and RSUs	30,841	536
Employee stock purchase plan	2,933	—
Common stock issuable upon the conversion of the Notes	36,986	—
Total	70,760	536

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
U.S.	$275,407	$308,674	$531,137	$598,948
Europe, the Middle East and Africa	121,564	151,917	221,817	276,501
Asia Pacific	79,202	93,149	148,305	176,261
Other Americas	10,322	11,493	18,845	24,577
Total revenue	$486,495	$565,233	$920,104	$1,076,287

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2023	January 31, 2024
	(in thousands)
United States	$78,404	$82,222
International	33,461	33,002
Total long-lived assets	$111,865	$115,224

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

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call the Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, modern applications, analytics applications, and artificial intelligence ("AI") workloads, including machine learning ("ML") and generative AI workloads, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and their data. We operate a subscription-based business model to provide our customers with the flexibility to choose the licensing that works best for them based on their specific business needs.

The Nutanix Cloud Platform can be deployed on-premises in data centers or at the edge, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years. Configured-to-order servers, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, original equipment manufacturers ("OEMs") or, in limited cases, directly from Nutanix.

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

We had a broad and diverse base of over 25,000 end customers as of January 31, 2024, including approximately 1,030 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Our solutions are primarily sold through channel partners and OEMs, and delivered directly to our end customers. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications, big data analytics, and AI workloads, including ML and generative AI workloads, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers.

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

As initially disclosed in May 2023, in connection with our Audit Committee’s previously completed investigation, we had identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. For more information about our remediation efforts to address the material weakness, refer to Part I, Item 4 of this Quarterly Report on Form 10-Q.

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands, except percentages and end customer count)
Total revenue	$486,495	$565,233	$920,104	$1,076,287
Year-over-year percentage increase	17.8%	16.2%	16.2%	17.0%
Total billings	$529,097	$616,483	$998,827	$1,177,616
Annual contract value ("ACV") billings	$267,622	$329,481	$483,142	$598,407
Annual recurring revenue ("ARR")	$1,377,713	$1,737,364	$1,377,713	$1,737,364
Gross profit	$399,690	$483,677	$750,804	$912,772
Non-GAAP gross profit	$412,471	$493,306	$774,165	$932,556
Gross margin	82.2%	85.6%	81.6%	84.8%
Non-GAAP gross margin	84.8%	87.3%	84.1%	86.6%
Operating expenses	$456,198	$446,632	$887,967	$881,433
Non-GAAP operating expenses	$342,483	$369,428	$693,981	$729,192
Operating (loss) income	$(56,508)	$37,045	$(137,163)	$31,339
Non-GAAP operating income	$69,988	$123,878	$80,184	$203,364
Operating margin	(11.6)%	6.6%	(14.9)%	2.9%
Non-GAAP operating margin	14.4%	21.9%	8.7%	18.9%
Net cash provided by operating activities	$74,084	$186,408	$139,597	$331,881
Free cash flow	$63,014	$162,644	$108,825	$295,097
Total end customers (1)	23,620	25,370	23,620	25,370

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$450,948	$531,983	$853,872	$1,011,461
Professional services revenue	23,442	25,008	45,720	47,843
Other non-subscription product revenue (1)	12,105	8,242	20,512	16,983
Total revenue	$486,495	$565,233	$920,104	$1,076,287
Disaggregation of billings:
Subscription billings	$494,363	$572,759	$935,793	$1,101,673
Professional services billings	22,629	35,482	42,522	58,960
Other non-subscription product billings (1)	12,105	8,242	20,512	16,983
Total billings	$529,097	$616,483	$998,827	$1,177,616

(1)
Prior to fiscal 2024, disclosed as Non-portable software and Hardware, as described below. The prior period has been updated to conform with current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $224.2 million and $437.6 million of our subscription revenue for the three and six months ended January 31, 2023, respectively, and $252.6 million and $506.0 million of our subscription revenue for the three and six months ended January 31, 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $226.7 million and $416.3 million of our subscription revenue for the three and six months ended January 31, 2023, respectively, and $279.4 million and $505.5 million of our subscription revenue for the three and six months ended January 31, 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $10.9 million and $18.7 million of non-portable software revenue for the three and six months ended January 31, 2023, respectively, $7.0 million and $15.2 million of non-portable software revenue for the three and six months ended January 31, 2024, respectively, $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2023, respectively, and $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2024, respectively.

•
Non-portable software revenue — Non-portable software revenue includes sales of our enterprise cloud platform when delivered on a configured-to-order server by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the server on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
•
Hardware revenue — In transactions where the hardware platform is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

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

Total billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow are not substitutes for total revenue, gross profit, gross margin, operating expenses, operating income (loss), operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ACV billings or ARR, so we have not reconciled either ACV billings or ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

We calculate our non-GAAP financial and key performance measures as follows:

Total billings — We calculate total billings by taking the change in deferred revenue less the change in unbilled accounts receivable between the start and end of the period and adding that to total revenue recognized in the same period.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands, except percentages)
Total revenue	$486,495	$565,233	$920,104	$1,076,287
Change in deferred revenue	42,602	51,250	78,723	101,329
Total billings (non-GAAP)	$529,097	$616,483	$998,827	$1,177,616

Gross profit	$399,690	$483,677	$750,804	$912,772
Stock-based compensation	10,285	8,880	17,790	17,924
Amortization of intangible assets	2,531	749	5,341	1,860
Restructuring (reversals) charges	(35)	—	230	—
Non-GAAP gross profit	$412,471	$493,306	$774,165	$932,556

Gross margin	82.2%	85.6%	81.6%	84.8%
Stock-based compensation	2.1%	1.6%	1.9%	1.7%
Amortization of intangible assets	0.5%	0.1%	0.6%	0.2%
Restructuring (reversals) charges	—	—	—	—
Non-GAAP gross margin	84.8%	87.3%	84.1%	86.6%

Operating expenses	$456,198	$446,632	$887,967	$881,433
Stock-based compensation	(75,005)	(77,089)	(148,455)	(152,043)
Amortization of intangible assets	(198)	(82)	(547)	(119)
Restructuring reversals (charges)	479	194	(5,073)	194
Early exit of lease-related assets	(806)	—	(1,726)	—
Litigation settlement accrual and legal fees	(38,185)	(2)	(38,185)	(48)
Other	—	(225)	—	(225)
Non-GAAP operating expenses	$342,483	$369,428	$693,981	$729,192

(Loss) income from operations	$(56,508)	$37,045	$(137,163)	$31,339
Stock-based compensation	85,290	85,969	166,245	169,967
Amortization of intangible assets	2,729	831	5,888	1,979
Restructuring (reversals) charges	(514)	(194)	5,303	(194)
Early exit of lease-related assets	806	—	1,726	—
Litigation settlement accrual and legal fees	38,185	2	38,185	48
Other	—	225	—	225
Non-GAAP income from operations	$69,988	$123,878	$80,184	$203,364

Operating margin	(11.6)%	6.6%	(14.9)%	2.9%
Stock-based compensation	17.5%	15.2%	18.1%	15.8%
Amortization of intangible assets	0.6%	0.1%	0.6%	0.2%
Restructuring (reversals) charges	(0.1)%	—	0.6%	—
Early exit of lease-related assets	0.2%	—	0.2%	—
Litigation settlement accrual and legal fees	7.8%	—	4.1%	—
Other	—	—	—	—
Non-GAAP operating margin	14.4%	21.9%	8.7%	18.9%

Net cash provided by operating activities	$74,084	$186,408	$139,597	$331,881
Purchases of property and equipment	(11,070)	(23,764)	(30,772)	(36,784)
Free cash flow (non-GAAP)	$63,014	$162,644	$108,825	$295,097

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

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2024, we considered approximately 87% of our global sales team members to be fully ramped, while the remaining approximately 13% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

Investment in Research and Development and Engineering – We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. We continue to invest in our growth by strengthening our core offerings, investing in our solution ecosystem, and taking advantage of emerging opportunities around generative AI and modern applications across hybrid and mutlicloud environments.

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers. We sell our solutions primarily through our partners, and our solutions primarily run on hardware platforms that our customers often choose to purchase from our channel or OEM partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our channel and OEM partners in the long term will extend and improve our engagement with a broad set of end customers. Our reliance on manufacturers, including our channel and OEM partners, to produce the hardware platforms on which our software runs exposes us to supply chain delays, which could impair our ability to provide services to end customers in a timely manner. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

Customer Retention and Expansion

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals will have an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of January 31, 2024, approximately 75% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 8.2x greater, on average, than their initial order. This number increases to approximately 28.0x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2024. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

Our business and operating results will depend on our ability to retain and sell additional solutions to our existing and future base of end customers. Our ability to obtain new and retain existing customers will in turn depend in part on a number of factors. These factors include our ability to effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, competition, our costs and customer demand. Furthermore, our subscription-based business model and product transitions may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Components of Our Results of Operations

Revenue

We generate revenue primarily from the sale of our enterprise cloud software platform, sold primarily as subscription term-based licenses, and which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on a server that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order servers and can be used over the life of the associated server.

Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order servers. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years.

Configured-to-order servers, including our Nutanix-branded NX hardware line, can be purchased from one of our channel partners, OEMs or, in limited cases, directly from Nutanix. Our enterprise cloud platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners and OEMs. Revenue is recognized net of sales tax and withholding tax.

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of our enterprise cloud operating system. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a server from a partner, upon making the software available to the customer when not sold with a server or as services are performed with SaaS offerings. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes"), our 2.50% convertible senior notes due 2026 (the "2026 Notes") and our 0.25% convertible senior notes due 2027 (the "2027 Notes"), non-cash interest expense on the 2026 Notes, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(in thousands)
Revenue:
Product	$250,538	$299,660	$459,112	$546,582
Support, entitlements and other services	235,957	265,573	460,992	529,705
Total revenue	486,495	565,233	920,104	1,076,287
Cost of revenue:
Product (1)(2)	15,506	9,402	28,022	19,636
Support, entitlements and other services (1)	71,299	72,154	141,278	143,879
Total cost of revenue	86,805	81,556	169,300	163,515
Gross profit	399,690	483,677	750,804	912,772
Operating expenses:
Sales and marketing (1)(2)	229,788	236,702	466,010	472,025
Research and development (1)	142,301	160,401	291,744	312,376
General and administrative (1)	84,109	49,529	130,213	97,032
Total operating expenses	456,198	446,632	887,967	881,433
(Loss) income from operations	(56,508)	37,045	(137,163)	31,339
Other (expense) income, net	(10,112)	2,096	(23,528)	(3,179)
(Loss) income before provision for income taxes	(66,620)	39,141	(160,691)	28,160
Provision for income taxes	4,170	6,346	9,613	11,218
Net (loss) income	$(70,790)	$32,795	$(170,304)	$16,942

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$2,113	$1,697	$4,272	$3,625
Support, entitlements and other services cost of revenue	8,172	7,183	13,518	14,299
Sales and marketing	23,570	20,738	44,042	42,209
Research and development	36,491	40,541	75,113	78,945
General and administrative	14,944	15,810	29,300	30,889
Total stock-based compensation expense	$85,290	$85,969	$166,245	$169,967

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$2,531	$749	$5,341	$1,860
Sales and marketing	198	82	547	119
Total amortization of intangible assets	$2,729	$831	$5,888	$1,979

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2024	2023	2024
	(as a percentage of total revenue)
Revenue:
Product	51.5%	53.0%	49.9%	50.8%
Support, entitlements and other services	48.5%	47.0%	50.1%	49.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.2%	1.6%	3.0%	1.8%
Support, entitlements and other services	14.6%	12.8%	15.4%	13.4%
Total cost of revenue	17.8%	14.4%	18.4%	15.2%
Gross profit	82.2%	85.6%	81.6%	84.8%
Operating expenses:
Sales and marketing	47.2%	41.9%	50.6%	43.9%
Research and development	29.3%	28.4%	31.7%	29.0%
General and administrative	17.3%	8.8%	14.1%	9.0%
Total operating expenses	93.8%	79.1%	96.4%	81.9%
(Loss) income from operations	(11.6)%	6.5%	(14.8)%	2.9%
Other (expense) income, net	(2.1)%	0.4%	(2.6)%	(0.3)%
(Loss) income before provision for income taxes	(13.7)%	6.9%	(17.4)%	2.6%
Provision for income taxes	0.9%	1.1%	1.0%	1.0%
Net (loss) income	(14.6)%	5.8%	(18.4)%	1.6%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Six Months Ended January 31, 2023 and 2024

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Product	$250,538	$299,660	$49,122	20%	$459,112	$546,582	$87,470	19%
Support, entitlements and other services	235,957	265,573	29,616	13%	460,992	529,705	68,713	15%
Total revenue	$486,495	$565,233	$78,738	16%	$920,104	$1,076,287	$156,183	17%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
U.S.	$275,407	$308,674	$33,267	12%	$531,137	$598,948	$67,811	13%
Europe, the Middle East and Africa	121,564	151,917	30,353	25%	221,817	276,501	54,684	25%
Asia Pacific	79,202	93,149	13,947	18%	148,305	176,261	27,956	19%
Other Americas	10,322	11,493	1,171	11%	18,845	24,577	5,732	30%
Total revenue	$486,495	$565,233	$78,738	16%	$920,104	$1,076,287	$156,183	17%

The increases in product revenue for the three and six months ended January 31, 2024, as compared to the prior year periods, were due primarily to increases in software revenue resulting from growth in software renewals due to an increased adoption of our products, partially offset by the impact of the shorter average contract durations. For both the three and six months ended January 31, 2023, the total average contract duration was approximately 3.0 years. For the three and six months ended January 31, 2024, the total average contract duration was approximately 2.8 years and 2.9 years, respectively. Total average contract duration represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and six months ended January 31, 2024, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Cost of product revenue	$15,506	$9,402	$(6,104)	(39)%	$28,022	$19,636	$(8,386)	(30)%
Product gross margin	93.8%	96.9%			93.9%	96.4%
Cost of support, entitlements and other services revenue	$71,299	$72,154	$855	1%	$141,278	$143,879	$2,601	2%
Support, entitlements and other services gross margin	69.8%	72.8%			69.4%	72.8%
Total gross margin	82.2%	85.6%			81.6%	84.8%

Cost of product revenue

Cost of product revenue decreased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to a decrease in amortization expense resulting from acquired intangible assets starting to reach the end of their useful lives. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by 3.1 percentage points and 2.5 percentage points for the three and six months ended January 31, 2024, respectively, as compared to the prior year periods, due primarily to product revenue growing at a higher rate than cost of product revenue.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 3.0 percentage points and 3.4 percentage points for the three and six months ended January 31, 2024, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$229,788	$236,702	$6,914	3%	$466,010	$472,025	$6,015	1%
Percent of total revenue	47.2%	41.9%			50.6%	43.9%

Sales and marketing expense increased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs, including commissions expense, resulting from growth in our sales and marketing headcount, partially offset by decreases in outside services costs.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Research and development	$142,301	$160,401	$18,100	13%	$291,744	$312,376	$20,632	7%
Percent of total revenue	29.3%	28.4%			31.7%	29.0%

Research and development expense increased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, partially offset by decreases in technical costs.

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
General and administrative	$84,109	$49,529	$(34,580)	(41)%	$130,213	$97,032	$(33,181)	(25)%
Percent of total revenue	17.3%	8.8%			14.1%	9.0%

General and administrative expense decreased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to a decrease in the litigation settlement accrual and legal fees as a result of the February 2023 settlement of two securities class actions, partially offset by higher personnel-related costs, including stock-based compensation expense.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income (Expense), Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Interest income, net	$8,946	$17,649	$(8,703)	(97)%	$14,458	$33,035	$(18,577)	(128)%
Amortization of debt discount and issuance costs and interest expense	(15,887)	(16,651)	764	5%	(31,617)	(32,998)	1,381	4%
Other	(3,171)	1,098	(4,269)	(135)%	(6,369)	(3,216)	(3,153)	(50)%
Other (expense) income, net	$(10,112)	$2,096	$(12,208)	(121)%	$(23,528)	$(3,179)	$(20,349)	(86)%

Other income (expense), net decreased for the three and six months ended January 31, 2024, as compared to the prior year periods, due primarily to increases in foreign exchange gains as well as interest income on our investments.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,170	$6,346	$2,176	52%	$9,613	$11,218	$1,605	17%

The increases in the income tax provision for the three and six months ended January 31, 2024, as compared to the prior year periods, were due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally, as well as higher U.S. state income taxes, partially offset by excess tax benefits on stock options and restricted stock units exercised in the current period. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and marketable securities and net accounts receivable. As of January 31, 2024, we had $679.2 million of cash and cash equivalents, $2.1 million of restricted cash and $964.7 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of January 31, 2024, we had accounts receivable of $189.0 million, net of allowances of $1.1 million.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Due to investments in our business as well as the potential cash flow impacts resulting from our subscription-based business model, our operating and free cash flow may continue to fluctuate during the next 12 months. Notwithstanding that fact, we believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital, including share repurchases, and capital expenditures for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our subscription-based business model.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. The program may be modified, suspended or discontinued at any time. For more information on the share repurchase program, refer to Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2023	2024
	(in thousands)
Net cash provided by operating activities	$139,597	$331,881
Net cash used in investing activities	(10,644)	(67,319)
Net cash used in financing activities	(125,152)	(98,977)
Net increase in cash, cash equivalents and restricted cash	$3,801	$165,585

Cash Flows from Operating Activities

Net cash provided by operating activities was $331.9 million for the six months ended January 31, 2024, compared to $139.6 million for the six months ended January 31, 2023. The increase in cash provided by operating activities for the six months ended January 31, 2024 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of $10.6 million for the six months ended January 31, 2023 included $509.0 million of short-term investment purchases and $30.8 million of purchases of property and equipment, partially offset by $529.1 million of maturities of short-term investments.

Net cash used in investing activities of $67.3 million for the six months ended January 31, 2024 included $455.3 million of short-term investment purchases, $36.8 million of purchases of property and equipment and $4.5 million of cash paid for acquisitions, partially offset by $429.2 million of maturities of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of $125.2 million for the six months ended January 31, 2023 included $145.7 million used to repay the 2023 Notes at maturity and $2.3 million of payments for finance lease obligations, partially offset by $22.9 million of proceeds from the sale of shares through employee equity incentive plans.

Net cash used in financing activities of $99.0 million for the six months ended January 31, 2024 included $59.2 million of repurchases of our Class A common stock, $53.2 million of taxes paid related to the net share settlement of equity awards and $1.8 million of payments for finance lease obligations, partially offset by $15.2 million of proceeds from the sale of shares through employee equity incentive plans.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of January 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,390,641	$475	$815,166	$575,000	$—
Operating leases (undiscounted basis) (2)	121,214	33,257	36,249	33,648	18,060
Other commitments (3)	75,536	64,920	8,602	2,014	—
Guarantees with contract manufacturers	44,715	44,715	—	—	—
Total	$1,632,106	$143,367	$860,017	$610,662	$18,060

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

As of January 31, 2024, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our sales contracts are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $18.5 million and $32.5 million for the six months ended January 31, 2023 and 2024, respectively. The decrease in this hypothetical change is due to a decrease in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). As initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, our management identified a material weakness in our internal control over financial reporting. As described below, while our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated, as we are still in the process of testing the applicable remediated controls. Accordingly, based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of January 31, 2024. Notwithstanding this material weakness, our management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

Based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"), our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating the material weakness, the material weakness has not been fully remediated as of January 31, 2024.

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

This material weakness resulted in an immaterial error in the reporting of expenses for software licenses and support for each prior period beginning in August 2014, which we have corrected prospectively as we issue future financial statements. We have evaluated the materiality of this error and determined that the impact is not material to our previously issued financial statements.

Status of Remediation Efforts to Address Material Weakness

Our management and the Audit Committee of our Board of Directors are committed to remediating the material weakness and strengthening our overall internal control over financial reporting. To this end, our management, with oversight from the Audit Committee, has implemented all of the remedial measures outlined in the remediation plan initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023. Specifically, we have implemented the below remedial measures as outlined in the remediation plan. Our management believes that the remediation measures described below will remediate the material weakness and strengthen our overall internal control over financial reporting. While we have implemented all of the remedial measures described below, we are still in the process of testing the applicable remediated controls. Accordingly, our management determined that this material weakness has not yet been fully remediated as of January 31, 2024. The remedial measures implemented to date are as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended January 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
November 1 - 30, 2023	424	$39.26	424	$315,837
December 1 - 31, 2023	—	$—	—	$315,837
January 1 - 31, 2024	510	$49.07	510	$290,837
Total	934		934

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

This table excludes shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On January 10, 2024, Rukmini Sivaraman, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sivaraman's plan provides for the sale, from time to time during the period beginning on April 10, 2024 through January 8, 2025, of up to 80,000 shares and up to 20% of the net shares that Ms. Sivaraman may receive from the vesting of outstanding awards of restricted stock units and performance-based restricted stock units from time to time beginning with the March 15, 2024 vesting date and ending on the December 15, 2024 vesting date.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1

Complete copy of the Amended and Restated Certificate of Incorporation, as amended, consisting of (i) the Amended and Restated Certificate of Incorporation filed on December 9, 2022 and (ii) the Certificate of Amendment filed on December 8, 2023

X
10.1†	Form of Global Restricted Stock Unit Agreement for the Stock Price Performance-Based Restricted Stock Units by and between the Registrant and Rajiv Ramaswami	8-K	001-37883	10.1	1/9/2024
10.2†+	Form of Global Restricted Stock Unit Agreement for the Operational Metrics Performance-Based Restricted Stock Units by and between the Registrant and Rajiv Ramaswami	8-K	001-37883	10.2	1/9/2024
10.3†	Transition Agreement, dated as of February 7, 2024, by and between the Registrant and Tyler Wall					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

† Indicates a management contract or compensatory plan or arrangement.

+ Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant determined the omitted information (i) is not material and (ii) would be competitively harmful to the Registrant if publicly disclosed.

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

NUTANIX, INC.

Date: March 7, 2024	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)