Form 10-Q
period 2024-04-30
Nutanix, Inc.
filed 2024-06-10
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of May 31, 2024, the registrant had 246,640,821 shares of Class A common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our investment in our growth over the long-run, including the development of our solutions and investing in sales and marketing;
•
improving our operating cash flow performance, including by focusing on go-to-market efficiencies and taking steps to manage our expense;
•
our intent and measures to reduce our overall sales and marketing spend as a percentage of revenue;
•
sustaining profitable growth;
•
fluctuations in our overall spending, including sales and marketing, research and development, and general and administrative expenses;
•
expected sales productivity;
•
the recent evolution of our sales pipeline and its expected effect on our new and expansion business;
•
fluctuations in hardware revenue and cost of product revenue;
•
fluctuations in our operating and free cash flow during the next 12 months;
•
sufficiency of our cash, cash equivalents and short-term investments and net cash provided by operating activities to meet anticipated cash needs;
•
our expectations that neither our operating results nor cash flows would be materially affected by any sudden change in interest rates;
•
anticipated trends, opportunities and challenges in our business and in the markets in which we operate; and
•
our plans and expectations concerning the remediation of the material weakness previously identified by management.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2023	April 30, 2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$512,929	$598,027
Short-term investments	924,466	1,053,354
Accounts receivable, net of allowances of $733 and $1,619, respectively	157,251	225,301
Deferred commissions—current	120,001	148,435
Prepaid expenses and other current assets	147,087	114,123
Total current assets	1,861,734	2,139,240
Property and equipment, net	111,865	114,785
Operating lease right-of-use assets	93,554	96,895
Deferred commissions—non-current	237,990	204,357
Intangible assets, net	4,893	6,019
Goodwill	184,938	185,235
Other assets—non-current	31,941	28,393
Total assets	$2,526,915	$2,774,924
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,928	$40,286
Accrued compensation and benefits	143,679	173,339
Accrued expenses and other current liabilities	109,269	22,486
Deferred revenue—current	823,665	923,559
Operating lease liabilities—current	29,567	23,884
Total current liabilities	1,136,108	1,183,554
Deferred revenue—non-current	771,367	823,891
Operating lease liabilities—non-current	68,940	79,028
Convertible senior notes, net	1,218,165	1,271,966
Other liabilities—non-current	39,754	35,945
Total liabilities	3,234,334	3,394,384
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2023 and April 30, 2024; no shares issued and outstanding as of July 31, 2023 and April 30, 2024	—	—
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2023 and April 30, 2024; 239,607 and 246,932 Class A shares issued and outstanding as of July 31, 2023 and April 30, 2024, respectively	6	6
Additional paid-in capital	3,930,668	4,086,671
Accumulated other comprehensive loss	(5,171)	(3,703)
Accumulated deficit	(4,632,922)	(4,702,434)
Total stockholders’ deficit	(707,419)	(619,460)
Total liabilities and stockholders’ deficit	$2,526,915	$2,774,924

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands, except per share data)
Revenue:
Product	$212,507	$255,465	$671,619	$802,047
Support, entitlements and other services	236,074	269,112	697,066	798,817
Total revenue	448,581	524,577	1,368,685	1,600,864
Cost of revenue:
Product	12,430	8,469	40,452	28,105
Support, entitlements and other services	69,999	71,150	211,277	215,029
Total cost of revenue	82,429	79,619	251,729	243,134
Gross profit	366,152	444,958	1,116,956	1,357,730
Operating expenses:
Sales and marketing	229,261	245,901	695,271	717,926
Research and development	143,016	159,220	434,760	471,596
General and administrative	52,515	51,425	182,728	148,457
Total operating expenses	424,792	456,546	1,312,759	1,337,979
(Loss) income from operations	(58,640)	(11,588)	(195,803)	19,751
Other (expense) income, net	(7,168)	659	(30,696)	(2,520)
(Loss) income before provision for income taxes	(65,808)	(10,929)	(226,499)	17,231
Provision for income taxes	5,161	4,687	14,774	15,905
Net (loss) income	$(70,969)	$(15,616)	$(241,273)	$1,326
Net (loss) income per share attributable to Class A common stockholders, basic	$(0.30)	$(0.06)	$(1.04)	$0.01
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.30)	$(0.06)	$(1.04)	$0.05
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	234,735	245,766	231,702	243,688
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	234,735	245,766	231,702	297,055

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Net (loss) income	$(70,969)	$(15,616)	$(241,273)	$1,326
Other comprehensive income (loss), net of tax:
Change in unrealized loss on available-for-sale securities, net of tax	1,518	(4,582)	1,793	1,468
Comprehensive (loss) income	$(69,451)	$(20,198)	$(239,480)	$2,794

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	2,172	—	1,975	—	—	1,975
Issuance of common stock from ESPP purchase	998	—	18,947	—	—	18,947
Stock-based compensation	—	—	80,955	—	—	80,955
Other comprehensive loss	—	—	—	(3,642)	—	(3,642)
Net loss	—	—	—	—	(99,514)	(99,514)
Balance - October 31, 2022	230,108	6	3,685,805	(9,718)	(4,477,876)	(801,783)
Issuance of common stock through employee equity incentive plans	3,483	—	684	—	—	684
Stock-based compensation	—	—	85,290	—	—	85,290
Other comprehensive income	—	—	—	3,917	—	3,917
Net loss	—	—	—	—	(70,790)	(70,790)
Balance - January 31, 2023	233,591	6	3,771,779	(5,801)	(4,548,666)	(782,682)
Issuance of common stock through employee equity incentive plans	2,566	—	372	—	—	372
Shares withheld related to net share settlement of equity awards	(413)	—	(10,214)	—	—	(10,214)
Stock-based compensation	—	—	72,908	—	—	72,908
Other comprehensive income	—	—	—	1,518	—	1,518
Net loss	—	—	—	—	(70,969)	(70,969)
Balance - April 30, 2023	235,744	$6	$3,834,845	$(4,283)	$(4,619,635)	$(789,067)

	Nine Months Ended April 30, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	6	4,020,672	(4,375)	(4,658,514)	(642,211)
Issuance of common stock through employee equity incentive plans	3,689	—	1,370	—	—	1,370
Shares withheld related to net share settlement of equity awards	(1,148)	—	(53,180)	—	—	(53,180)
Repurchase and retirement of common stock	(934)	—	(15,052)	—	(26,627)	(41,679)
Stock-based compensation	—	—	85,969	—	—	85,969
Other comprehensive income	—	—	—	5,254	—	5,254
Net income	—	—	—	—	32,795	32,795
Balance - January 31, 2024	244,659	6	4,039,779	879	(4,652,346)	(611,682)
Issuance of common stock through employee equity incentive plans	2,756	—	1,413	—	—	1,413
Issuance of common stock from ESPP purchase	1,217	—	34,094	—	—	34,094
Shares withheld related to net share settlement of equity awards	(926)	—	(58,440)	—	—	(58,440)
Repurchase and retirement of common stock	(774)	—	(12,467)	—	(34,472)	(46,939)
Stock-based compensation	—	—	82,292	—	—	82,292
Other comprehensive loss	—	—	—	(4,582)	—	(4,582)
Net loss	—	—	—	—	(15,616)	(15,616)
Balance - April 30, 2024	246,932	$6	$4,086,671	$(3,703)	$(4,702,434)	$(619,460)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2023	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(241,273)	$1,326
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,078	54,986
Stock-based compensation	239,153	252,259
Amortization of debt discount and issuance costs	31,767	33,738
Operating lease cost, net of accretion	27,065	24,009
Early exit of lease-related assets	(1,109)	—
Non-cash interest expense	14,772	15,143
Other	(6,275)	(14,117)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,768)	(49,669)
Deferred commissions	16,919	5,199
Prepaid expenses and other assets	(33,858)	37,588
Accounts payable	(5,106)	10,326
Accrued compensation and benefits	2,356	29,660
Accrued expenses and other liabilities	53,451	(83,857)
Operating leases, net	(30,134)	(22,394)
Deferred revenue	92,056	134,037
Net cash provided by operating activities	214,094	428,234
Cash flows from investing activities:
Maturities of investments	722,983	625,519
Purchases of investments	(711,253)	(740,034)
Payments for acquisitions, net of cash acquired	—	(4,500)
Purchases of property and equipment	(52,603)	(54,813)
Net cash used in investing activities	(40,873)	(173,828)
Cash flows from financing activities:
Repayment of convertible notes	(145,704)	—
Proceeds from sales of shares through employee equity incentive plans	23,268	50,660
Taxes paid related to net share settlement of equity awards	(10,214)	(111,620)
Repurchases of common stock	—	(106,131)
Payment of finance lease obligations	(3,711)	(2,928)
Net cash used in financing activities	(136,361)	(170,019)
Net increase in cash, cash equivalents and restricted cash	$36,860	$84,387
Cash, cash equivalents and restricted cash—beginning of period	405,862	515,771
Cash, cash equivalents and restricted cash—end of period	$442,722	$600,158
Restricted cash (1)	2,804	2,131
Cash and cash equivalents—end of period	$439,918	$598,027
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$21,578	$20,938
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$16,214	$983

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

We provide a leading enterprise cloud platform, which we call Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, modern applications, analytics applications, and artificial intelligence ("AI") workloads, including machine learning and generative AI workloads, between on-premises and public clouds. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners") and delivered directly to our end customers.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2023 and 2024, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,		July 31, 2023	April 30, 2024
Partners	2023	2024	2023	2024
Partner A	32%	33%	32%	32%	17%	24%
Partner B	18%	16%	16%	16%	19%	13%
Partner C	(1)	(1)	10%	11%	(1)	(1)
Partner D	(1)	(1)	(1)	(1)	11%	(1)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

Nutanix Cloud Platform can be deployed on-premises in data centers or at the edge, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions generally have durations extending up to five years.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Subscription	$417,516	$486,620	$1,271,388	$1,498,081
Professional services	22,101	26,240	67,821	74,083
Other non-subscription product (1)	8,964	11,717	29,476	28,700
Total revenue	$448,581	$524,577	$1,368,685	$1,600,864

(1)
Prior to fiscal 2024, these amounts were presented as separate line items, Non-portable software and Hardware, as described below. Prior period amounts have been updated to conform to the current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $226.1 million and $663.8 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively, and $254.8 million and $760.8 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $191.4 million and $607.6 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively, and $231.8 million and $737.3 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $8.4 million and $27.0 million of non-portable software revenue for the three and nine months ended April 30, 2023, respectively, $11.1 million and $26.3 million of non-portable software revenue for the three and nine months ended April 30, 2024, respectively, $0.6 million and $2.5 million of hardware revenue for the three and nine months ended April 30, 2023, respectively, and $0.6 million and $2.4 million of hardware revenue for the three and nine months ended April 30, 2024, respectively.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $16.3 million and $34.7 million as of July 31, 2023 and April 30, 2024, respectively.

Payment terms on invoiced amounts are typically 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2023 and April 30, 2024 is presented in the accompanying condensed consolidated balance sheets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2023	$1,595,032	$357,991
Additions (1)	561,254	42,350
Revenue/commissions recognized	(511,054)	(47,448)
Balance as of October 31, 2023	1,645,232	352,893
Additions (1)	628,495	54,872
Revenue/commissions recognized	(565,233)	(54,604)
Balance as of January 31, 2024	1,708,494	353,161
Additions	563,533	54,505
Revenue/commissions recognized	(524,577)	(54,874)
Balance as of April 30, 2024	$1,747,450	$352,792

(1)
Includes both billed and unbilled amounts.

During the three and nine months ended April 30, 2023, we recognized revenue of approximately $218.7 million and $556.9 million pertaining to amounts deferred as of January 31, 2023 and July 31, 2022, respectively. During the three and nine months ended April 30, 2024, we recognized revenue of approximately $254.2 million and $621.5 million pertaining to amounts deferred as of January 31, 2024 and July 31, 2023, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2.0 billion as of April 30, 2024, of which we expect to recognize approximately 53% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of April 30, 2024
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$309,826	$—	$—	$309,826
U.S. Government securities	—	11,442	—	11,442
Commercial paper	—	38,321	—	38,321
Short-term investments:
Corporate bonds	—	641,171	—	641,171
Commercial paper	—	130,057	—	130,057
U.S. Government securities	—	282,126	—	282,126
Total measured at fair value	$309,826	$1,103,117	$—	$1,412,943
Cash				238,438
Total cash, cash equivalents and short-term investments				$1,651,381
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,030	$5,030

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

	As of July 31, 2023		As of April 30, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$649,630	$1,043,889	$702,279	$1,881,373
2027 Notes	568,535	497,410	569,687	699,994
Total	$1,218,165	$1,541,299	$1,271,966	$2,581,367

The carrying value of the 2026 Notes as of July 31, 2023 and April 30, 2024 included $47.6 million and $67.6 million, respectively, of non-cash interest expense that was added to the principal balance, net of unamortized debt discounts of $132.8 million and $103.5 million, respectively, and unamortized debt issuance costs of $15.2 million and $11.8 million, respectively.

The carrying value of the 2027 Notes as of July 31, 2023 and April 30, 2024 was net of unamortized debt issuance costs of $6.5 million and $5.3 million, respectively.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2023 and April 30, 2024, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2023 and April 30, 2024, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2024
(in thousands)
Due within one year	$617,690
Due in one to three years	435,664
Total	$1,053,354

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Prepaid operating expenses	$84,998	$71,106
VAT receivables	5,954	7,160
Other current assets	56,135	35,857
Total prepaid expenses and other current assets	$147,087	$114,123

The decrease in prepaid expenses and other current assets from July 31, 2023 to April 30, 2024 was due primarily to the release of the insurance receivable and the settlement payment related to the February 2023 settlement of two securities class actions, as the settlement was paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2023	April 30, 2024
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$390,378	$425,498
Demonstration units	12	60,985	59,439
Leasehold improvements	(1)	64,667	67,727
Furniture and fixtures	60	16,132	16,202
Total property and equipment, gross		532,162	568,866
Less: accumulated depreciation		(420,297)	(454,081)
Total property and equipment, net		$111,865	$114,785

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.

Depreciation expense related to our property and equipment was $16.0 million and $47.8 million for the three and nine months ended April 30, 2023, respectively, and $16.7 million and $49.2 million for the three and nine months ended April 30, 2024, respectively.

Goodwill and Intangible Assets, Net

The $0.3 million increase in the carrying value of goodwill during the nine months ended April 30, 2024 was related to an immaterial acquisition completed during the second quarter of fiscal 2024.

Intangible assets, net consists of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Developed technology	$78,267	$79,838
Customer relationships	8,860	11,230
Trade name	4,170	4,200
Total intangible assets, gross	91,297	95,268
Less:
Accumulated amortization of developed technology	(73,411)	(76,038)
Accumulated amortization of customer relationships	(8,823)	(9,022)
Accumulated amortization of trade name	(4,170)	(4,189)
Total accumulated amortization	(86,404)	(89,249)
Total intangible assets, net	$4,893	$6,019

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2024 (remaining three months)	$865
2025	2,540
2026	777
2027	777
2028	353
Thereafter	707
Total	$6,019

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Accrued commissions	$36,882	$43,029
Accrued vacation	24,840	27,479
Payroll taxes payable	17,427	24,719
Accrued wages and taxes	11,485	24,134
Accrued benefits	12,391	17,067
Accrued bonus	16,404	13,549
Contributions to ESPP withheld	10,145	9,505
Retirement 401(k) payable	1,915	590
Other	12,190	13,267
Total accrued compensation and benefits	$143,679	$173,339

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Accrued professional services	$1,978	$2,193
Software usage liability	11,248	1,347
Litigation settlement reserves	71,000	—
Income taxes payable	2,185	—
Other	22,858	18,946
Total accrued expenses and other current liabilities	$109,269	$22,486

The decrease in accrued expenses and other current liabilities from July 31, 2023 to April 30, 2024 was due primarily to the release of the litigation settlement reserve related to the settlement of two securities class actions, which was agreed to in February 2023 but paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7.

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

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Interest expense related to amortization of debt issuance costs	$—	$—	$248	$—

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

In January 2023, the convertible note hedges and warrant transactions expired concurrently with the maturity of the 2023 Notes. No settlement is required as the stock has remained below the strike price throughout the unwind settlement averaging period.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2026 Notes consisted of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Principal amounts:
Principal	$750,000	$750,000
Non-cash interest expense converted to principal	47,569	67,633
Unamortized debt discount (conversion feature) (1)	(132,769)	(103,526)
Unamortized debt issuance costs (1)	(15,170)	(11,828)
Net carrying amount	$649,630	$702,279

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate is 7.05%.

As of April 30, 2024, the remaining life of the 2026 Notes was approximately 2.4 years.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Interest expense related to amortization of debt discount	$9,246	$9,920	$27,258	$29,244
Interest expense related to amortization of debt issuance costs	1,056	1,133	3,114	3,341
Non-cash interest expense	4,955	5,079	14,772	15,143
Total interest expense	$15,257	$16,132	$45,144	$47,728

Non-cash interest expense is related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through April 30, 2024 and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest will be converted to the principal balance of the 2026 Notes at each payment date and will be convertible to shares of our Class A common stock at maturity or when converted.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(6,465)	(5,313)
Net carrying amount	$568,535	$569,687

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of April 30, 2024, the remaining life of the 2027 Notes was approximately 3.4 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Contractual interest expense	$548	$359	$1,266	$993
Interest expense related to amortization of debt issuance costs	383	385	1,147	1,153
Total interest expense	$931	$744	$2,413	$2,146

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

Total operating lease cost was $10.6 million and $32.6 million for the three and nine months ended April 30, 2023, respectively, and $9.8 million and $29.3 million for the three and nine months ended April 30, 2024, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $1.0 million and $2.8 million for the three and nine months ended April 30, 2023, respectively, and $1.3 million and $3.6 million for the three and nine months ended April 30, 2024, respectively.

During the nine months ended April 30, 2023, we signed agreements to early exit certain office spaces in the United States and the Netherlands. The reductions in the lease terms resulted in decreases to the carrying amounts of the operating lease liabilities and the operating lease right-of-use assets on our condensed consolidated balance sheet as of April 30, 2023. In addition, we recorded $1.7 million of expense in our condensed consolidated statements of operations for the nine months ended April 30, 2023.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$181,226	$187,075
Accumulated amortization	(87,672)	(90,180)
Operating lease right-of-use assets, net	$93,554	$96,895
Operating lease liabilities—current	$29,567	$23,884
Operating lease liabilities—non-current	68,940	79,028
Total operating lease liabilities	$98,507	$102,912
Weighted average remaining lease term (in years):	5.0	4.9
Weighted average discount rate:	6.1%	6.4%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,279	$19,345
Accumulated amortization (1)	(5,558)	(8,445)
Finance lease right-of-use assets, net (1)	$12,721	$10,900
Finance lease liabilities—current (2)	$3,518	$3,888
Finance lease liabilities—non-current (3)	9,722	7,680
Total finance lease liabilities	$13,240	$11,568
Weighted average remaining lease term (in years):	3.7	3.1
Weighted average discount rate:	6.8%	7.0%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,798	$8,156	$35,561	$28,194
Operating cash flows from finance leases	$—	$247	$—	$689
Financing cash flows from finance leases	$1,367	$923	$3,711	$2,652
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$—	$6,657	$5,971	$26,462
Finance leases	$5,468	$381	$7,011	$1,066

The undiscounted cash flows for our lease liabilities as of April 30, 2024 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2024 (remaining three months)	$6,321	$1,144	$7,465
2025	29,526	4,576	34,102
2026	20,880	3,874	24,754
2027	18,819	2,164	20,983
2028	18,649	1,153	19,802
Thereafter	26,812	40	26,852
Total lease payments	121,007	12,951	133,958
Less: imputed interest	(18,095)	(1,383)	(19,478)
Total lease obligation	102,912	11,568	114,480
Less: current lease obligations	(23,884)	(3,888)	(27,772)
Long-term lease obligations	$79,028	$7,680	$86,708

As of April 30, 2024, we did not have any additional operating lease commitments for office leases that have not yet commenced.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2024, we had up to approximately $109.0 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and up to approximately $76.7 million in the form of guarantees to certain of our contract manufacturers.

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

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of April 30, 2024, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of April 30, 2024, we had 246.9 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The repurchase program does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three and nine months ended April 30, 2024, we repurchased 0.8 million and 2.2 million shares, respectively, of Class A common stock in open market transactions at a weighted average price of $60.64 and $48.46 per share, respectively, for an aggregate purchase price of $46.9 million and $106.1 million, respectively. As of April 30, 2024, $243.9 million remained available for future share repurchases.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units ("RSUs"), and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by the Board. Accordingly, on August 1, 2022 and 2023, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 11.3 million and 12.0 million shares, respectively, pursuant to these provisions. As of April 30, 2024, we had reserved a total of 44.2 million shares for the issuance of equity awards under the Stock Plans, of which 18.3 million shares were still available for grant.

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

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.3 million RSUs subject to certain performance conditions ("PRSUs") to our President and CEO. These PRSUs have a grant date fair value per unit of $45.86 and will vest up to 200% based on achievement of specified annual recurring revenue and free cash flow hurdles over a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

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

We used Monte Carlo simulations to calculate the fair value of these awards on the grant date, or modification date, as applicable. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield. We recognize stock-based compensation expense related to these MSUs using the graded vesting attribution method over the respective service periods. As of April 30, 2024, approximately 2.6 million MSUs remained outstanding.

Below is a summary of RSU activity, including PRSUs and MSUs, under the Stock Plans:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)
Outstanding at July 31, 2023	24,774	$24.46
Granted	10,923	$35.44
Released	(9,076)	$25.54
Forfeited	(1,092)	$25.74
Outstanding at April 30, 2024	25,529	$28.72

Stock Options

We did not grant any stock options during the nine months ended April 30, 2024. A total of 0.6 million stock options were exercised during the nine months ended April 30, 2024, with a weighted average exercise price per share of $5.18. As of April 30, 2024, 0.4 million stock options, with a weighted average exercise price of $9.47 per share, a weighted average remaining contractual life of 0.7 years and an aggregate intrinsic value of $20.7 million, remained outstanding.

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

During the nine months ended April 30, 2024, 1.9 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $47.3 million. As of April 30, 2024, 10.7 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2023	2024
Expected term (in years)	0.74	0.78
Risk-free interest rate	4.2%	5.1%
Volatility	60.5%	47.2%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Cost of revenue:
Product	$1,831	$1,576	$6,103	$5,201
Support, entitlements and other services	6,565	6,391	20,083	20,690
Sales and marketing	19,383	18,901	63,425	61,110
Research and development	32,003	38,719	107,116	117,664
General and administrative	13,126	16,705	42,426	47,594
Total stock-based compensation expense	$72,908	$82,292	$239,153	$252,259

As of April 30, 2024, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $649.3 million and is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 10. INCOME TAXES

The income tax provisions of $5.2 million and $14.8 million for the three and nine months ended April 30, 2023, respectively, and $4.7 million and $15.9 million for the three and nine months ended April 30, 2024, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

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

As of April 30, 2024, we recognized total restructuring charges of approximately $16.3 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the approximately $16.3 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.4 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our condensed consolidated statements of operations.

During the nine months ended April 30, 2023, we recognized restructuring charges of $5.3 million and made cash payments of $15.8 million. During the nine months ended April 30, 2024, we did not incur any charges and made cash payments of $0.4 million. As of April 30, 2024, our remaining restructuring liability, included within accrued compensation and benefits in our condensed consolidated balance sheet, was not material. We do not expect to record any material future charges related to this reduction in force.

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

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(70,969)	$(15,616)	$(241,273)	$1,326
Add: Interest expense related to convertible senior notes, net of tax	—	—	—	12,749
Diluted net (loss) income	$(70,969)	$(15,616)	$(241,273)	$14,075
Denominator:
Weighted average shares, basic	234,735	245,766	231,702	243,688
Add: Dilutive effect of common stock equivalents	—	—	—	53,367
Weighted average shares, diluted	234,735	245,766	231,702	297,055

Net (loss) income per share attributable to common stockholders, basic	$(0.30)	$(0.06)	$(1.04)	$0.01
Net (loss) income per share attributable to common stockholders, diluted	$(0.30)	$(0.06)	$(1.04)	$0.05

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following weighted-average shares of common stock were excluded from the computation of diluted net (loss) income per share for the periods presented, as their effect would have been antidilutive:

	Nine Months Ended April 30,
	2023	2024
	(in thousands)
Outstanding stock options and RSUs	28,116	473
Employee stock purchase plan	2,032	—
Common stock issuable upon the conversion of the Notes	36,986	—
Total	67,134	473

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
U.S.	$233,835	$283,842	$764,972	$882,790
Europe, the Middle East and Africa	124,248	147,065	346,065	423,566
Asia Pacific	77,742	82,502	226,047	258,763
Other Americas	12,756	11,168	31,601	35,745
Total revenue	$448,581	$524,577	$1,368,685	$1,600,864

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2023	April 30, 2024
	(in thousands)
United States	$78,404	$81,266
International	33,461	33,519
Total long-lived assets	$111,865	$114,785

NOTE 14. SUBSEQUENT EVENT

Subsequent to April 30, 2024, on June 6, 2024, BCPE Nucleon (DE) SPV, LP delivered a notice of conversion to convert $817.6 million aggregate principal amount of the 2026 Notes, representing all of the outstanding principal amount of the 2026 Notes. Under the terms of the indenture governing the 2026 Notes, we are required to settle the conversion by paying $817.6 million in cash and delivering approximately 16.9 million shares of Class A common stock. We expect to use a portion of our existing cash, cash equivalents and short-term investments to settle the cash portion of the conversion, which is expected to occur during the fiscal quarter ending July 31, 2024. We expect to deliver the shares in late July 2024, following required regulatory approvals.

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

Overview

Nutanix, Inc. ("we," "us," "our" or "Nutanix") provides a leading enterprise cloud platform, which we call Nutanix Cloud Platform, that consists of software solutions and cloud services that power our customers’ enterprise infrastructure. Our solutions deliver a consistent cloud operating model across edge, private-, hybrid- and multicloud environments for all applications and their data. Our solutions allow organizations to simply run and move their workloads, including enterprise applications, high-performance databases, end-user computing and virtual desktop infrastructure services, modern applications, analytics applications, and artificial intelligence ("AI") workloads, including machine learning ("ML") and generative AI workloads, between on-premises and public clouds. Our goal is to provide a single, simple, open software platform for all hybrid and multicloud applications and their data. We operate a subscription-based business model to provide our customers with the flexibility to choose the licensing that works best for them based on their specific business needs.

Nutanix Cloud Platform can be deployed on-premises in data centers or at the edge, running on a variety of qualified hardware platforms, in popular public cloud environments such as AWS and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers purchased from one of our channel partners or original equipment manufacturers ("OEMs") (collectively, "Partners"). Our subscription term-based licenses typically have terms ranging from one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years.

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

We had a broad and diverse base of over 25,000 end customers as of April 30, 2024, including approximately 1,040 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Our solutions are primarily sold through our Partners and delivered directly to our end customers. Our solutions serve a broad range of workloads, including enterprise applications, databases, virtual desktop infrastructure, unified communications, big data analytics, and AI workloads, including ML and generative AI workloads, and we support both virtualized and container-based applications. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology and telecommunications. We also sell to service providers, who utilize our enterprise cloud platform to provide a variety of cloud-based services to their customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We continue to invest in the profitable growth of our business over the long-run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on go-to-market efficiencies. By maintaining this balance, we believe that we can sustain profitable growth. As discussed further in the "Factors Affecting Our Performance" section below, as part of our overall plan to improve our operating cash flow performance, we will continue to take steps to manage our expenses. As a result, our overall spending will fluctuate, and may decline, from quarter to quarter in the near-term.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands, except percentages and end customer count)
Total revenue	$448,581	$524,577	$1,368,685	$1,600,864
Year-over-year percentage increase	11.1%	16.9%	14.5%	17.0%
Total billings	$461,914	$557,285	$1,460,741	$1,734,901
Annual contract value ("ACV") billings	$239,810	$288,851	$698,378	$861,870
Annual recurring revenue ("ARR")	$1,467,178	$1,820,207	$1,467,178	$1,820,207
Gross profit	$366,152	$444,958	$1,116,956	$1,357,730
Non-GAAP gross profit	$376,986	$453,691	$1,151,151	$1,386,247
Gross margin	81.6%	84.8%	81.6%	84.8%
Non-GAAP gross margin	84.0%	86.5%	84.1%	86.6%
Operating expenses	$424,792	$456,546	$1,312,759	$1,337,979
Non-GAAP operating expenses	$359,797	$380,415	$1,053,778	$1,109,607
Operating (loss) income	$(58,640)	$(11,588)	$(195,803)	$19,751
Non-GAAP operating income	$17,189	$73,276	$97,373	$276,640
Operating margin	(13.1)%	(2.2)%	(14.3)%	1.2%
Non-GAAP operating margin	3.8%	14.0%	7.1%	17.3%
Net cash provided by operating activities	$74,497	$96,353	$214,094	$428,234
Free cash flow	$52,666	$78,324	$161,491	$373,421
Total end customers (1)	24,050	25,860	24,050	25,860

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$417,516	$486,620	$1,271,388	$1,498,081
Professional services revenue	22,101	26,240	67,821	74,083
Other non-subscription product revenue (1)	8,964	11,717	29,476	28,700
Total revenue	$448,581	$524,577	$1,368,685	$1,600,864
Disaggregation of billings:
Subscription billings	$428,959	$515,920	$1,364,752	$1,617,593
Professional services billings	23,991	29,648	66,513	88,608
Other non-subscription product billings (1)	8,964	11,717	29,476	28,700
Total billings	$461,914	$557,285	$1,460,741	$1,734,901

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

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $226.1 million and $663.8 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively, and $254.8 million and $760.8 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $191.4 million and $607.6 million of our subscription revenue for the three and nine months ended April 30, 2023, respectively, and $231.8 million and $737.3 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes $8.4 million and $27.0 million of non-portable software revenue for the three and nine months ended April 30, 2023, respectively, $11.1 million and $26.3 million of non-portable software revenue for the three and nine months ended April 30, 2024, respectively, $0.6 million and $2.5 million of hardware revenue for the three and nine months ended April 30, 2023, respectively, and $0.6 million and $2.4 million of hardware revenue for the three and nine months ended April 30, 2024, respectively.

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

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. ACV billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription-based business model during our transition to a subscription-based business model because it takes into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the topline growth of our subscription business because it only includes non-life-of-device contracts and takes into account variability in term lengths. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash used in or generated by the business after necessary capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACV billings — We calculate ACV billings as the sum of the ACV for all contracts billed during the period. ACV is defined as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of such contract, using, where applicable, an assumed term of five years for life-of-device contracts that do not have a specified term.

ARR — We calculate ARR as the sum of ACV for all subscription contracts in effect as of the end of a specific period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract. ARR excludes all life-of-device contracts.

Non-GAAP gross profit and Non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, and costs associated with certain non-recurring transactions. Our presentation of non-GAAP gross profit and non-GAAP gross margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Non-GAAP operating income and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income divided by total revenue. We define non-GAAP operating income as operating income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain non-recurring transactions. Our presentation of non-GAAP operating income and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands, except percentages)
Total revenue	$448,581	$524,577	$1,368,685	$1,600,864
Change in deferred revenue	13,333	32,708	92,056	134,037
Total billings (non-GAAP)	$461,914	$557,285	$1,460,741	$1,734,901

Gross profit	$366,152	$444,958	$1,116,956	$1,357,730
Stock-based compensation	8,396	7,967	26,186	25,891
Amortization of intangible assets	2,438	766	7,779	2,626
Restructuring charges	—	—	230	—
Non-GAAP gross profit	$376,986	$453,691	$1,151,151	$1,386,247

Gross margin	81.6%	84.8%	81.6%	84.8%
Stock-based compensation	1.9%	1.6%	1.9%	1.6%
Amortization of intangible assets	0.5%	0.1%	0.6%	0.2%
Restructuring charges	—	—	—	—
Non-GAAP gross margin	84.0%	86.5%	84.1%	86.6%

Operating expenses	$424,792	$456,546	$1,312,759	$1,337,979
Stock-based compensation	(64,512)	(74,325)	(212,967)	(226,368)
Amortization of intangible assets	(169)	(99)	(716)	(218)
Restructuring (charges) reversals	—	—	(5,073)	194
Early exit of lease-related assets	—	—	(1,726)	—
Litigation settlement accrual and legal fees	(314)	(1,707)	(38,499)	(1,755)
Other	—	—	—	(225)
Non-GAAP operating expenses	$359,797	$380,415	$1,053,778	$1,109,607

(Loss) income from operations	$(58,640)	$(11,588)	$(195,803)	$19,751
Stock-based compensation	72,908	82,292	239,153	252,259
Amortization of intangible assets	2,607	865	8,495	2,844
Restructuring charges (reversals)	—	—	5,303	(194)
Early exit of lease-related assets	—	—	1,726	—
Litigation settlement accrual and legal fees	314	1,707	38,499	1,755
Other	—	—	—	225
Non-GAAP income from operations	$17,189	$73,276	$97,373	$276,640

Operating margin	(13.1)%	(2.2)%	(14.3)%	1.2%
Stock-based compensation	16.2%	15.7%	17.5%	15.8%
Amortization of intangible assets	0.6%	0.2%	0.6%	0.2%
Restructuring charges (reversals)	—	—	0.4%	—
Early exit of lease-related assets	—	—	0.1%	—
Litigation settlement accrual and legal fees	0.1%	0.3%	2.8%	0.1%
Other	—	—	—	—
Non-GAAP operating margin	3.8%	14.0%	7.1%	17.3%

Net cash provided by operating activities	$74,497	$96,353	$214,094	$428,234
Purchases of property and equipment	(21,831)	(18,029)	(52,603)	(54,813)
Free cash flow (non-GAAP)	$52,666	$78,324	$161,491	$373,421

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

Investment in Sales and Marketing – Our ability to achieve billings and revenue growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long-run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2024, we considered approximately 81% of our global sales team members to be fully ramped, while the remaining approximately 19% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Market Adoption of Our Products

Hybrid and multicloud paradigms, as well as trends in generative AI and modern applications, have affected IT buyer expectations about the simplicity, agility, scalability, portability and pay-as-you-grow economics of IT resources. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our enterprise cloud platform. This includes our newer products outside of our core hyperconverged infrastructure offering, both as compared to traditional datacenter architectures as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. The broad nature of the technology shift that our enterprise cloud platform represents and the relationships our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our enterprise cloud platform.

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

Customer Acquisition, Retention and Expansion

Our business and operating results will depend on our ability to obtain new end customers and retain and sell additional solutions to our existing base of end customers. Our ability to obtain new end customers and retain and sell additional solutions to existing customers will in turn depend in part on a number of factors. These factors include our ability to: execute on our business plans, vision, and objectives (including our growth and go-to-market strategies), respond to competitive pressures, effectively maintain existing and future customer relationships, continue to innovate by adding new functionality and improving usability of our solutions in a manner that addresses our end customers’ needs and requirements, and optimally price our solutions in light of marketplace conditions, our ability to respond to competitive pressures, manage our costs, and anticipate and manage customer demand. Furthermore, our subscription-based business model and product transitions may cause concerns among our customer base, including concerns regarding changes to pricing over time, and may also result in confusion among new and existing end customers, for example, regarding our pricing models. Such concerns and/or confusion can slow adoption and renewal rates among our current and future customer base.

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success, as the sales cycles are typically shorter as compared to new end customer deployments, and selling efforts are typically less. As of April 30, 2024, approximately 75% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 8.4x greater, on average, than their initial order. This number increases to approximately 29.0x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2024. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

More recently, our sales pipeline has evolved to include a higher mix of larger deal opportunities. Because larger deal opportunities often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure, this recent trend is expected to drive greater variability in our new and expansion business, and our topline results may be adversely affected.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(in thousands)
Revenue:
Product	$212,507	$255,465	$671,619	$802,047
Support, entitlements and other services	236,074	269,112	697,066	798,817
Total revenue	448,581	524,577	1,368,685	1,600,864
Cost of revenue:
Product (1)(2)	12,430	8,469	40,452	28,105
Support, entitlements and other services (1)	69,999	71,150	211,277	215,029
Total cost of revenue	82,429	79,619	251,729	243,134
Gross profit	366,152	444,958	1,116,956	1,357,730
Operating expenses:
Sales and marketing (1)(2)	229,261	245,901	695,271	717,926
Research and development (1)	143,016	159,220	434,760	471,596
General and administrative (1)	52,515	51,425	182,728	148,457
Total operating expenses	424,792	456,546	1,312,759	1,337,979
(Loss) income from operations	(58,640)	(11,588)	(195,803)	19,751
Other (expense) income, net	(7,168)	659	(30,696)	(2,520)
(Loss) income before provision for income taxes	(65,808)	(10,929)	(226,499)	17,231
Provision for income taxes	5,161	4,687	14,774	15,905
Net (loss) income	$(70,969)	$(15,616)	$(241,273)	$1,326

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,831	$1,576	$6,103	$5,201
Support, entitlements and other services cost of revenue	6,565	6,391	20,083	20,690
Sales and marketing	19,383	18,901	63,425	61,110
Research and development	32,003	38,719	107,116	117,664
General and administrative	13,126	16,705	42,426	47,594
Total stock-based compensation expense	$72,908	$82,292	$239,153	$252,259

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$2,438	$766	$7,779	$2,626
Sales and marketing	169	99	716	218
Total amortization of intangible assets	$2,607	$865	$8,495	$2,844

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2024	2023	2024
	(as a percentage of total revenue)
Revenue:
Product	47.4%	48.7%	49.1%	50.1%
Support, entitlements and other services	52.6%	51.3%	50.9%	49.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	2.8%	1.6%	3.0%	1.8%
Support, entitlements and other services	15.6%	13.6%	15.4%	13.4%
Total cost of revenue	18.4%	15.2%	18.4%	15.2%
Gross profit	81.6%	84.8%	81.6%	84.8%
Operating expenses:
Sales and marketing	51.1%	46.9%	50.8%	44.8%
Research and development	31.9%	30.4%	31.8%	29.5%
General and administrative	11.7%	9.8%	13.4%	9.3%
Total operating expenses	94.7%	87.1%	96.0%	83.6%
(Loss) income from operations	(13.1)%	(2.3)%	(14.4)%	1.2%
Other (expense) income, net	(1.6)%	0.1%	(2.2)%	(0.2)%
(Loss) income before provision for income taxes	(14.7)%	(2.2)%	(16.6)%	1.0%
Provision for income taxes	1.2%	0.9%	1.1%	1.0%
Net (loss) income	(15.9)%	(3.1)%	(17.7)%	0.0%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Nine Months Ended April 30, 2023 and 2024

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Product	$212,507	$255,465	$42,958	20%	$671,619	$802,047	$130,428	19%
Support, entitlements and other services	236,074	269,112	33,038	14%	697,066	798,817	101,751	15%
Total revenue	$448,581	$524,577	$75,996	17%	$1,368,685	$1,600,864	$232,179	17%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
U.S.	$233,835	$283,842	$50,007	21%	$764,972	$882,790	$117,818	15%
Europe, the Middle East and Africa	124,248	147,065	22,817	18%	346,065	423,566	77,501	22%
Asia Pacific	77,742	82,502	4,760	6%	226,047	258,763	32,716	14%
Other Americas	12,756	11,168	(1,588)	(12)%	31,601	35,745	4,144	13%
Total revenue	$448,581	$524,577	$75,996	17%	$1,368,685	$1,600,864	$232,179	17%

The increases in product revenue for the three and nine months ended April 30, 2024, as compared to the prior year periods, were due primarily to increases in software revenue resulting from growth in software renewals due to an increased adoption of our products. For both the three and nine months ended April 30, 2023, the total average contract duration was approximately 3.0 years. For the three and nine months ended April 30, 2024, the total average contract duration was approximately 3.0 years and 2.9 years, respectively. Total average contract duration represents the dollar-weighted term across all subscription and life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and nine months ended April 30, 2024, as compared to the prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Cost of product revenue	$12,430	$8,469	$(3,961)	(32)%	$40,452	$28,105	$(12,347)	(31)%
Product gross margin	94.2%	96.7%			94.0%	96.5%
Cost of support, entitlements and other services revenue	$69,999	$71,150	$1,151	2%	$211,277	$215,029	$3,752	2%
Support, entitlements and other services gross margin	70.3%	73.6%			69.7%	73.1%
Total gross margin	81.6%	84.8%			81.6%	84.8%

Cost of product revenue

Cost of product revenue decreased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to a decrease in amortization expense resulting from acquired intangible assets starting to reach the end of their useful lives. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 2.5 percentage points for both the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to product revenue increasing while cost of product revenue decreases.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs and outside services costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 3.3 percentage points and 3.4 percentage points for the three and nine months ended April 30, 2024, respectively, as compared to the prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$229,261	$245,901	$16,640	7%	$695,271	$717,926	$22,655	3%
Percent of total revenue	51.1%	46.9%			50.8%	44.8%

Sales and marketing expense increased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs, including commissions expense, resulting from growth in our sales and marketing headcount, partially offset by decreases in outside services and allocated costs.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Research and development	$143,016	$159,220	$16,204	11%	$434,760	$471,596	$36,836	8%
Percent of total revenue	31.9%	30.4%			31.8%	29.5%

Research and development expense increased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to higher personnel-related costs resulting from growth in our R&D headcount, partially offset by decreases in technical costs.

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
General and administrative	$52,515	$51,425	$(1,090)	(2)%	$182,728	$148,457	$(34,271)	(19)%
Percent of total revenue	11.7%	9.8%			13.4%	9.3%

General and administrative expense decreased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to a decrease in legal costs, in particular, for the nine months ended April 30, 2024, related to the litigation settlement accrual and legal fees as a result of the February 2023 settlement of two securities class actions. The decreases were partially offset by higher personnel-related costs, including stock-based compensation expense, resulting from growth in our G&A headcount, as well as an increase in technical costs related to software licenses.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other (Expense) Income, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Interest income, net	$11,179	$18,796	$(7,617)	(68)%	$25,637	$51,831	$(26,194)	(102)%
Amortization of debt discount and issuance costs and interest expense	(16,189)	(16,876)	687	4%	(47,806)	(49,874)	2,068	4%
Other	(2,158)	(1,261)	(897)	(42)%	(8,527)	(4,477)	(4,050)	(47)%
Other (expense) income, net	$(7,168)	$659	$(7,827)	(109)%	$(30,696)	$(2,520)	$(28,176)	(92)%

Other (expense) income, net decreased for the three and nine months ended April 30, 2024, as compared to the prior year periods, due primarily to increases in interest income on our investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2023	2024	$	%	2023	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$5,161	$4,687	$(474)	(9)%	$14,774	$15,905	$1,131	8%

The decrease in the income tax provision for the three months ended April 30, 2024, as compared to the prior year period, was due primarily to foreign excess tax benefits on stock options and restricted stock units exercised in the current period, partially offset by higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions. The increase in the income tax provision for the nine months ended April 30, 2024, as compared to the prior year period, was due primarily to higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally, as well as higher U.S. state income taxes, partially offset by foreign excess tax benefits on stock options and restricted stock units exercised in the current periods. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and marketable securities and net accounts receivable. As of April 30, 2024, we had $598.0 million of cash and cash equivalents, $2.1 million of restricted cash and $1,053.4 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of April 30, 2024, we had accounts receivable of $225.3 million, net of allowances of $1.6 million.

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. On June 6, 2024, BCPE Nucleon (DE) SPV, LP delivered a notice of conversion to convert $817.6 million aggregate principal amount of the 2026 Notes, representing all of the outstanding principal amount of the 2026 Notes. Under the terms of the indenture governing the 2026 Notes, we are required to settle the conversion by paying $817.6 million in cash and delivering approximately 16.9 million shares of Class A common stock. We expect to use a portion of our existing cash, cash equivalents and short-term investments to settle the cash portion of the conversion, which is expected to occur during the fiscal quarter ending July 31, 2024.

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

Due to investments in our business as well as the potential cash flow impacts resulting from our subscription-based business model, our operating and free cash flow may continue to fluctuate during the next 12 months. Notwithstanding that fact, we believe that our cash, cash equivalents and short-term investments and net cash provided by operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and share repurchases (if any) for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, our end customers and partners, and the economy, and the timing of and extent to which our customers transition to shorter-term contracts or request to only pay for the initial term of multi-year contracts as a result of our subscription-based business model.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2023	2024
	(in thousands)
Net cash provided by operating activities	$214,094	$428,234
Net cash used in investing activities	(40,873)	(173,828)
Net cash used in financing activities	(136,361)	(170,019)
Net increase in cash, cash equivalents and restricted cash	$36,860	$84,387

Cash Flows from Operating Activities

Net cash provided by operating activities was $428.2 million for the nine months ended April 30, 2024, compared to $214.1 million for the nine months ended April 30, 2023. The increase in cash provided by operating activities for the nine months ended April 30, 2024 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of $40.9 million for the nine months ended April 30, 2023 included $711.3 million of short-term investment purchases and $52.6 million of purchases of property and equipment, partially offset by $723.0 million of maturities of short-term investments.

Net cash used in investing activities of $173.8 million for the nine months ended April 30, 2024 included $740.0 million of short-term investment purchases, $54.8 million of purchases of property and equipment and $4.5 million of cash paid for acquisitions, partially offset by $625.5 million of maturities of short-term investments.

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

Net cash used in financing activities of $170.0 million for the nine months ended April 30, 2024 included $111.6 million of taxes paid related to the net share settlement of equity awards, $106.1 million of repurchases of our Class A common stock, and $2.9 million of payments for finance lease obligations, partially offset by $50.7 million of proceeds from the sale of shares through employee equity incentive plans.

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of April 30, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$1,395,361	$116	$820,245	$575,000	$—
Operating leases (undiscounted basis) (2)	121,007	29,754	40,764	35,469	15,020
Other commitments (3)	109,039	99,943	7,445	1,651	—
Guarantees with contract manufacturers	76,663	76,663	—	—	—
Total	$1,702,070	$206,476	$868,454	$612,120	$15,020

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

As of April 30, 2024, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $18.2 million and $50.5 million for the nine months ended April 30, 2023 and 2024, respectively. The decrease in this hypothetical change is due to a decrease in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

Interest Rate Risk

Our investment objective is to conserve capital and maintain liquidity to support our operations; therefore, we generally invest in highly liquid securities, consisting primarily of bank deposits, money market funds, commercial paper, U.S. government securities and corporate bonds. Such fixed and floating interest-earning instruments carry a degree of interest rate risk. The fair market value of fixed income securities may be adversely impacted by a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. Therefore, we do not expect our operating results or cash flows to be materially affected by any sudden change in interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")). As initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, our management identified a material weakness in our internal control over financial reporting. As described below, while our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating this material weakness, our management determined that this material weakness has not yet been fully remediated, as we are still in the process of testing the applicable remediated controls. Accordingly, based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of April 30, 2024. Notwithstanding this material weakness, our management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

Based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"), our management identified control deficiencies, as previously disclosed, that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management, with the oversight of the Audit Committee of our Board of Directors, has made significant progress toward remediating the material weakness, the material weakness has not been fully remediated as of April 30, 2024.

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

Status of Remediation Efforts to Address Material Weakness

Our management and the Audit Committee of our Board of Directors are committed to remediating the material weakness and strengthening our overall internal control over financial reporting. To this end, our management, with oversight from the Audit Committee, has implemented all of the remedial measures outlined in the remediation plan initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023. Specifically, we have implemented the below remedial measures as outlined in the remediation plan. Our management believes that the remediation measures described below will remediate the material weakness and strengthen our overall internal control over financial reporting. While we have implemented all of the remedial measures described below, we are still in the process of testing the applicable remediated controls. Accordingly, our management determined that this material weakness has not yet been fully remediated as of April 30, 2024. The remedial measures implemented to date are as follows:

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, which is incorporated herein by reference, together with the additional risk factor set forth below and all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. Other than the additional risk factor set forth below, there have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Our settlement of the conversion of all of the 2026 Notes will require us to use a significant portion of our liquidity, dilute the voting power and ownership interest of existing stockholders, and may depress the price of our securities.

On June 6, 2024, BCPE Nucleon (DE) SPV, LP delivered a notice of conversion to convert $817.6 million aggregate principal amount of the 2026 Notes, representing all of the outstanding principal amount of the 2026 Notes. Under the terms of the indenture governing the 2026 Notes, we are required to settle the conversion by paying $817.6 million in cash and delivering approximately 16.9 million shares of Class A common stock. We expect to use a portion of our existing cash, cash equivalents and short-term investments to settle the cash portion of the conversion, which is expected to occur during the fiscal quarter ending July 31, 2024. We expect to deliver the shares in late July 2024, following required regulatory approvals. Accordingly, settlement of the conversion will require us to use a significant portion of our liquidity, dilute the voting power and ownership interest of existing stockholders, and potentially have an adverse effect on the price of our securities, including our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended April 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
February 1 - 29, 2024	380	$57.70	380	$268,913
March 1 - 31, 2024	—	$—	—	$268,913
April 1 - 30, 2024	394	$63.47	394	$243,913
Total	774		774

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended April 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1†	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer Inc.					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

† Certain confidential information contained in this Exhibit was omitted by means of marking such portions with brackets because the identified confidential information is both (i) not material and (ii) the type of information that the registrant treats as private or confidential. This Exhibit is being refiled upon expiration of confidential treatment previously granted by the Securities and Exchange Commission.

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

NUTANIX, INC.

Date: June 10, 2024	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)