Form 10-K
period 2024-07-31
Nutanix, Inc.
filed 2024-09-19
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2024 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $13.7 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2024, the registrant had 265,214,643 shares of Class A common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2024 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2024.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Annual Report on Form 10-K including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, statements regarding:

•
our investment in developing our platform with new features, services and solutions to expand our market opportunity in both core and adjacent markets;
•
our investment in our long-term growth, including dedicating significant resources to our continued research and development efforts and growing our global research and development and engineering teams;
•
our intent to grow our base of end customers by investing in sales and marketing, leveraging our network of channel partners and original equipment manufacturers (“OEMs”), growing our business internationally, and extending our platform to address new customer segments;
•
our intent to grow our sales with our channel partners and OEMs by attracting and engaging new channel and OEM partners around the globe;
•
our expectations regarding the competitive market, including our ability to compete effectively, the competitive advantages of our products, the effects of increased competition in our market, and our expansion into adjacent markets;
•
the recent evolution of our sales pipeline and its expected effect on our ability to land new customers and expand sales to existing customers;
•
expected sales productivity;
•
our vision to enable developers to build modern container-based applications once and run them anywhere through Project Beacon;
•
improving our operating cash flow performance, including by focusing on go-to-market efficiencies and taking steps to manage our expenses;
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
•
the adequacy of our current facilities to meet our needs for the immediate future;
•
our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;

ii

•
the sufficiency of our cash, cash equivalents and short-term investments and net cash provided by operating activities to meet anticipated cash needs;
•
our expectations that neither our operating results nor cash flows would be materially affected by any sudden change in interest rates; and
•
anticipated trends, opportunities and challenges in our business and in the markets in which we operate.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

iii

PART I

ITEM 1. Business

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a global leader in cloud software, offering organizations a single platform for running applications and managing data, anywhere. Our vision is to make hybrid multicloud deployments simple and free customers to focus on achieving their business outcomes. Our mission is to delight customers with an open hybrid multicloud platform with rich data services to run and manage any application, anywhere.

Our Nutanix Cloud Platform is designed to enable organizations to build a hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, all while supporting a variety of hypervisors and container platforms. Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL and NoSQL databases and business intelligence applications), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, enterprise artificial intelligence ("AI") workloads (including machine learning ("ML") and generative AI workloads), and cloud native applications (including modern, containerized applications).

We originally pioneered hyperconverged infrastructure ("HCI") to break down legacy silos by merging compute, storage and networking into a single, easy-to-use, software-defined data center platform. We continued to innovate and developed Nutanix AHV, our native hypervisor that offers enterprise-grade virtualization and built-in Kubernetes support. To provide our customers with more choice, we further engineered our software solutions to run on a variety of server platforms, decoupling our software from Nutanix-branded hardware appliances and powering a variety of on-premises private cloud deployments, as part of our previously-completed transition from a hardware company to a software company. To provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs, we reshaped our licensing by completing a transition to a subscription-based business model. In addition to making hybrid multicloud deployments simple, we have a further long-term vision to enable developers to build modern container-based applications once and run them anywhere through Project Beacon, our multi-year effort to provide consistent Kubernetes platform management and data-centric platform services across clouds.

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning one in which our products, including associated support and entitlement arrangements, are sold with a defined duration. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Nutanix Cloud Platform

Nutanix Cloud Platform delivers a rich set of software products, solutions and services to enable our customers to simply run and manage their private cloud, public and managed cloud and hybrid multicloud environments. Nutanix Cloud Platform’s scale-out architecture, enterprise-grade data services and freedom of infrastructure choice enable organizations to standardize on Nutanix Cloud Platform as a single cloud platform to run a wide variety of workloads.

Nutanix Cloud Infrastructure (NCI) is a distributed HCI for enterprise IT applications. NCI software combines compute, storage, and networking resources from a cluster of servers into a single logical pool with integrated resiliency, security, performance, and simplified administration. NCI includes the following underlying features and services:

•
Nutanix AOS is the scale-out storage technology that makes HCI possible, delivering enterprise-grade capabilities via a highly distributed software architecture that runs across clusters of servers. Nutanix AOS includes integrated snapshots, replication, and disaster recovery that can be used with block, file, and object storage and for both virtual machines and containers.
•
Nutanix AHV is our mature enterprise hypervisor - a modern and secure virtualization solution designed to power virtual machines and containers for application and cloud native workloads.
•
Nutanix Data Services for Kubernetes simplifies and unifies provisioning and operating cloud native applications by extending enterprise data services to containerized apps.
•
Flow Network Security is a stateful, distributed firewall providing microsegmentation to secure network traffic between applications.
•
Flow Virtual Networking provides rich software-defined networking with multi-tenant isolation, self-service provisioning, and IP address preservation.
•
Nutanix Cloud Clusters (NC2) enables organizations to run applications on a unified infrastructure platform across on-premises and multiple public clouds, all operated as a single cloud. NC2 empowers IT operators to place workloads in their clouds of choice without migration or operational hurdles, delivering flexibility and freedom from cloud lock-in.
•
Nutanix Central unifies the control of Nutanix's hybrid multicloud infrastructure, providing global visibility and simplified governance through a single console with federated access and seamless navigation across on-premises deployments and public cloud deployments via NC2.
•
Nutanix Prism is the unified control plane and UI that provides intuitive, consumer-grade management for end-to-end IT infrastructure management and operations.

Nutanix Cloud Manager (NCM) is a unified management solution for providing intelligent operations, self-service and orchestration, security compliance and visibility, and control of cloud costs. NCM includes the following underlying features and services:

•
NCM Intelligent Operations optimizes capacity, proactively detects performance anomalies, and automates operational tasks with ease and confidence.
•
NCM Self-Service and Orchestration streamlines how teams manage, deploy, and scale applications across hybrid clouds with self-service, automation, and centralized role-based governance.
•
NCM Cost Governance drives financial accountability with intelligent resource sizing and accurate visibility into cloud metering and chargeback.
•
Nutanix Security Central is a software-as-a-service-based security dashboard that unifies cloud security operations to help organizations simplify security planning and microsegmentation policy definitions.

Nutanix Unified Storage (NUS) is a software-defined data services platform that uniquely consolidates access and management of siloed block, file, and object storage into a single platform. Powered by rich data services such as analytics, ransomware protection, lifecycle management, and data protection, NUS enables organizations to adapt to fast-changing applications' needs and shift their management focus from data storage to more strategic global data management. NUS includes the following underlying features and services:

•
Nutanix Files Storage is a simple and secure software-defined scale-out file storage solution, enabling organizations to store, manage, and scale unstructured data by consolidating storage silos onto a single platform, while keeping it secure with integrated cybersecurity and ransomware protection.
•
Nutanix Objects Storage is a simple, scale-out S3-compatible object storage solution for modern cloud native and big data applications, offering intuitive operations, high performance, security, and flexibility for multicloud deployments.
•
Nutanix Volumes Block Storage is an enterprise-class, software-defined storage solution that exposes storage resources directly to virtualized guest operating systems or physical hosts using the iSCSI protocol.
•
Nutanix Data Lens is a cloud-based cyber resilience service offering proactive defense and a global view of analytics for file and object environments that can identify and inform users of malware attacks, such as ransomware, on the NUS platform.

Nutanix Database Service (NDB) is a comprehensive solution for managing diverse database environments and delivering database-as-a-service functionality across on-premises and public cloud environments. NDB automates database lifecycle management and integrates with cloud native development processes.

Nutanix Kubernetes Platform (NKP) creates a consolidated orchestration and management environment for large-scale Kubernetes environments and simplifies Kubernetes management and deployment across different development environments. NKP is designed to address the needs of platform engineering teams by enabling them to simply deploy, secure, manage, and upgrade Cloud Native Computing Foundation compliant Kubernetes environments supporting production applications in core data centers, at the edge, or natively in public clouds.

GPT-in-a-Box is a turnkey AI solution for organizations wanting to implement generative AI applications in the enterprise while maintaining control of their private data and applications. GPT-in-a-Box simplifies the deployment of AI applications with pre-certified GPU-enabled hardware from our hardware ecosystem, a full user interface, and integration with NVIDIA and an expanding AI partner ecosystem to support a choice of large language models.

Delivery of Our Solutions

Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public clouds, running on a variety of qualified hardware platforms (including our Nutanix-branded NX hardware line), in popular public cloud environments such as Amazon Web Services ("AWS") and Microsoft Azure ("Azure") through NC2, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately or can also be sold alongside configured-to-order appliances. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions have durations extending up to five years. Our customers generally purchase their qualified hardware platforms for deployment of our software from one of our channel partners or original equipment manufacturers ("OEMs").

Nutanix Cloud Platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and SaaS subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

Our Partners

We have established relationships with our channel, OEM, ecosystem and cloud partners, all of which help to drive the sale and adoption of our solutions with our end customers. Our solutions can be purchased through one of our channel partners or OEMs.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos, and global systems integrators. Our top two distributors to our end customers represented 48%, 48% and 47% of our total revenue for fiscal 2022, 2023 and 2024, respectively.

OEM Partners. Our OEM partners typically pre-install our software on hardware appliances and sell to end customers as an appliance. Our OEM partners can also sell our offerings as software-only to our end customers. Our software is installed on hardware from Cisco Systems, Inc. ("Cisco"), Dell Technologies ("Dell"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE"), and Lenovo Group Ltd. ("Lenovo"), as part of the Cisco Compute Hyperconverged with Nutanix family, Dell XC series (including the recently announced Dell XC Plus), Fujitsu XF series, HPE DX series appliances, and Lenovo Converged HX series, respectively. HPE also delivers our software with HPE DX series servers as a service through the HPE GreenLake offering. Some of our OEM partners also sell associated support offerings. We also have ongoing collaborations with Dell to develop a new solution involving the integration of our platform and Dell PowerFlex (which will be the first external storage supported and integrated with Nutanix AHV and our platform) as well as with Cisco to certify Cisco UCS blade servers to enable organizations to repurpose existing deployed servers that are qualified to run Nutanix AHV.

Ecosystem Partners. We have developed relationships with a broad range of leading technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner and AI Partner arms of our Elevate Partner Program, our developer, application, networking and security, data protection, hardware, and infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. Such integrations enable a simpler deployment and consumption experience for our customers in their environments and increase adoption of our platform. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers, including partnerships with Citrix Systems, Inc., Intel Corporation, NVIDIA, and Red Hat, Inc. In addition, we work closely with our technology partners through co-marketing and lead generation activities in an effort to broaden our marketing reach and help us win new customers while retaining existing ones.

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

Professional Services. We provide consulting and implementation services to customers through our professional services team for assessment, design, deployment, and optimizing of their Nutanix environments. We typically provide these services at the time of initial installation to help the customer with configuration and implementation.

Our End Customers

We have end customers across a broad range of industries, such as automotive and other transportation, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, which use Nutanix Cloud Platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 26,000 end customers as of July 31, 2024, including approximately 1,060 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Growth Strategy

Key elements of our current growth strategy include:

•
Landing new end customers. We intend to continue to grow our customer footprint through targeted investments in sales and marketing, our network of channel partners, and strengthening our OEM partnerships. We believe that our evolving platform and product portfolio will help enable us to address a larger customer base.
•
Expanding sales to existing end customers. Our end customers typically deploy our technology initially for a specific project or application. Our sales teams and channel partners then target follow-on sales opportunities to drive additional purchases through new applications and products. We believe this land-and-expand strategy will help enable us to expand our footprint within our existing customer base.
•
Driving renewals and retention in existing end customers. In addition to our land-and-expand strategy, as part of our subscription-based business model, we intend to continue to focus on adoption and renewals among our existing customer base. Our focus on adoption drives customer value and stickiness, and our renewals are associated with lower sales costs, as compared to landing new end customers or expanding sales to existing end customers.
•
Building on our hybrid multicloud vision. We intend to continue investing in our vision to make Nutanix Cloud Platform the platform of choice to run applications and data anywhere. We believe our platform can enable customers to accelerate their strategic initiatives to modernize legacy lT infrastructure, modernize applications, and accelerate the deployment of enterprise AI.
•
Deepening engagement with channel, OEM, cloud, and ecosystem partners. We have established strong partnerships, and driven commercial success with several major channel, OEM, cloud, and ecosystem partners. We intend to continue to attract and engage new channel and OEM partners around the globe while also selling our software for deployment on qualified hardware or hosted services. We also intend to continue to expand our partnerships with OEM, cloud, and ecosystem partners to provide our customers with more freedom of choice.
•
Driving profitable growth. We intend to continue to invest in our growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we will be able to sustain profitable growth. Key drivers of profitable growth include a growing renewals base, leverage from our partners and alliances, and a continued focus on improving sales, marketing, and research and development efficiencies.

Sales and Marketing

Sales. We primarily engage with our end customers through our global sales force who directly interact with key IT decision makers while also providing sales development, opportunity qualification and support to our channel partners. We have established relationships with our channel partners, who represent many of the key resellers and distributors of data center infrastructure software and systems in each of the geographic regions where we operate. We also engage our end customers through our OEM partners, which license our software and package it with their hardware and sell through their direct sales forces and channel partners. We expect to continue leveraging our relationships with our channel and OEM partners, and deepening relationships with our cloud and ecosystem partners, to reach our end customers.

Marketing. Our marketing team enables our global sales force and sales via our partner ecosystem. Our marketing focuses on educating our customers, prospects, partners, media and analysts, and influencers about the benefits and business outcomes our cloud software platform and solutions can deliver. The breadth of our product portfolio allows us to engage multiple buyer and user personas across the organization, including senior executives, IT professionals, and developers. Over the past year, we have focused on raising awareness for our newly updated brand identity and new strategic narrative that highlights our evolution in corporate positioning from being the pioneer and a leader in HCI to now bringing one platform to solve the market’s toughest challenges in operating hybrid multicloud environments. We enhanced this narrative to include the value of the platform for enterprise AI and cloud native workloads throughout the year as well. We engage buyers through a variety of outbound and inbound marketing programs that include email, digital marketing, corporate and third-party events that generate customer and prospect awareness - including our annual user event, .NEXT, in-person and virtual demand generation activities, social media outreach, media and analyst relations activities, learning certifications, community programs, platform test drives, thought leadership, and our website. Our robust community empowers customers and partners to share and discuss best practices for leveraging our solutions as well as network with peers. We foster strategic marketing partnerships with our ecosystem of technology, channel, OEM, system integrator, and service provider partners to expand market reach, increase brand awareness, and drive business growth. Through our unified Elevate Partner Program, we offer qualified partners access to market development funds, co-branded marketing campaigns, joint demand programs, and comprehensive learning paths.

Research and Development

Our research and development efforts are focused primarily on improving current technology, developing new technologies in current and adjacent markets, and supporting existing end customer deployments. Our research and development teams primarily consist of distributed systems software and user interface engineers. A large portion of our research and development team is based in San Jose, California. We also maintain research and development centers in India, North Carolina, Washington, Serbia, Germany, and the United Kingdom. We plan to dedicate significant resources to our continued research and development efforts and intend to continue to grow our global research and development and engineering teams to enhance our solutions, improve integration with new and existing ecosystem partners and broaden the range of IT infrastructure technologies that we converge into our platform. We believe that these investments will contribute to our long-term growth, although they may adversely affect our profitability in the near term.

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series appliances are manufactured by Super Micro Computer, Inc. ("Supermicro"). Supermicro designs, assembles and tests the Nutanix-branded NX series appliances and it procures the components used in the NX series appliances directly from third-party suppliers. Our agreement with Supermicro automatically renews annually in May for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

Competition

We operate in the intensely competitive IT infrastructure market and compete primarily with companies that sell software and hardware to build and operate private clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. We face competition from, among others:

•
software providers that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds, such as VMware by Broadcom;
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Azure; and
•
traditional IT systems vendors, such as Dell, HPE, Hitachi Data Systems ("Hitachi"), International Business Machines ("IBM"), Lenovo, Pure Storage, Inc. ("Pure Storage"), NetApp, Inc. ("NetApp"), and Huawei Technologies Co., Ltd. ("Huawei"), that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products.

As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products and capabilities (including artificial intelligence, machine learning, and generative AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

We believe the principal competitive factors in our market include:

•
platform features and capabilities;
•
system scalability, performance and resiliency;
•
management and operations, including provisioning, troubleshooting, analytics, automation, and upgrades;
•
total cost of ownership over the lifetime of the technology;
•
customer freedom of choice over, and product interoperability with, third-party applications, infrastructure software, infrastructure systems, and platforms and public clouds;
•
application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•
quality of customer experience, including ease-of-use, support and professional services.

We are also venturing into a number of markets that are adjacent to our core HCI market, both through the expansion in hybrid multicloud environments as well as through our addition of new functionality and features in our platform and through portfolio products. These adjacent markets include areas such as Kubernetes management and data and platform services, cloud disaster recovery, data governance and compliance, cloud management, files and object storage, and database automation and database-as-a-service. Competitors in these markets include large, sophisticated companies that may have more experience or longer operating histories in these markets as well as new entrants.

We believe that we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2024, we had 513 U.S. patents that have been issued and 168 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2033 and 2044. We also leverage some open source software in most of our products. See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 215,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, acquisitions, data protection and data privacy, employment and labor, and taxes could have a material impact on our business in subsequent periods. See Item 1A, "Risk Factors," for further discussion of risks related to the potential impact of government regulation on our business.

Employees and Human Capital

We had approximately 7,150 employees worldwide as of July 31, 2024. None of our employees in the United States are represented by a labor organization or are a party to any collective bargaining arrangement. In certain European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

We understand the importance of human capital and prioritize building our culture, talent development, compensation and benefits, and diversity and inclusion. Our human capital resources objectives include identifying, recruiting, retaining, and incentivizing talent, as well as promoting the development and integration of our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through stock-based and cash-based compensation awards to drive stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Diversity, Equity, Inclusion and Belonging

At Nutanix, we believe that our differences make us stronger: our diverse backgrounds, experiences and perspectives when shared, make us a more innovative and resilient team, and we can better delight and serve our customers when our teams reflect the diversity of the businesses and communities we serve.

We believe that fostering diversity, equity, inclusion, and belonging ("DEIB") will help us create and maintain a dynamic culture that achieves business results. DEIB efforts at Nutanix have been aimed at attracting, developing, and retaining the best diverse talent by facilitating an irresistible employee experience. To further support this objective, we have implemented a number of initiatives, including expanding our employee resource groups, continuing our company-wide diversity training and overall education efforts, as well as developing and implementing allyship, advocacy, and mentorship programs.

Total Rewards

We believe a robust, equitable, and competitive Total Rewards portfolio is essential to attracting and retaining diverse talent that moves Nutanix forward. We design reward and recognition programs that resonate wherever our talent sits in the world. Our reward programs are carefully crafted to offer physical, mental/emotional, and financial support to our employees and their families. We regularly review our programs and encourage employee feedback about the rewards they value most. We tailor rewards programs specifically based on local market practice and the competitive landscape and we provide a range of globally available support programs such as an Employee Assistance Program, online health engagement, and child development support.

Health, Wellness, and Safety

The health and safety of employees and others on our property are a top priority. We also focus on compliance with all health and safety laws applicable to our business. To that end, appropriate requirements are implemented, as needed, in order to comply with public health or safety obligations. In addition, we work with our employees and facilities management at our office locations to ensure that work areas are kept safe and free of hazardous conditions. Employees are required to be conscientious about workplace safety. In compliance with applicable laws, and to promote the concept of a safe workplace, we maintain an Injury and Illness Prevention Program. We also continue to support the well-being and continued development of our employees by offering well-being days, during which all employees may enjoy private time away from work requirements.

Growth and Development

We challenge our employees to constantly learn, continuously improve, and eternally evolve -- and to that end we invest resources to foster a learning culture throughout our company and to empower our employees to drive their own personal and professional growth by equipping them with onboarding and learning programs. Our learning programs include digital learning, speed coaching, customized learning workshops, management enablement and skills training for current, new and future managers, training on diversity, inclusion, and belonging, language learning programs, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

We recognize and value the continuous evolution and refinement of our company culture, while staying true to our Core Values – which ask each employee to operate with a mindset of remaining Hungry, Humble, Honest, and always acting with Heart. For fiscal 2024, we introduced a rebranding of our Culture Principles, developed with input from employees in every function, region, and level of Nutanix. These Culture Principles are encapsulated as follows:

•
We obsess about our customers’ success

•
We work as one team
•
We own it
•
We think long-term

Each of these Culture Principles aligns with our Core Values and represents the beliefs that help inform all kinds of decisions at our company – from how we hire, to how we develop our products and services, to how we work with our customers.

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

Available Information

Our website is located at www.nutanix.com and our investors relations website is located at ir.nutanix.com. We file reports with the Securities and Exchange Commission ("SEC"), which maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the investor relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has, or will have, all of our public filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership-related filings. We use our investor relations website as well as social media as channels of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on social media channels listed on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading "Governance Documents." Information contained on or accessible through our websites is neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making a decision to invest in our securities. The risks and uncertainties described below are not the only ones we face; additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. If any of the following risks occur, our business, financial condition, operating results, cash flows, and prospects could be materially harmed. In that event, the price of our securities could decline, and you could lose part or all of your investment. In addition, the global macroeconomic environment remains uncertain, which may adversely impact our business, operating results, cash flows, and prospects.

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
•
the competitive market, including our competitive position, advantages and ability to compete effectively, and ability to increase our market share;
•
our ability to capitalize on new opportunities resulting from a change in ownership of one of our main competitors;
•
our ability to predict future financial performance from our historical financial performance;
•
our ability to address customer needs and expand or maintain our customer base;
•
our platform, solutions, products, services, and technology, including their interoperability and availability with and on third-party platforms and technologies, any undetected defects in our solutions, and current and future product roadmaps, including expanding our artificial intelligence-related capabilities;
•
our ability to form new or maintain and strengthen existing, strategic alliances and partnerships, as well as our ability to manage any changes thereto;
•
our reliance on key manufacturers, suppliers or other vendors; and
•
any business model transitions.

Risks Related to Cybersecurity and Intellectual Property

•
the occurrence of security breaches, improper access to or disclosure of our data or user data, and other cyber incidents or undesirable activity on our platform; and
•
our ability to obtain, maintain, protect, and enforce our intellectual property rights.

Risks Related to Employee Matters

•
our reliance on key personnel and ability to attract, train, incentivize, retain, and/or ramp to full productivity, qualified employees and key personnel.

Risks Related to Financial, Accounting, Regulatory, Tax, and Other Legal Matters

•
our ability to maintain an effective system of internal controls;
•
any changes to, or failure to comply with, laws and regulations, as well as the impact of and any regulatory investigations and enforcement actions and other legal proceedings; and
•
complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations.

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

General Risk Factors

•
investors’ and other stakeholders’ expectations of our performance relating to environmental, social and governance factors.

Risks Related to Our Business and Industry

We have a history of losses, and we may not be able to maintain profitability on a non-GAAP basis or achieve profitability on a GAAP basis in the future.

We have incurred GAAP net losses in all annual periods since our inception, and we may continue to incur GAAP net losses for the foreseeable future. We experienced GAAP net losses of $798.9 million, $254.6 million and $124.8 million for fiscal 2022, 2023 and 2024, respectively. As of July 31, 2024, we had an accumulated deficit of $4.8 billion. In addition to the investments we expect to continue to make to grow our business, we also incur and expect to continue incurring significant additional legal, accounting and other expenses as a public company. While we generated net income on a non-GAAP basis in fiscal 2023 and fiscal 2024, if we fail to increase our revenue and manage our expenses, we may not be able to continue to generate net income on a non-GAAP basis or achieve net income on a GAAP basis in the future.

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending by our end customers may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide market, economic and financial conditions and events that may be outside of our control, such as global, regional, and local economic developments, fiscal, monetary and tax policies, high inflation, rising interest rates, recession, political and social unrest, uncertainty surrounding the 2024 U.S. elections, terrorist attacks, hostilities or the perception that hostilities may be imminent, military conflict, war, including the ongoing war in Ukraine and related sanctions as well as measures taken in response to such sanctions, the ongoing military conflict in the Middle East, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events, and the impact these conditions and events have on the overall demand for enterprise computing infrastructure solutions and on the economic health and general willingness of our current and prospective end customers to purchase our solutions and to continue spending on IT in general. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to pandemics, international trade disputes or tensions, tariffs, including those imposed by the U.S. government on Chinese imports to the United States, restrictions on sales and technology transfers, rising interest and inflation rates, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, taxes, or international trade agreements, actual or potential government shutdowns, elections and any related political instability, geopolitical turmoil and civil unrests, instability in the global credit markets, and other disruptions to global and regional economies and markets.

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

We operate in the intensely competitive enterprise IT infrastructure market and compete primarily with companies that sell software and hardware to build and operate enterprise clouds, integrated systems and standalone storage and servers, as well as providers of public cloud infrastructure solutions. These markets are characterized by constant change and rapid innovation. We face competition from, among others:

•
software providers that offer a broad range of virtualization, infrastructure and management products to build and operate enterprise and hybrid clouds, such as VMware, Inc. ("VMware") by Broadcom Inc. ("Broadcom");

•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Azure; and
•
traditional IT systems vendors, such as Dell, HPE, Hitachi, IBM, Lenovo, Pure Storage, NetApp, and Huawei, that offer integrated systems that include bundles of servers, storage and networking solutions, as well as a broad range of standalone server and storage products.

As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product offerings, acquire competing businesses, sell at lower prices, bundle with other products and capabilities (including artificial intelligence, machine learning, and generative AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise attempt to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

Many of our existing competitors have, and some of our potential competitors may have, competitive advantages over us, such as longer operating histories, significantly greater financial, technical, marketing, or other resources, stronger brand awareness and name recognition, larger intellectual property portfolios, and broader global presence and distribution networks. They may be able to devote greater resources to the promotion and sale of products and services than we can, and they may offer heavy discounts, forcing us to compete aggressively on pricing. Moreover, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition, such as the acquisition of VMware by Broadcom in November 2023. Furthermore, some of our competitors have access to larger customer bases and supply a wide variety of products to, and have well-established relationships with, our current and prospective end customers. Some of these competitors have in the past and may in the future take advantage of their existing relationships with end customers, distributors or resellers to provide incentives to such current or prospective end customers that make their products more economically attractive or to interfere with our ability to offer our solutions to our end customers. Our competitors may also be able to offer products or functionality similar to ours at a more attractive price, such as by integrating or bundling their solutions with their other product offerings or those of technology partners or establishing cooperative relationships with other competitors, technology partners or other third parties. Some potential end customers have preferred, and in the future may continue to prefer, to purchase from their existing suppliers rather than a new supplier, especially given the significant investments that they have historically made in their legacy infrastructures. Some of our competitors may also have stronger or broader relationships with technology partners than we do, which could make their products more attractive than ours. We have also ventured into a number of markets that are adjacent to our core HCI market, both through the expansion of HCI in hybrid multicloud environments as well as through our emerging products, and some of our competitors in these adjacent markets have more experience with those markets and more resources targeted at penetration of those markets than we do. As a result, we cannot assure you that our solutions will compete favorably, and any failure to do so could adversely affect our business, operating results and prospects.

In addition, in recent years, an increasing number of customers have been allocating their IT spending toward artificial intelligence, machine learning, and generative AI capabilities. The IT infrastructure market for artificial intelligence, machine learning, and generative AI workloads is also expected to be an intensely competitive and rapidly evolving market.

We may not be able to capitalize on new opportunities resulting from a change in ownership of one of our main competitors.

We believe that our opportunity to increase market share has grown since one of our main competitors, VMware, was acquired by Broadcom in November 2023. As a result of the acquisition and subsequent changes made by Broadcom to VMware’s product portfolio and pricing, an increasing number of VMware customers have been exploring potential alternatives to VMware’s virtualization and cloud infrastructure solutions. However, a variety of factors may adversely affect the timing and our ability to capitalize on opportunities with these prospective customers. For example, many of these prospective customers may not be ready to consider adoption of our platform until a future year as a result of having multi-year contracts with VMware or a need to wait for their next hardware refresh. In addition, Broadcom may respond competitively to our pursuit of these opportunities, and we may not be able to compete effectively. If we are unable to capitalize on these opportunities in a timely manner, our business and operating results could be adversely affected.

The markets in which we compete are rapidly evolving, which make it difficult to forecast end customer adoption rates and demand for our solutions.

The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we continue to develop new solutions designed to address new market demands, sales of our solutions will in part depend on capturing new spending in these markets, including public cloud, hybrid cloud and cloud native services. Moreover, in recent years, an increasing number of customers have been allocating their IT spending toward artificial intelligence, machine learning, and generative AI capabilities. The IT infrastructure market for artificial intelligence, machine learning, and generative AI workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. If the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.

In addition, we have estimated the size of our total addressable and serviceable available markets based on internally generated data and assumptions, as well as data published by third parties, which we have not independently verified. While we believe these estimates are reasonable, such information is inherently imprecise and subject to a high degree of uncertainty. If our third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market.

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

As we target some of our sales efforts at larger enterprise customers, we may face greater costs, longer sales cycles, greater competition, increased pricing pressure, deployment and customization challenges, and less predictability in our ability to close sales, and we may have to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.

In recent quarters, our sales pipeline has evolved to include a higher mix of larger deal opportunities. Sales to these end customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller end customers. These risks include:

•
longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end customer that elects not to purchase our solutions;
•
competition from companies that traditionally target larger enterprises, service providers and government entities and that may have pre-existing relationships or purchase commitments from such end customers;
•
increased purchasing power and leverage held by large end customers in negotiating contractual arrangements with us; and
•
more stringent requirements in our support service contracts, including demand for quicker support response times and penalties for any failure to meet support requirements.

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We typically provide evaluation products to these end customers and may spend substantial time, effort and money in our sales efforts to these prospective end customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, expect greater payment flexibility, and may also have a greater ability to resist any attempts to pass on increases in our operating and procurement costs. Given these variables, it can be difficult for us to estimate when an expected sale from a large organization, service provider or government entity may occur, and our ability to accurately forecast our future operating results may be adversely affected. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end customers.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our end customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the emergence of new hyperconverged infrastructure product offerings and consumption models often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. In addition, because our platform is deployed on a hardware platform and many prospective customers have invested in legacy three-tier infrastructures consisting of separate servers, storage systems, and storage area networks, customers may not be ready to consider adopting our platform unless and until they are due for a hardware refresh, which occurs at intervals. These factors and the legacy relationships that our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end customers may purchase solutions from us. The unpredictable nature of our sales cycles may be increased in future periods as we continue to focus our sales efforts more heavily on major accounts and large deals. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions. In addition, in recent quarters, our sales pipeline has evolved to include a higher mix of larger deal opportunities. Because larger deal opportunities often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure, this recent trend is expected to drive greater variability in our ability to land new end customers and expand sales to existing end customers, and our top-line results may be adversely affected.

We have experienced significant growth in prior periods, and we may not be able to sustain or manage any future growth effectively.

We have expanded our overall business and operations significantly in prior periods. Our employee headcount has increased significantly since our inception. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. In addition, as we continue to grow our business in the long term, we must effectively train, integrate, develop, motivate, and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. In recent years, we have also seen higher-than-normal attrition among our sales representatives and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may make investments or otherwise incur costs associated with future growth that may not translate into billings or revenues or otherwise result in the realization of their anticipated benefits within the expected timeframe or at all, and the return on these investments may be lower, if any, or may develop more slowly than we expect.

If we are unable to sustain or manage our growth effectively, we may not be able to take advantage of market opportunities. We also may fail to satisfy end customers’ requirements, maintain product quality, execute on our business plan, or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition, and prospects.

Our continued focus on growth may negatively impact our ability to achieve or maintain profitability in the near term.

We intend to continue balancing our growth against our operating expenses. However, maintaining this balance may negatively impact our ability to achieve, or subsequently maintain, profitability on a GAAP basis in the near term. Further, expenditures related to expanding our research and development efforts, sales and marketing efforts, infrastructure and other such investments may not ultimately grow our business, billings or revenue or result in future profitability. If we are ultimately unable to achieve or maintain profitability at the level anticipated by analysts and our stockholders, the price of our securities may decline, potentially significantly.

Our historical financial performance, including revenue growth, may not be indicative of our future performance.

Our historical financial performance, including revenue growth, may not be indicative of our future performance. Over the years, we’ve undergone several business model transitions, including our transition to focus on software-only sales and our transition to a subscription-based business model. These transitions can make it difficult to compare our current results against our historical results. For example, our recently completed transition to a subscription-based model resulted in impacts to our revenue in the short term compared to our historical results. The revenue we recognize from subscription sales, even if recognized upfront, may in some instances have a lower total dollar value than those associated with licenses for the life of the device because they may be of a shorter term than the life of the device. This may also make it difficult to rapidly increase our revenue in any period through additional sales.

If other IT vendors do not cooperate with us to ensure that our solutions interoperate with their products, including by providing us with early access to their new products or information about their new products, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected, which could adversely affect our business, operating results and prospects.

Our solutions provide a platform on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end customers’ existing hardware and software infrastructure, specifically their networks, servers, software, and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must occasionally update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors, or data management tools could make changes that would diminish the ability of our solutions to interoperate with them, and significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development and product support. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any application programming interfaces ("APIs"), formats, or protocols we may need, or cooperate with us to support end customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, or compatibility, and certification of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, and our business, operating results and prospects may be adversely affected.

If we fail to successfully execute on our plan to sell more cloud services, which are sold on a ratable subscription-basis, our results of operations could be adversely affected.

We have sold and anticipate selling more of our products and services as cloud-based offerings - which include offerings hosted on public cloud infrastructure as well as part of our own Nutanix Cloud Platform - on a ratable subscription basis. While cloud-based offerings currently make up a small portion of our business, selling these offerings has required, and will continue to require, a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market, and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility, and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, including AI capabilities, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies, including AI capabilities, in a timely or cost-effective manner in response to technological shifts, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. For example, in May 2023 we announced Project Beacon, our multi-year effort that aims to decouple applications and their data from the underlying infrastructure and deliver a portfolio of data-centric platform-as-a-service-level and cloud native block and file storage services available natively anywhere, including on Nutanix Cloud Platform or on public clouds. If we fail to introduce new or enhanced solutions that meet the needs of our end customers, such as Project Beacon, or penetrate new markets in a timely fashion, we may lose market share and our business, operating results and prospects could be adversely affected.

Developments or improvements in enterprise IT infrastructure technologies may materially and adversely affect the demand for our solutions.

Significant developments in enterprise IT infrastructure technologies, such as advances in storage, virtualization, containers, networking, disaster recovery, edge computing, management software, and public cloud and hybrid cloud infrastructure solutions, may materially and adversely affect our business, operating results and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, to react to changes or advances in existing technologies or to correctly anticipate these changes or advances as we create and invest in our product roadmap, could materially delay our development and introduction of new solutions, which could result in the loss of competitiveness of our solutions, decreased revenue and a loss of market share to competitors. In addition, public cloud infrastructure offers alternatives to the on-premises infrastructure deployments that our platform currently primarily supports. Various factors could cause the rate of adoption of public cloud infrastructure to increase, including decreases in the price of public cloud offerings, increased interoperability with on-premises infrastructure solutions that compete with our solutions, and improvements in the ability of public cloud providers to deliver reliable performance, enhanced security, better application compatibility, and more precise infrastructure control. In addition, the rate of adoption of public cloud infrastructure could increase due to increased customer interest in artificial intelligence, machine learning, and generative AI capabilities that may be offered by public cloud providers. Any of these factors could make our platform less competitive as compared to the public cloud and could materially and adversely affect the demand for our solutions.

Investing in our AI capabilities introduces risks, which, if realized, could adversely impact our business.

We have made, and plan on continuing to make, investments in our artificial intelligence capabilities in our business, products, and services, including efforts to make our Nutanix Cloud Platform the platform of choice for customers deploying machine learning and artificial intelligence workloads. As part of these efforts, we offer GPT-in-a-Box, which addresses the challenges that enterprises face when adopting generative AI and AI/ML applications by providing our full-stack software-defined AI-ready platform with services designed to facilitate customers’ deployment of their generative AI workloads. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. For example, the European Union has adopted the AI Act and in the United States, new AI-related laws and rulemakings are underway or being proposed at the federal, state, and local levels. The AI Act and any other new laws or regulations could require us to comply with various requirements depending on the nature and categorization of AI. This may result in expending resources and additional costs to comply with these requirements or change our business practices, which could harm our business.

The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by laws or regulations, and the use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers.

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

Our future success depends on our existing end customers renewing or upgrading their subscription and support and entitlement agreements and making additional purchases of software licenses and software upgrades. If our end customers do not renew or upgrade their subscription and support and entitlement agreements and/or purchase additional software licenses or software upgrades, our revenue may decline, and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing their subscription agreements as well as their support and entitlement agreements or purchasing additional solutions. End customers may choose not to renew their subscription agreements or support and entitlement agreements, or purchase additional solutions, because of several factors, such as dissatisfaction with our platform, solutions, support, or prices (including relative to competitive offerings), reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions or renew or upgrade their subscription agreements or support and entitlement agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.

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

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulatory requirements or misrepresents the functionality of our solutions, our reputation and brand could be damaged, and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell their own products or those of our competitors, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. Sales through our top two distributors to our end customers represented 47% of our total revenue for fiscal 2024. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

Recruiting and retaining qualified channel partners and training them in the use of our technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our growth strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Although we believe that this transition will make our sales channels more efficient and broader reaching in the long term in these markets, there is no guarantee that this new distribution model will increase our sales in the short term or allow us to sustain our gross margins. Any potential delays or confusion during the transition process to our new partners may negatively affect our relationship with our existing end customers and channel partners and may cause us to lose prospective end customers or additional business from existing end customers or cause a decline in renewal rates with existing end customers. Upon completion of the transition to the new sales model, we will be more reliant on fewer channel partners, which may reduce our contact with our end customers making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our software, support ongoing end customer requirements, estimate end customer demand, respond to evolving end customer needs, and obtain subscription renewals from end customers.

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
•
subscription renewal rates with end customers and the duration thereof;

•
the timing of subscription renewals, such as subscription renewals that occur earlier than expected, which may have the effect of moving expected bookings and revenue from future periods to the current period;
•
our ability to attract new end customers and retain and increase sales to existing end customers;
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
•
the lengths of our contract durations;
•
the mix of solutions sold, and the mix of revenue between product and support, entitlements and other services;
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

Subscription revenue accounts for the substantial majority of our revenue, comprising 91%, 93%, and 94% of our total revenue for fiscal 2022, 2023, and 2024, respectively. A significant portion of our subscription revenue is revenue from software entitlement and support subscriptions and SaaS offerings, which is recognized ratably over the contractual service period. As a result, a significant portion of our revenue that we report for each fiscal quarter represents the recognition of deferred revenue from subscription agreements entered into during previous fiscal quarters. Consequently, any decline in new or renewed subscriptions in any one fiscal quarter will not be fully or immediately reflected in our revenue for that fiscal quarter. However, any such decline will negatively affect our revenue for future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or a decrease in retention rates may not be fully reflected in our operating results until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as a significant portion of our revenue from additional sales must be recognized over the applicable subscription duration.

Our gross margins are impacted by a variety of factors and may be subject to variation from period to period.

Our gross margins may be affected by a variety of factors, including fluctuations in the pricing of our products (including as a result of competitive pricing pressures or increases in component pricing), the degree to which we are successful in selling the value of incremental feature improvements and upgrades, changes in the cost of components of our hardware appliances, customer renewal rates and the degree to which renewals drive our top-line growth, changes in the mix between direct versus indirect sales, changes in the mix of products sold, and the timing and amount of recognized and deferred revenue, particularly as a result of our subscription-based business model. If we are unable to manage these factors effectively, our gross margins may decline, and fluctuations in gross margin may make it difficult to manage our business and to achieve or maintain profitability, which could adversely affect our business and operating results.

Because our business depends on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware on which our software runs, we are susceptible to supply chain disruptions, delays, quality events, and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

Our business depends on manufacturers (including Supermicro and our OEM partners) to produce the hardware platforms on which our software runs (including both the Nutanix-branded NX series appliances and the various third-party appliances that are included on our hardware compatibility list) as well as various products that are beyond our control or the control of such manufacturers, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product availability, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks in a timely manner or at all. Key components of the servers on which our software runs have in the past been, and may in the future be, affected by chip shortages. Furthermore, fulfilling orders for NX series appliances or other hardware appliances on which our software runs may not be a priority for such manufacturers in guiding their business decisions and operational commitments. If we fail to manage our relationships with such manufacturers effectively, or if such manufacturers experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints, or quality control problems in their operations or are unable to address our or our end customers’ requirements for or concerns about timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware appliances, and our customers' ability, or willingness, to consume our software may be materially impacted or delayed, which could adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

In particular, we rely substantially on Supermicro to manufacture, as well as assemble and test, the Nutanix-branded NX series appliances. Our agreement with Supermicro automatically renews for successive one-year periods, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded appliances. If we are required to change the manufacturer or contract manufacturers for the assembly and testing of our NX-branded appliances, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers for the assembly and testing of our NX-branded appliances in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production is expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.

Our agreement with Supermicro does not contain any price assurances, and increases in component costs, without a corresponding increase in the price of our NX series solutions, could reduce the amount that an end customer pays for our software, thereby adversely affecting our billings and revenue. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Supermicro or other manufacturers to produce adequate supplies of hardware appliances could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects, would be adversely affected. As of July 31, 2024, we had approximately $85.2 million in the form of guarantees to our contract manufacturers related to certain components.

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

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series appliances. These components are generally purchased on a purchase order basis through Supermicro, and we do not have long-term supply contracts with these suppliers. This reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery, and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in NX-branded appliances and other appliances on our hardware compatibility list, including hardware appliances from our OEM partners, to ensure that they meet certain quality and performance specifications. If the supply of certain components is disrupted or delayed, or if there is a need to replace existing suppliers on the qualified hardware configuration, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable, and it may require modifying our solutions to interoperate with the replacement components. Any of these developments could extend the lead times, increase the costs of the components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.

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

We outsource the warehousing and delivery of appliances and spare parts to a third-party logistics provider for spares and service parts fulfillment. In addition, some of our support offerings commit us to replace defective parts in our appliances as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic worldwide locations. As a result of relying on third parties, we have reduced control over shipping and logistics transactions and costs, quality control, security, and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions and unanticipated costs as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have appliances or replacement products shipped in a timely manner, end customers may seek to cancel their contracts with us, we may suffer reputational harm, and our business, operating results and prospects may be adversely affected.

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

Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to, loss, corruption, or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. In addition, as we expand our platform and introduce new cloud-based products that may hold more of our customers’ data, any undetected or unresolved errors, defects or security vulnerabilities may result in data unavailability, unauthorized access to, loss, corruption, or other harm to our end-customers' data. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If any hardware or software errors, defects or security vulnerabilities are discovered in our solutions after commercial release, a number of negative effects in our business could result, including but not limited to:

•
lost revenue or lost OEM or other channel partners or end customers;
•
delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities, if any;
•
increased costs, including warranty expense and costs associated with end customer support as well as development costs to remedy the errors or defects;
•
delays, cancellations, reductions, or rescheduling of orders or shipments;
•
product returns or discounts; and
•
damage to our reputation and brand.

In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. While many of our contracts with end customers contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld or might not provide adequate protection if we face such legal claims. Defending a lawsuit, regardless of its merit, could be costly and may divert management’s attention and adversely affect the market’s perception of us and our solutions. In addition, our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on terms favorable or acceptable to us or at all. These product-related issues could result in claims against us and our business could be adversely impacted.

Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.

We derive a portion of our revenue from contracts with federal, state, local, and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Government contracts may require the maintenance of certain security clearances for facilities and employees. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as recent changes to, or failure to appoint new, government leaders. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers, and it may be difficult for us to accurately forecast the impact of these contracts on our future operating results. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include, but are not limited to:

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

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 44% and 45% of our total revenue from our international customers based on bill-to location for fiscal 2022, 2023, and 2024, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2024, approximately 59% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant, and other contracts;
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
•
greater risk of a failure of foreign employees, partners, distributors, and resellers to comply with both U.S. and foreign laws, including antitrust regulations, the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), the United Kingdom Bribery Act of 2010 ("UK Bribery Act"), U.S. or foreign sanctions regimes and export or import control laws, and any trade regulations ensuring fair trade practices;
•
heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•
requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance, including without limitation any new or evolving laws and regulations relating to the use of data in AI;
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

Risks Related to Cybersecurity and Intellectual Property

If we are the victim of a cyber attack or other cybersecurity incident and our networks, computer systems or software solutions are breached or unauthorized access to sensitive or proprietary information, including employee or customer data, otherwise occurs, our business operations may be interrupted, our reputation and brand may be damaged, and we may incur significant liabilities.

Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to such cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attempted attacks. More generally, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become prevalent in our industry, particularly against cloud services, and we and companies like us can suffer security breaches from a variety of causes, whether due to third-party action, software bugs or vulnerabilities or coding errors, physical break-ins, employee error, malfeasance, or otherwise. In addition, retaliatory acts by countries subject to Western sanctions could include cyber attacks that could disrupt the economy or that could also either directly or indirectly impact our operations. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents or otherwise increase cybersecurity risks. Additionally, artificial intelligence and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks.

While we regularly face a wide variety of attempted attacks, our preventative and detective security systems and controls have protected us to-date from any such attack having a significant impact on our business. However, there is no assurance that these systems and controls will prevent any future attacks that may have a significant impact on our business. As we transition to offering more cloud-based solutions, as well as those based on our partnerships with third-party public cloud providers, we and our third-party public cloud providers may increasingly be the target of cyber threats.

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

If any unauthorized access to, or security breach of, our solutions occurs, such an event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders and other enforcement actions, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection and other applicable laws, regulations or contractual obligations. We may also be subject to potentially significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose potential or existing end customers. Any actual, potential or anticipated attack may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

Moreover, we have acquired a number of companies, products, services, and technologies over the years. Although we devote significant resources to address any security issues with respect to such acquisitions, we may still inherit additional risks as we integrate these companies, products, services, and technologies into our business and solutions.

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

A number of companies, both within and outside of the enterprise and cloud computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security, virtualization, database management, cloud services products, and other technologies relevant to our products. In addition to these patents, participants in these technology and market areas typically also protect their technology through copyrights, as trade secrets and by contractual means. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to allegations and claims, in litigation and outside litigation, that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. There can be no assurance that we will be successful in defending against these allegations or claims or in reaching a business resolution that is satisfactory to us, which could affect or even preclude our ability to sell our products in the relevant market and subject us to payment of damages and other financial remedies. In addition, parties may claim that the names and branding that we use for our company and our various products and services infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding that we use in the affected countries or territories and we could incur other costs.

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

Our defense of intellectual property rights claims brought against us or our end customers, suppliers and channel partners, regardless of whether the claims have merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention, and force us to acquire intellectual property rights and licenses, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. An adverse determination also could prevent us from offering or delivering our products and services to our end customers or channel partners and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may have to seek a license for the technology at issue, which may not be available on terms favorable or acceptable to us or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results, financial condition, and prospects.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark, and trade secret laws, as well as confidentiality procedures and contractual restrictions and covenants, to establish and protect our proprietary rights, all of which provide only limited protection. Effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which our solutions are available. We cannot be certain that the steps we have taken will prevent unauthorized use of our technology or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours and reduce our sales or market advantages, or infringe our intellectual property. A reduction in our market advantages or an inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, operating results, financial condition, and prospects.

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

Protecting against the unauthorized use of our intellectual property, solutions and other proprietary rights is expensive and difficult, particularly internationally. Litigation via court proceedings, arbitrations or similar proceedings may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in March 2024, we announced that we filed a lawsuit in U.S. District Court against Tessell, Inc. ("Tessell") alleging that Tessell engaged in willful copyright and patent infringement (including theft of our source code and intellectual property related to our database service offering) and commenced separate arbitration proceedings against Tessell’s founders. Litigation is unpredictable and we may not win a litigation even if there is significant evidence supporting our claims and defenses. Further, these proceedings and any other similar proceedings could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

A number of our solutions incorporate software provided under open source licenses which may restrict or impose certain obligations on how we use or distribute our solutions or subject us to various risks and challenges, which could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, inability to protect our intellectual property rights, and increased competition.

Certain significant components of our solutions incorporate or are based upon open source software, and we may incorporate open source software into other solutions in the future. Such open source software is generally licensed under open source licenses, including for example, the GNU General Public License, the GNU Lesser General Public License, MIT License, Apache License, and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including, but not limited to:

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

•
The licenses under which we license certain types of open source software may require that, if we modify and distribute the open source software we receive, we are required to make such modified software and other related proprietary software of ours publicly available without cost and under the same terms. In addition, some open source licenses treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Sometimes, open source licensors may change their license in a way that may require us to change or eliminate the future use of such software, which may impact functionality and induce costs. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various applicable licenses for open source software that we use, our processes used to monitor how open source software is used and what license applies to the open source software could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper usage of open source, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
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

Risks Related to Employee Matters

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

Moreover, we believe that a key contributor to our success and our ability to retain highly skilled personnel has been our corporate culture, which we believe fosters innovation, teamwork, and a passion for our products and customers. As we grow and evolve, we may find it difficult to maintain the beneficial aspects of our corporate culture globally. These difficulties may be further amplified by our hybrid-first work model and our globally distributed workforce, which could have a negative impact on our workplace culture and on the execution of our business plans and operations. Any inability to maintain our corporate culture could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.

If we do not effectively expand, train, motivate, and retain our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.

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

If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are unable to ensure that our seasoned sales employees remain productive, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to hire, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.

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

Risks Related to Financial, Accounting, Regulatory, Tax, and Other Legal Matters

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

As initially disclosed in our Quarterly Report on Form 10-Q filed with the SEC on May 24, 2023, we previously identified control deficiencies that, individually or in the aggregate, constitute a material weakness in our internal control over financial reporting. While our management has since remediated this material weakness and concluded that our internal control over financial reporting was effective as of July 31, 2024, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our securities.

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

Any legal proceedings or claims we may be involved in, including securities class action litigation that could result from volatility in our stock price, could be costly and time-consuming to defend and could harm our reputation regardless of the outcome.

We are, and may in the future become, involved in various legal proceedings and claims, including cases involving our IP rights and those of others, commercial matters, employee-related claims, and other actions, including actions that arise in the ordinary course of business. Any litigation, whether meritorious or not, could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition. While we maintain insurance coverage for certain types of claims, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. If we are required to make substantial payments or implement significant changes to our operations as a result of legal proceedings or claims, our business, results of operations and financial condition could be adversely affected.

In addition, in the past, we and many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation and we may become the target of complaints of this type of litigation in the future. For example, following our earnings release in February 2019, the price of our Class A common stock fell significantly and, as a result, multiple class action securities lawsuits were filed against us, as well as multiple shareholder derivative claims, and following our earnings release in March 2023, a class action securities lawsuit was filed against us, as well as a shareholder derivative claim. Any securities litigation matter that may be instituted against us, whether meritorious or not, could result in substantial costs, divert our management’s attention and resources from our business, and adversely impact our reputation and brand. This could have an adverse effect on our business, operating results and financial condition.

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose end customers in the public sector or negatively impact our ability to contract with the public sector.

Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, antitrust laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws, and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, operating results, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including meeting the compliance requirements necessary for maintaining any required security clearances for facilities and employees. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition, and prospects. As an example, the U.S. Department of Justice ("DOJ") and the General Services Administration ("GSA") have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition, and prospects.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including noncompliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions, or limitations in our ability to do business with the public sector could have an adverse effect on our business and operating results.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, use, storage, disclosure, and transfer of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Economic Area ("EEA"), the UK, Switzerland, India, Japan, China, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. For example, the General Data Protection Regulation ("GDPR"), which became effective in May 2018, and the UK General Data Protection regulation, both impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy and security policies, conduct transfer impact assessments, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, among others, obtain individuals’ consent to use personal information for certain purposes. In addition, some countries have enacted, or are currently considering, legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, and increase the cost and complexity of delivering our products and services.

We also expect that there will continue to be new proposed laws, regulations, industry standards, and case law concerning privacy, data protection and information security in the United States, the EEA and other jurisdictions, and we cannot yet determine the impact these developments may have on our business. This increases uncertainty and may require us to change our data practices and/or change our technology solutions, business model or processes, which may in turn adversely affect demand for our products.

While the EU-U.S. Data Privacy Framework accepted by the European Commission in July 2023 (as well as the UK Extension to the EU-U.S. DPF and Swiss-U.S. DPF) provides us with a transfer mechanism for data from the EEA, data transfers continue to be scrutinized by regulators in the EEA, the UK and other countries with similar transfer restrictions requiring organizations to ensure that the data is protected to a standard that is "essentially equivalent" to that under the GDPR, UK GDPR, Swiss Federal Data Protection Act, and/or other applicable laws and to document this.

As a result of these and future data transfer developments, we may experience a reluctance from current or prospective customers in the EEA, the UK, Switzerland, and other similar countries to use our products and may find it necessary to make changes to our data transfer mechanisms and handling of personal data, including with respect to the provision of our products and services. This may adversely impact our business, financial condition, and operating results.

In the United States, more states are adopting their own data protection legislation, creating a complex privacy landscape from state to state. California enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. In November 2020, California voters passed the California Privacy Rights Act ("CPRA"), which significantly amended the CCPA and generally expanded consumers’ privacy rights and protections with respect to their personal information. Colorado, Virginia, Connecticut, Utah, Florida, Montana, Oregon, and Texas all have passed privacy legislation now in effect. We cannot yet predict the full impact of these laws on our business or operations, but it may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Moreover, as a result of current and proposed data protection and privacy laws addressing the use of personal data for marketing purposes, including the European Commission’s draft ePrivacy Regulation, which is intended to replace the ePrivacy Directive in the EEA, as well as the CCPA/CPRA and other U.S. state privacy laws, we face an increased difficulty in marketing to current and potential customers, as these laws impact the ability to use internet-based services and tracking technologies, such as cookies, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. We also expect to incur additional costs to comply with the requirements of these laws.

As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations under the foregoing and other laws and regulations relating to privacy and data protection and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. Current or future laws, regulations, standards, and other obligations, as well as changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations, and other legal obligations that apply to us, those laws, regulations, standards, and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations, and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, brand and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation and brand, inhibit sales, and adversely affect our business and operating results.

Failure to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, brand, business, operating results, and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other third-party professional fees.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the export of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the U.S. government has recently been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

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

We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales, and we have been advised that such taxes are not applicable to our products and services in certain jurisdictions. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable. If we are unsuccessful in collecting such taxes from our end customers, we could be held liable for such costs, which may adversely affect our operating results.

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

Global tax developments applicable to multinational businesses may have a material impact on our business, cash flow from operating activities, or financial results. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we comply with the law, which could affect our results of operations in the period issued. The Organization for Economic Cooperation and Development reached agreement among various countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. The potential effects of Pillar Two may vary depending on specific provisions and rules implemented by each country that adopts Pillar Two. These changes may increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes, many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on our future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

Risks Related to Our Convertible Notes

As of July 31, 2024, we had outstanding $575.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the "2027 Notes").

Servicing the 2027 Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the 2027 Notes in cash, to repay the 2027 Notes at maturity, or to repurchase the 2027 Notes upon a fundamental change.

Holders of the 2027 Notes will have the right to require us to repurchase all or a portion of their 2027 Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such 2027 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the 2027 Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2027 Notes being converted. Moreover, we will be required to repay the 2027 Notes in cash at their maturity unless earlier converted or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2027 Notes surrendered therefor or pay cash with respect to the 2027 Notes being converted or at their maturity.

In addition, our ability to repurchase the 2027 Notes or to pay cash upon conversions of such 2027 Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the 2027 Notes at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions of such 2027 Notes or at their maturity as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the 2027 Notes.

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

The conditional conversion feature of the 2027 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes is triggered, holders of such 2027 Notes will be entitled to convert their 2027 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the 2027 Notes do not elect to convert their 2027 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such 2027 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the 2027 Notes, which may be settled in cash, has had, and may continue to have, a material effect on our reported financial results.

On August 1, 2021, we adopted Accounting Standards Update 2020-06. Our adoption of this new standard requires us to use the if-converted method for our diluted earnings per share calculation, the effect of which is that the transaction is accounted for as if all of the outstanding 2027 Notes were to be converted into shares of our Class A common stock, even if the 2027 Notes are not yet then convertible and even if, upon any conversion of the 2027 Notes, we may elect to settle the conversion using cash or a combination of cash and shares of our Class A common stock. As a result, our diluted earnings per share could be adversely affected in the future.

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
•
changes in financial estimates by any analysts who follow our company, including as a result of any current and future business model transitions, or our failure to meet these estimates or the expectations of investors;
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
•
changes in accounting standards, policies, guidelines, interpretations, or principles;
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

We have reserved a substantial number of shares of our Class A common stock for issuance upon vesting or exercise of our equity compensation plans and upon conversion of the 2027 Notes.

We have also registered the offer and sale of all shares of our Class A common stock that we may issue under our equity compensation plans.

We may also issue our shares of Class A common stock or additional securities convertible into shares of our Class A common stock from time to time in connection with a financing, acquisition, investments, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause the price of our securities to decline.

From time to time, we release earnings guidance in our earnings conference calls, earnings releases, investor presentations, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict.

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

Conversion of the 2027 Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our securities.

The conversion of some or all of the 2027 Notes, to the extent we deliver shares upon conversion thereof, will dilute the ownership interests of existing stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our securities. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our securities. In addition, the existence of the 2027 Notes may encourage short selling by market participants because the conversion of the 2027 Notes could be used to satisfy short positions, or anticipated conversion of the 2027 Notes into shares of our Class A common stock could depress the price of our securities.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock, of which $218.9 million remained available for future share repurchases under the authorization as of July 31, 2024. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. The timing and amount of share repurchases depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. We cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases under the program could affect, and increase the volatility of, the price of our Class A common stock and will diminish our cash reserves. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax could increase the costs to us of any share repurchases. The program may be modified, suspended or discontinued at any time, and any future announcement of a termination of the program could result in a decrease in the price of our Class A common stock.

If financial or industry analysts do not publish research or reports about our business, if they have difficulty understanding our business model, or if they issue inaccurate or unfavorable research regarding our securities, our stock price and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. In addition, we recently transitioned to a subscription-based business model, which analysts may not have historically reflected, or may not accurately in the future reflect, in their research. The foregoing factors could affect analysts' ability to accurately forecast our results and make it more likely that we fail to meet their estimates. In the event we obtain industry or financial analyst coverage, if any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our securities, the price of our securities would likely decline. In addition, analyst research or reports may also raise performance expectations that we may not be able to meet. The stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or in some cases failed to significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline, potentially significantly.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include:

•
a classified Board of Directors with three-year staggered terms (which is being phased out so that our Board of Directors will be fully declassified by our 2025 annual meeting of stockholders), which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;

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
•
the requirement that a special meeting of stockholders may be called only by the chairman of our Board of Directors, our lead independent director, our president, our secretary, or a majority vote of our Board of Directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
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

General Risk Factors

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

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC has recently adopted climate change and ESG reporting requirements. Following several legal challenges, the SEC has issued an order staying the implementation of such rules. If the SEC prevails and lifts the stay on implementation, our compliance costs would increase. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We publish an annual ESG report, which reports, among other things, our greenhouse gas emissions and our efforts to manage our emissions. In addition, our annual ESG report provides highlights of how we are supporting our workforce, including our diversity, equity, inclusion, and belonging efforts. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

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

Our business is subject to the risks of natural disasters (including extreme weather), pandemics, man-made problems, and other similar events that may be outside of our control.

Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrests, or geopolitical turmoil), and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our contract manufacturer are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather) and man-made problems could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. Epidemics, pandemics such as the COVID-19 pandemic, other outbreaks of novel diseases or other major public health concerns could also cause disruptions in our or our end customers’ or channel partners’ businesses, our supply chain, our suppliers’ and manufacturers’ operations, or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.

We may further expand through acquisitions of, or investments in, other companies (or vice versa through divestitures), each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses or divesting certain products. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of acquisitions, divestitures or investments may result in unforeseen expenditures and operating and integration difficulties, especially if the acquisitions, divestitures or investments are more complex in structure and scope, including due to the geographic location of the acquired company. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of companies that we may acquire, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions or divestitures may also disrupt our ongoing business, divert our resources, require significant management attention that would otherwise be available for development of our business, and may be viewed negatively by our end customers, investors or securities analysts. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition or divestiture transaction, including accounting charges. Any acquisition or investment could expose us to unknown liabilities and risks, and we may incur additional costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized in a timely manner, if at all, or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions, divestitures or investments could adversely affect our business, operating results, financial condition, and prospects.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, any relative strengthening of the U.S. dollar would increase the real cost of our solutions to our end customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, the Indian Rupee, the Canadian Dollar, and the Australian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. In particular, current geopolitical instability and fiscal and monetary policies have caused, and may continue to cause, significant volatility in the currency exchange rates, and such volatility may continue for the foreseeable future. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected. Furthermore, such currency fluctuations may also adversely impact our ability to accurately predict our future financial results. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity is an important component of our overall enterprise risk management strategy. We are committed to protecting our information systems and data from a wide range of cybersecurity threats, including operational risks, intellectual property theft, fraud, extortion, privacy violations, legal risks, and reputational damage. Our approach integrates comprehensive processes and technologies designed to identify, assess, and mitigate these risks.

Risk Management and Strategy

•
Enterprise Risk Management Integration: Our cybersecurity program is integrated into our broader enterprise risk management program ("ERM"). This integration is designed to ensure that cybersecurity risks are evaluated alongside other risks to the organization. Our ERM framework is periodically refreshed and involves collaboration with subject matter experts to assess the severity of potential cybersecurity threats and develop appropriate mitigation strategies.
•
Advanced Cybersecurity Processes: We employ a multi-faceted approach to cybersecurity:
•
Security and Privacy Reviews: Regular reviews of new features, software, and vendors help us work to identify and address potential risks before they impact our systems.
•
Security Development Lifecycle: Our internal software development lifecycle process is designed to build our products in part relying upon industry-standard practices and third-party tools and services to test our code and bundled third-party libraries for known security misconfigurations and errors.
•
Vulnerability Management: We operate a robust vulnerability management program designed to identify and address hardware and software vulnerabilities proactively.
•
Network and System Monitoring: Our systems are monitored using a range of tools designed to detect suspicious activities and potential breaches in real time.
•
Threat Intelligence Program: Our threat intelligence program models and researches potential adversaries, enhancing our preparedness against emerging threats.
•
Training and Simulations: We regularly conduct training and simulations designed to ensure our teams are prepared for a variety of cybersecurity scenarios.
•
Security Ecosystem: We routinely and regularly engage with consultants, assessors, auditors, and other expert third parties to help us in our understanding, discovery, and response to risks based on their growing impact or likelihood.
•
Frameworks and Standards: Our cybersecurity practices are designed with reference to industry-standard frameworks, including those from the International Organization for Standardization and the National Institute of Standards and Technology and other internationally recognized standards, which can be found here: https://www.nutanix.com/trust/compliance-and-certifications, which link is included as an inactive reference and the content of which is not incorporated by reference into this Annual Report on Form 10-K. We continually work to improve our security controls based on these standards and industry best practices.

•
Incident Response and Recovery: We have established a comprehensive Privacy and Cybersecurity Incident Response Program to manage and respond to cybersecurity incidents. This program includes processes for triaging, assessing, escalating, containing, investigating, and remediating incidents. We also maintain procedures to comply with legal obligations and mitigate reputational damage. Regular tabletop exercises help us test and strengthen our incident response capabilities.
•
Vendor Risk Management: Our vendor risk management program is designed to mitigate risks associated with third-party service providers. This program includes pre-engagement diligence, contractual security provisions, and ongoing monitoring of third-party compliance with our security requirements. We also have an external bug bounty program to identify and address vulnerabilities before they can be exploited.

Information on the cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors.” We believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. However, we remain subject to risks from unknown or future cybersecurity threats that could materially affect us, including our business strategy, results of operations or financial condition. We remain vigilant and continue to invest in security technologies and practices to safeguard our systems.

Governance

•
Board and Committee Oversight: Our Board of Directors (our "Board") plays an active role in overseeing cybersecurity risks. Our Board’s Security and Privacy Committee, which is composed entirely of independent directors, assists our Board in its oversight of our management of technology and information security risks and compliance with data protection and privacy laws. This committee regularly reviews our cybersecurity programs and policies as part of our overall risk management and business strategy discussions, and receives regular updates from management on our data security posture, third-party assessments, and progress toward risk-mitigation goals. The committee also reviews incident response plans and any significant cybersecurity threats or incidents. Our Board's Security and Privacy Committee reports quarterly to our Board regarding its activities in overseeing cybersecurity risk management.
•
Management's Role: Our Chief Information Security Officer ("CISO") leads our global cybersecurity program, overseeing risk identification, evaluation, and response to material security incidents. The CISO partners with a cross-functional leadership team including the Chief Product Security Officer ("CPSO"), Chief Information Officer ("CIO"), and Legal and Privacy Counsel, to develop and implement our overall cybersecurity strategy. This team contributes to the development of policies, monitors evolving risks, manages the overall cybersecurity and privacy programs, and reports on these and related topics to our Board's Security and Privacy Committee. Our CISO has served in various roles in information technology and information security for over 25 years, including previously serving as Chief Information Security Officer at two other companies. He holds an undergraduate degree in computer science. Our CPSO spent most of the first two decades of his career with the U.S. Department of Defense, where he held various roles in information technology and other high-governance technology-driven positions. Over the past ten years, he has built security programs with Nutanix, which has culminated in his current role. He holds an undergraduate degree in computer information systems.
•
Incident Management: Our Enterprise and Product Security Team manages our incident response efforts. This team assesses incidents' severity, coordinates the response, and communicates with relevant stakeholders. Our Security and Privacy Management Team, including, as appropriate, our CISO, CIO, and CPSO, provides additional expertise and support as needed.

Item 2. Properties

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 215,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

	Fiscal 2023		Fiscal 2024
Fiscal Quarter:	High	Low	High	Low
First quarter	$27.40	$15.21	$38.92	$29.11
Second quarter	$33.32	$25.09	$56.94	$36.54
Third quarter	$29.52	$23.42	$65.98	$54.43
Fourth quarter	$30.55	$23.94	$73.37	$47.91

Holders of Record

As of July 31, 2024, there were 51 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the share repurchase activity for the three months ended July 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
May 1 - 31, 2024	393	$63.67	393	$218,913
June 1 - 30, 2024	—	$—	—	$218,913
July 1 - 31, 2024	—	$—	—	$218,913
Total	393		393

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

This table excludes shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

Stock Performance Graph

The following graph shows a comparison from July 31, 2019 through July 31, 2024 of the cumulative five-year total shareholder return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on July 31, 2019 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	7/31/19	7/31/20	7/31/21	7/31/22	7/31/23	7/31/24
Nutanix, Inc.	$100.00	$97.75	$158.68	$66.65	$133.04	$222.51
Nasdaq Composite Index	$100.00	$132.78	$182.62	$155.31	$181.43	$224.29
Nasdaq Computer Index	$100.00	$148.33	$213.70	$180.46	$229.05	$302.45

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which will be filed no later than 120 days after the end of our fiscal year ended July 31, 2024.

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

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a global leader in cloud software, offering organizations a single platform for running applications and managing data, anywhere. Our vision is to make hybrid multicloud deployments simple and free customers to focus on achieving their business outcomes. Our mission is to delight customers with an open hybrid multicloud platform with rich data services to run and manage any application, anywhere.

Our Nutanix Cloud Platform is designed to enable organizations to build a hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, all while supporting a variety of hypervisors and container platforms. Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL and NoSQL databases and business intelligence applications), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, enterprise artificial intelligence ("AI") workloads (including machine learning and generative AI workloads), and cloud native applications (including modern, containerized applications).

We originally pioneered hyperconverged infrastructure to break down legacy silos by merging compute, storage and networking into a single, easy-to-use, software-defined data center platform. We continued to innovate and developed Nutanix AHV, our native hypervisor that offers enterprise-grade virtualization and built-in Kubernetes support. To provide our customers with more choice, we further engineered our software solutions to run on a variety of server platforms, decoupling our software from Nutanix-branded hardware appliances and powering a variety of on-premises private cloud deployments, as part of our previously-completed transition from a hardware company to a software company. To provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs, we reshaped our licensing by completing a transition to a subscription-based business model. In addition to making hybrid multicloud deployments simple, we have a further long-term vision to enable developers to build modern container-based applications once and run them anywhere through Project Beacon, our multi-year effort to provide consistent Kubernetes platform management and data-centric platform services across clouds.

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning one in which our products, including associated support and entitlement arrangements, are sold with a defined duration.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 26,000 end customers as of July 31, 2024, including approximately 1,060 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Our solutions are primarily sold through our channel partners or original equipment manufacturers ("OEMs") and delivered directly to our end customers. We have end customers across a broad range of industries, such as automotive, consumer goods, education, energy, financial services, healthcare, manufacturing, media, public sector, retail, technology, and telecommunications. We also sell to service providers, who utilize our platform to provide a variety of cloud-based services to their customers.

We continue to invest in the profitable growth of our business over the long run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on creating operational efficiencies throughout our organization, including go-to-market efficiencies, particularly by generating leverage through partnerships. By maintaining this balance, we believe that we can sustain profitable growth.

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands, except percentages and end customer count)
Total revenue	$1,580,796	$1,862,895	$2,148,816
Year-over-year percentage increase	13.4%	17.8%	15.3%
Total billings	$1,708,641	$2,005,582	$2,407,756
Annual contract value ("ACV") billings	$756,326	$956,810	$1,162,428
Annual recurring revenue ("ARR")	$1,202,438	$1,561,981	$1,907,982
Gross profit	$1,259,640	$1,530,708	$1,824,704
Non-GAAP gross profit	$1,311,662	$1,575,385	$1,862,203
Gross margin	79.7%	82.2%	84.9%
Non-GAAP gross margin	83.0%	84.6%	86.7%
Operating expenses	$1,718,492	$1,737,858	$1,817,141
Non-GAAP operating expenses	$1,398,881	$1,414,389	$1,515,096
Operating (loss) income	$(458,852)	$(207,150)	$7,563
Non-GAAP operating (loss) income	$(87,219)	$160,996	$347,107
Operating margin	(29.0)%	(11.1)%	0.4%
Non-GAAP operating margin	(5.5)%	8.6%	16.2%
Net cash provided by operating activities	$67,543	$272,403	$672,931
Free cash flow	$18,485	$206,999	$597,679
Total end customers (1)	22,600	24,550	26,530

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$1,433,773	$1,730,848	$2,016,776
Professional services revenue	91,744	91,841	100,852
Other non-subscription product revenue (1)	55,279	40,206	31,188
Total revenue	$1,580,796	$1,862,895	$2,148,816
Disaggregation of billings:
Subscription billings	$1,563,560	$1,868,943	$2,253,633
Professional services billings	89,802	96,433	122,935
Other non-subscription product billings (1)	55,279	40,206	31,188
Total billings	$1,708,641	$2,005,582	$2,407,756

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

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $770.4 million, $905.8 million and $1.0 billion of our subscription revenue for fiscal 2022, 2023 and 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $663.4 million, $825.0 million and $987.8 million of our subscription revenue for fiscal 2022, 2023 and 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $49.7 million, $37.4 million and $27.9 million of non-portable software revenue for fiscal 2022, 2023 and 2024, respectively, and approximately $5.6 million, $2.8 million and $3.3 million of hardware revenue for fiscal 2022, 2023 and 2024, respectively.

•
Non-portable software revenue — Non-portable software revenue includes sales of our platform when delivered on a configured-to-order server by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the server on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Hardware revenue — In the infrequent transactions where the hardware platform is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, ACV billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

•
are used by management and our Board of Directors to understand and evaluate our performance and trends, as well as to provide a useful measure for period-to-period comparisons of our core business, particularly as we operate a subscription-based business model;
•
are widely used as a measure of financial performance to understand and evaluate companies in our industry; and
•
are used by management to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans, as well as to assess our actual performance against our goals.

Total billings is a performance measure which we believe provides useful information to our management and investors, as it represents the dollar value under binding purchase orders received and billed during a given period. ACV billings is a performance measure that we believe has provided useful information to our management and investors during our transition to a subscription-based business model as it has allowed us to better track the top-line growth of business during the transition because it takes into account variability in term lengths. ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the top-line growth of our subscription business because it takes into account variability in term lengths. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash generated by the business after capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

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

ACV billings — We calculate ACV billings as the sum of the ACV for all contracts billed during the period. ACV is defined as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of such contract, using, where applicable, an assumed term of five years for life-of-device contracts that do not have a specified term. We will discontinue reporting ACV billings beginning with our first quarter of fiscal 2025.

ARR — We calculate ARR as the sum of ACV for all subscription contracts in effect as of the end of the period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract. ARR excludes all life-of-device contracts.

Non-GAAP gross profit and Non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP gross profit and non-GAAP gross margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

Non-GAAP operating income (loss) and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income (loss) divided by total revenue. We define non-GAAP operating income (loss) as operating income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, impairment of lease-related assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating income (loss) and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands, except percentages)
Total revenue	$1,580,796	$1,862,895	$2,148,816
Change in deferred revenue	127,845	142,687	258,940
Total billings (non-GAAP)	$1,708,641	$2,005,582	$2,407,756

Gross profit	$1,259,640	$1,530,708	$1,824,704
Stock-based compensation	38,225	34,577	34,107
Amortization of intangible assets	13,579	9,870	3,392
Restructuring charges	218	230	—
Non-GAAP gross profit	$1,311,662	$1,575,385	$1,862,203

Gross margin	79.7%	82.2%	84.9%
Stock-based compensation	2.4%	1.9%	1.6%
Amortization of intangible assets	0.9%	0.5%	0.2%
Restructuring charges	—	—	—
Non-GAAP gross margin	83.0%	84.6%	86.7%

Operating expenses	$1,718,492	$1,737,858	$1,817,141
Stock-based compensation	(305,021)	(277,168)	(299,726)
Amortization of intangible assets	(2,604)	(827)	(317)
Restructuring (charges) reversals	(10,957)	(5,073)	194
Early exit of lease-related assets	(597)	(1,726)	—
Litigation settlement accrual and legal fees	(432)	(38,675)	(1,971)
Other	—	—	(225)
Non-GAAP operating expenses	$1,398,881	$1,414,389	$1,515,096

(Loss) income from operations	$(458,852)	$(207,150)	$7,563
Stock-based compensation	343,246	311,745	333,833
Amortization of intangible assets	16,183	10,697	3,709
Restructuring charges (reversals)	11,175	5,303	(194)
Early exit of lease-related assets	597	1,726	—
Litigation settlement accrual and legal fees	432	38,675	1,971
Other	—	—	225
Non-GAAP (loss) income from operations	$(87,219)	$160,996	$347,107

Operating margin	(29.0)%	(11.1)%	0.4%
Stock-based compensation	21.8%	16.6%	15.5%
Amortization of intangible assets	1.0%	0.6%	0.2%
Restructuring charges (reversals)	0.7%	0.3%	—
Early exit of lease-related assets	—	0.1%	—
Litigation settlement accrual and legal fees	—	2.1%	0.1%
Other	—	—	—
Non-GAAP operating margin	(5.5)%	8.6%	16.2%

Net cash provided by operating activities	$67,543	$272,403	$672,931
Purchases of property and equipment	(49,058)	(65,404)	(75,252)
Free cash flow (non-GAAP)	$18,485	$206,999	$597,679

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. Refer to Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Profitable Growth

We continue to invest in our growth over the long run, while improving our operating cash flow performance by focusing on creating operational efficiencies throughout our organization, including go-to-market efficiencies, particularly by generating leverage through partnerships. By maintaining this balance, we believe we can sustain profitable growth.

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our overall sales and marketing expense may fluctuate in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of July 31, 2024, we considered approximately 79% of our global sales team members to be fully ramped, while the remaining approximately 21% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Subscription-Based Business Model

We operate a subscription-based business model to provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined duration. Subscription-based sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement and support subscriptions and cloud-based SaaS offerings. Revenue from subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. Accordingly, any decline in average contract durations associated with our subscription term-based licenses would negatively impact our top-line results. Revenue from software entitlement and support subscription and cloud-based SaaS offerings is recognized ratably over the contractual service period. Accordingly, any decline in new or renewed subscriptions in any one fiscal quarter may not be fully or immediately reflected in our revenue for that fiscal quarter. For additional information on revenue recognition, see Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and "Critical Accounting Estimates" later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section.

Market Adoption of Our Products

Hybrid and multicloud paradigms, as well as trends in generative AI and modern applications, have affected IT buyer expectations about the simplicity, agility, scalability, portability, and pay-as-you-grow economics of IT resources. A key focus of our sales and marketing efforts is creating market awareness about the benefits of our platform. This includes our newer products outside of our core hyperconverged infrastructure offering, both as compared to traditional data center architectures, as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of July 31, 2024, approximately 76% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 8.7x greater, on average, than their initial order. This number increases to approximately 30.8x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2024. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

More recently, our sales pipeline has evolved to include a higher mix of larger deal opportunities, which often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure. We have also seen a modest elongation of average sales cycles compared to historical levels. These trends are expected to drive greater variability in our ability to land new customers and expand sales to existing customers, and our top-line results may be adversely affected.

Components of Our Results of Operations

Revenue

We generate revenue primarily from the sale of our Nutanix Cloud Platform, sold primarily as subscription term-based licenses, and which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on a server that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order servers and can be used over the life of the associated server.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order servers. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions have terms extending up to five years.

Our customers generally purchase their qualified hardware platforms for deployment of our software from one of our channel partners or OEMs. Our platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners and OEMs. Revenue is recognized net of sales tax and withholding tax.

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of our Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a server from a partner, upon making the software available to the customer when not sold with a server, or as services are performed with SaaS offerings. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

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

Cost of Revenue

Cost of product revenue — Cost of product revenue consists of costs paid to OEM partners, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses, and stock-based compensation, cloud-based costs associated with our SaaS offerings, and allocated costs, consisting of certain facilities, depreciation and amortization, recruiting, and information technology costs, allocated based on headcount.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Sales and marketing — Sales and marketing expense consists primarily of personnel costs, including sales commissions. Sales and marketing expense also includes costs for promotional activities and other marketing costs, travel expenses, costs associated with demonstration units, including depreciation, and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, our sales and marketing expense may fluctuate.

Research and development — Research and development ("R&D") expense consists primarily of personnel costs, as well as other direct and allocated costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our solutions. R&D costs are expensed as incurred, unless they meet the criteria for capitalization. We expect R&D expense, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our future products and services, including our newer subscription-based products, although R&D expense may fluctuate as a percentage of total revenue and on an absolute basis from quarter to quarter.

General and administrative — General and administrative ("G&A") expense consists primarily of personnel costs, which include our executive, finance, human resources, and legal organizations. G&A expense also includes outside professional services, which consists primarily of legal, accounting and other consulting costs, as well as insurance and other costs associated with being a public company and allocated costs. We expect G&A expense, in the long term, to increase in absolute dollars, particularly due to additional legal, accounting, insurance, and other costs associated with our growth, although G&A expense may fluctuate as a percentage of total revenue and on an absolute basis from quarter to quarter.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes"), our previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes") and our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes"), changes in the fair value of the derivative liability associated with the 2026 Notes, non-cash interest expense on the 2026 Notes, the amortization of the debt discount on the 2026 Notes, interest expense related to the conversion of the 2026 Notes in full, interest expense on the 2027 Notes, debt extinguishment costs, interest income related to our short-term investments, and foreign currency exchange gains or losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets and a partial valuation allowance related to certain foreign net operating losses due to the uncertainty of the ultimate realization of the future benefits of those assets. Beginning in fiscal 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 required us to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. The capitalization of R&D resulted in U.S. taxable income for the fiscal 2024, which was offset by net operating loss carryforwards.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the fiscal years presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Revenue:
Product	$757,623	$912,114	$1,067,948
Support, entitlements and other services	823,173	950,781	1,080,868
Total revenue	1,580,796	1,862,895	2,148,816
Cost of revenue:
Product (1)(2)	55,602	51,107	36,441
Support, entitlements and other services (1)	265,554	281,080	287,671
Total cost of revenue	321,156	332,187	324,112
Gross profit	1,259,640	1,530,708	1,824,704
Operating expenses:
Sales and marketing (1)(2)	979,075	924,696	977,286
Research and development (1)	572,999	580,961	638,992
General and administrative (1)	166,418	232,201	200,863
Total operating expenses	1,718,492	1,737,858	1,817,141
(Loss) income from operations	(458,852)	(207,150)	7,563
Other expense, net	(320,830)	(26,435)	(108,881)
Loss before provision for income taxes	(779,682)	(233,585)	(101,318)
Provision for income taxes	19,264	20,975	23,457
Net loss	$(798,946)	$(254,560)	$(124,775)

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$7,379	$7,966	$6,822
Support, entitlements and other services cost of revenue	30,846	26,611	27,285
Sales and marketing	104,592	82,758	80,190
Research and development	143,759	139,073	156,784
General and administrative	56,670	55,337	62,752
Total stock-based compensation expense	$343,246	$311,745	$333,833

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$13,579	$9,870	$3,392
Sales and marketing	2,604	827	317
Total amortization of intangible assets	$16,183	$10,697	$3,709

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2022	2023	2024
	(as a percentage of total revenue)
Revenue:
Product	47.9%	49.0%	49.7%
Support, entitlements and other services	52.1%	51.0%	50.3%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	3.5%	2.7%	1.7%
Support, entitlements and other services	16.8%	15.1%	13.4%
Total cost of revenue	20.3%	17.8%	15.1%
Gross profit	79.7%	82.2%	84.9%
Operating expenses:
Sales and marketing	61.9%	49.6%	45.5%
Research and development	36.2%	31.2%	29.7%
General and administrative	10.5%	12.5%	9.3%
Total operating expenses	108.6%	93.3%	84.5%
(Loss) income from operations	(28.9)%	(11.1)%	0.4%
Other expense, net	(20.3)%	(1.4)%	(5.1)%
Loss before provision for income taxes	(49.2)%	(12.5)%	(4.7)%
Provision for income taxes	1.2%	1.1%	1.1%
Net loss	(50.4)%	(13.6)%	(5.8)%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Fiscal Years Ended July 31, 2022, 2023 and 2024

Revenue

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Product	$757,623	$912,114	$154,491	20%	$912,114	$1,067,948	$155,834	17%
Support, entitlements and other services	823,173	950,781	127,608	16%	950,781	1,080,868	130,087	14%
Total revenue	$1,580,796	$1,862,895	$282,099	18%	$1,862,895	$2,148,816	$285,921	15%

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
U.S.	$887,141	$1,039,294	$152,153	17%	$1,039,294	$1,189,213	$149,919	14%
Europe, the Middle East and Africa	374,186	471,367	97,181	26%	471,367	563,281	91,914	19%
Asia Pacific	274,373	309,138	34,765	13%	309,138	348,952	39,814	13%
Other Americas	45,096	43,096	(2,000)	(4)%	43,096	47,370	4,274	10%
Total revenue	$1,580,796	$1,862,895	$282,099	18%	$1,862,895	$2,148,816	$285,921	15%

Product revenue increased year-over-year for both fiscal 2023 and fiscal 2024 due primarily to increases in software revenue resulting from an increased adoption of our products as well as growth in software renewals. Specifically, we saw growth in term-based license revenue, which increased by approximately 24% and 20% year-over-year for fiscal 2023 and fiscal 2024, respectively. The total average contract duration was approximately 3.2 years, 3.0 years and 3.0 years for fiscal 2022, 2023 and 2024, respectively. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts, billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased year-over-year for both fiscal 2023 and fiscal 2024 in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Cost of product revenue	$55,602	$51,107	$(4,495)	(8)%	$51,107	$36,441	$(14,666)	(29)%
Product gross margin	92.7%	94.4%			94.4%	96.6%
Cost of support, entitlements and other services revenue	$265,554	$281,080	$15,526	6%	$281,080	$287,671	$6,591	2%
Support, entitlements and other services gross margin	67.7%	70.4%			70.4%	73.4%
Total gross margin	79.7%	82.2%			82.2%	84.9%

Cost of product revenue

Cost of product revenue decreased year-over-year for both fiscal 2023 and fiscal 2024 due primarily to decreases of $3.7 million and $6.5 million, respectively, in amortization expense resulting from acquired intangible assets starting to reach the end of their useful lives. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 1.7 percentage points and 2.2 percentage points in fiscal 2023 and fiscal 2024, respectively, due primarily to product revenue increasing while cost of product revenue decreases.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased year-over-year for both fiscal 2023 and fiscal 2024 due primarily to higher personnel-related costs, resulting from growth in our global customer support organization. Higher outside services costs also contributed to the increase for fiscal 2024.

Support, entitlements and other services gross margin increased by 2.7 percentage points and 3.0 percentage points fiscal 2023 and in fiscal 2024, respectively, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$979,075	$924,696	$(54,379)	(6)%	$924,696	$977,286	$52,590	6%
Percent of total revenue	61.9%	49.6%			49.6%	45.5%

Sales and marketing expense decreased year-over-year for fiscal 2023 due primarily to lower personnel-related costs, driven by the 8% decrease in sales and marketing headcount from July 31, 2022 to July 31, 2023, as well as lower marketing costs. The overall decrease in sales and marketing expense was partially offset by higher travel and event-related costs, as meetings and events transitioned from virtual to in-person.

Sales and marketing expense increased year-over-year for fiscal 2024 due primarily to higher personnel-related costs, including commissions expense, resulting from the 6% growth in our sales and marketing headcount from July 31, 2023 to July 31, 2024, partially offset by decreases in outside services costs.

Research and development

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Research and development	$572,999	$580,961	$7,962	1%	$580,961	$638,992	$58,031	10%
Percent of total revenue	36.2%	31.2%			31.2%	29.7%

Research and development expense increased year-over-year for fiscal 2023 due primarily to higher personnel-related costs resulting from the 6% growth in our R&D headcount from July 31, 2022 to July 31, 2023, partially offset by lower stock-based compensation expense resulting from terminations during the period and lower technical costs related to certain partner programs.

Research and development expense increased year-over-year for fiscal 2024 due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 19% growth in our R&D headcount from July 31, 2023 to July 31, 2024, partially offset by decreases in technical costs related to certain partner programs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
General and administrative	$166,418	$232,201	$65,783	40%	$232,201	$200,863	$(31,338)	(13)%
Percent of total revenue	10.5%	12.5%			12.5%	9.3%

General and administrative expense increased year-over-year for fiscal 2023 due primarily to charges of $71.0 million for the proposed settlement of the securities class actions, partially offset by $39.9 million for amounts recoverable under our applicable insurance policies, as well as costs incurred related to the completed Audit Committee investigation. The increase in G&A expense was also due to an increase in personnel-related costs resulting from the 13% growth in our G&A headcount from July 31, 2022 to July 31, 2023. For additional information regarding the securities class actions, refer to Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

General and administrative expense decreased year-over-year for fiscal 2024 due primarily to a decrease in legal costs, in particular, related to the litigation settlement accrual and legal fees as a result of the February 2023 settlement of the two securities class actions. The decreases were partially offset by higher personnel-related costs, including stock-based compensation expense, resulting from the 11% growth in our G&A headcount from July 31, 2023 to July 31, 2024, as well as an increase in technical costs related to software licenses and computers and supplies.

Other Expense, Net

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Interest income, net	$4,765	$38,427	$(33,662)	(706)%	$38,427	$68,486	$(30,059)	(78)%
Change in fair value of derivative liability	(198,038)	—	(198,038)	(100)%	—	—	—	0%
Amortization of debt discount and issuance costs and interest expense	(60,734)	(64,113)	3,379	6%	(64,113)	(61,503)	(2,610)	(4)%
Interest expense related to conversion of 2026 Notes attributable to debt discount and issuance costs	—	—	—	0%	—	(107,877)	107,877	100%
Debt extinguishment costs	(64,911)	—	(64,911)	(100)%	—	—	—	0%
Other	(1,912)	(749)	(1,163)	(61)%	(749)	(7,987)	7,238	966%
Other (expense) income, net	$(320,830)	$(26,435)	$(294,395)	(92)%	$(26,435)	$(108,881)	$82,446	312%

The decrease in other expense, net for fiscal 2023 was due primarily to the fair value of the derivative liability related to the 2026 Notes, which was reclassified to equity during the first quarter of fiscal 2022, debt extinguishment costs resulting from the exchange of $416.5 million in aggregate principal amount of the 2023 Notes for $477.3 million in aggregate principal amount of the 2027 Notes, the $11.0 million gain on our divestiture of Frame Desktop-as-a-Service ("Frame"), and an increase in interest income on our investments.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The increase in other expense, net for fiscal 2024 was due primarily to $107.9 million of interest expense recognized resulting from the conversion of the 2026 Notes in full, as well as increases in foreign exchange gains, partially offset by increases in interest income on our investments.

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change		Fiscal Year Ended July 31,		Change
	2022	2023	$	%	2023	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$19,264	$20,975	$1,711	9%	$20,975	$23,457	$2,482	12%

The year-over-year increases in the provision for income taxes in fiscal 2023 and fiscal 2024 were due primarily to higher U.S. state income taxes due to taxable income in various states, as well as higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, as we continued to grow our business internationally, partially offset by foreign excess tax benefits on stock options and restricted stock units exercised during the periods. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents and marketable securities and net accounts receivable. As of July 31, 2024, we had $655.3 million of cash and cash equivalents, $0.4 million of restricted cash and $339.1 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of July 31, 2024, we had accounts receivable of $229.8 million, net of allowances of $0.8 million.

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In September 2020, we issued $750.0 million in aggregate principal amount of 2.50% convertible senior notes due 2026 to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP. On June 6, 2024, BCPE Nucleon (DE) SPV, LP delivered a notice of conversion to convert $817.6 million aggregate principal amount of the 2026 Notes, representing all of the outstanding principal amount of the 2026 Notes. During the fiscal quarter ended July 31, 2024, we settled the conversion by paying $817.6 million in cash and delivering approximately 16.9 million shares of Class A common stock. For additional information, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe that our cash, cash equivalents and short-term investments and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, and share repurchases (if any) for at least the next 12 months. We may, from time to time, evaluate market conditions, our liquidity profile, and various financing alternatives (including debt or equity financing) for opportunities to enhance our capital structure. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, the continuing market acceptance of our products, our end customers and partners, and market, economic and financial conditions (including inflation and interest rates). In addition, if the conditional conversion feature of the 2027 Notes is triggered prior to their October 1, 2027 maturity date, holders of the 2027 Notes will be entitled to convert the 2027 Notes at their option. If one or more holders elect to convert their 2027 Notes, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases will be funded from available working capital and may be made at management’s discretion from time to time. The authorization has no fixed expiration date and does not obligate us to repurchase any specified number or dollar value of shares. The program may be modified, suspended or discontinued at any time. For more information on the share repurchase program, refer to Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Net cash provided by operating activities	$67,543	$272,403	$672,931
Net cash (used in) provided by investing activities	(54,189)	(49,785)	529,589
Net cash provided by (used in) financing activities	103,635	(112,709)	(1,062,629)
Net increase in cash, cash equivalents and restricted cash	$116,989	$109,909	$139,891

Cash Flows from Operating Activities

Net cash provided by operating activities was $67.5 million, $272.4 million and $672.9 million for fiscal 2022, 2023 and 2024, respectively, representing improvements of $204.9 million and $400.5 million, respectively, as compared to the respective prior year periods. The increases in cash generated from operating activities for fiscal 2023 and fiscal 2024 were due primarily to decreases in our net loss from operations.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash provided by investing activities of $529.6 million for fiscal 2024 consisted of $774.2 million of maturities of short-term investments and $706.4 million of sales of short-term investments, partially offset by $871.3 million of short-term investment purchases, $75.3 million of purchases of property and equipment, and $4.5 million of cash paid for acquisitions.

Cash Flows from Financing Activities

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

Net cash used in financing activities of $1.1 billion for fiscal 2024 consisted of $817.6 million used to pay the cash portion of the obligation due upon conversion of the 2026 Notes, $161.6 million of taxes paid related to the net share settlement of equity awards, $131.1 million of repurchases of our Class A common stock, and $3.9 million of payments for finance lease obligations, partially offset by $51.6 million of proceeds from the sale of shares through employee equity incentive plans.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of July 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,475	$475	$—	$575,000	$—
Operating leases (undiscounted basis) (2)	136,474	31,947	50,322	40,219	13,986
Other commitments (3)	110,621	102,392	7,035	1,194	—
Guarantees with contract manufacturers	85,177	85,177	—	—	—
Total	$907,747	$219,991	$57,357	$616,413	$13,986

(1)
Includes accrued interest on the 2027 Notes. For additional information regarding our convertible senior notes, refer to Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

As of July 31, 2024, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Stock-Based Compensation

We measure and recognize compensation expense for all stock-based awards, including stock options and purchase rights issued to employees under our 2016 Employee Stock Purchase Plan ("2016 ESPP"), based on the estimated fair value of the awards on the grant date. We use the Black-Scholes-Merton ("Black-Scholes") option pricing model to estimate the fair value of stock options and 2016 ESPP purchase rights. The fair value of restricted stock units ("RSUs") is measured using the fair value of our common stock on the date of the grant. The fair value of awards with a market-based condition is measured using a Monte Carlo simulation.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The fair value of stock options and RSUs with a service condition is recognized as expense on a straight-line basis over the requisite service period, which is generally four years. For stock-based awards granted to employees with a performance condition, we recognize stock-based compensation expense using the graded vesting attribution method over the requisite service period when management determines it is probable that the performance condition will be satisfied. For stock-based awards with a market-based condition, we recognize stock-based compensation expense using the graded vesting attribution method over the requisite service period, regardless of achievement, provided the requisite service condition is met. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $58.5 million, $60.8 million and $70.4 million for fiscal 2022, 2023 and 2024, respectively. The increase in this hypothetical change in fiscal 2024 is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows, for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 19, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be pre-installed on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $1.1 billion and support, entitlements and other services was $1.1 billion for the year ended July 31, 2024.

Significant judgment is exercised by the Company in determining revenue recognition for the Company’s customer contracts, and includes the following:

•
Determination of whether promised goods or services are capable of being distinct and are distinct in the context of the Company’s customer contracts, which leads to whether they should be accounted for as individual or combined performance obligations.
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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for the Company’s customer contracts included the following, among others:

•
We tested the effectiveness of controls related to the identification of distinct performance obligations and determination of the standalone selling prices
•
We evaluated management’s significant accounting policies related to revenue recognition for reasonableness
•
We selected a sample of recorded revenue transactions and performed the following procedures:
–
Obtaining and reading customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
–
Evaluating management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying contract, master agreement, and any related amendments, if applicable.
–
Testing the mathematical accuracy of management’s calculations of revenue recognized in the financial statements
•
We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:
–
Assessing the appropriateness of the Company’s methodology and mathematical accuracy of the determined standalone selling prices

–
Testing the completeness and accuracy of the source data utilized in management’s calculations

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 19, 2024

We have served as the Company’s auditor since 2013.

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2023	July 31, 2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$512,929	$655,270
Short-term investments	924,466	339,072
Accounts receivable, net of allowances of $733 and $772, respectively	157,251	229,796
Deferred commissions—current	120,001	159,849
Prepaid expenses and other current assets	147,087	97,307
Total current assets	1,861,734	1,481,294
Property and equipment, net	111,865	136,180
Operating lease right-of-use assets	93,554	109,133
Deferred commissions—non-current	237,990	198,962
Intangible assets, net	4,893	5,153
Goodwill	184,938	185,235
Other assets—non-current	31,941	27,961
Total assets	$2,526,915	$2,143,918
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$29,928	$45,066
Accrued compensation and benefits	143,679	195,602
Accrued expenses and other current liabilities	109,269	24,967
Deferred revenue—current	823,665	954,543
Operating lease liabilities—current	29,567	24,163
Total current liabilities	1,136,108	1,244,341
Deferred revenue—non-current	771,367	918,163
Operating lease liabilities—non-current	68,940	90,359
Convertible senior notes, net	1,218,165	570,073
Other liabilities—non-current	39,754	49,130
Total liabilities	3,234,334	2,872,066
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value of $0.000025 per share— 200,000 shares authorized as of July 31, 2023 and 2024; no shares issued and outstanding as of July 31, 2023 and 2024	—	—
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2023 and 2024; 239,607 and 265,181 Class A shares issued and outstanding as of July 31, 2023 and 2024, respectively	6	7
Additional paid-in capital	3,930,668	4,118,898
Accumulated other comprehensive (loss) income	(5,171)	146
Accumulated deficit	(4,632,922)	(4,847,199)
Total stockholders’ deficit	(707,419)	(728,148)
Total liabilities and stockholders’ deficit	$2,526,915	$2,143,918

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands, except per share data)
Revenue:
Product	$757,623	$912,114	$1,067,948
Support, entitlements and other services	823,173	950,781	1,080,868
Total revenue	1,580,796	1,862,895	2,148,816
Cost of revenue:
Product	55,602	51,107	36,441
Support, entitlements and other services	265,554	281,080	287,671
Total cost of revenue	321,156	332,187	324,112
Gross profit	1,259,640	1,530,708	1,824,704
Operating expenses:
Sales and marketing	979,075	924,696	977,286
Research and development	572,999	580,961	638,992
General and administrative	166,418	232,201	200,863
Total operating expenses	1,718,492	1,737,858	1,817,141
(Loss) income from operations	(458,852)	(207,150)	7,563
Other expense, net	(320,830)	(26,435)	(108,881)
Loss before provision for income taxes	(779,682)	(233,585)	(101,318)
Provision for income taxes	19,264	20,975	23,457
Net loss	$(798,946)	$(254,560)	$(124,775)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted (1)	$(3.62)	$(1.09)	$(0.51)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted (1)	220,529	233,247	244,743

(1)
Effective January 3, 2022, all of the then outstanding shares of Nutanix, Inc. Class B common stock were automatically converted into the same number of shares of Nutanix, Inc. Class A common stock. See Note 8 for further details.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Net loss	$(798,946)	$(254,560)	$(124,775)
Other comprehensive (loss) income, net of tax:
Change in unrealized (loss) gain on available-for-sale securities, net of tax	(6,068)	905	5,317
Comprehensive loss	$(805,014)	$(253,655)	$(119,458)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Fiscal Year Ended July 31, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2021	214,210	$5	$2,615,317	$(8)	$(3,636,283)	$(1,020,969)
Adoption of ASU 2020-06	—	—	(148,598)	—	100,585	(48,013)
2026 Notes derivative liability reclassification	—	—	698,213	—	—	698,213
Issuance of common stock through employee equity incentive plans	11,270	1	6,479	—	—	6,480
Issuance of common stock from ESPP purchase	2,827	—	62,633	—	—	62,633
Repurchase and retirement of common stock	(1,369)	—	(14,852)	—	(43,718)	(58,570)
Unwinding of 2023 Notes hedges	—	—	39,880	—	—	39,880
Unwinding of 2023 Notes warrants	—	—	(18,390)	—	—	(18,390)
Stock-based compensation	—	—	343,246	—	—	343,246
Other comprehensive loss	—	—	—	(6,068)	—	(6,068)
Net loss	—	—	—	—	(798,946)	(798,946)
Balance - July 31, 2022	226,938	6	3,583,928	(6,076)	(4,378,362)	(800,504)
Issuance of common stock through employee equity incentive plans	10,895	—	3,700	—	—	3,700
Issuance of common stock from ESPP purchase	2,187	—	41,509	—	—	41,509
Shares withheld related to net share settlement of equity awards	(413)	—	(10,214)	—	—	(10,214)
Stock-based compensation	—	—	311,745	—	—	311,745
Other comprehensive income	—	—	—	905	—	905
Net loss	—	—	—	—	(254,560)	(254,560)
Balance - July 31, 2023	239,607	6	3,930,668	(5,171)	(4,632,922)	(707,419)
Issuance of common stock through employee equity incentive plans	12,429	—	4,241	—	—	4,241
Issuance of common stock from ESPP purchase	1,870	—	47,327	—	—	47,327
Shares withheld related to net share settlement of equity awards	(2,996)	—	(161,552)	—	—	(161,552)
Repurchase and retirement of common stock	(2,583)	—	(41,637)	—	(89,502)	(131,139)
Issuance of common stock related to conversion of 2026 Notes	16,854	1	6,018	—	—	6,019
Stock-based compensation	—	—	333,833	—	—	333,833
Other comprehensive income	—	—	—	5,317	—	5,317
Net loss	—	—	—	—	(124,775)	(124,775)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Cash flows from operating activities:
Net loss	$(798,946)	$(254,560)	$(124,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,952	76,388	73,199
Stock-based compensation	343,246	311,745	333,833
Change in fair value of derivative liability	198,038	—	—
Loss on debt extinguishment	64,910	—	—
Amortization of debt discount and issuance costs	40,233	42,636	41,600
Conversion of convertible senior notes attributable to debt discount and issuance costs	—	—	107,877
Operating lease cost, net of accretion	36,905	35,357	31,462
Early exit of lease-related assets	597	(1,040)	—
Gain on Frame divestiture	—	(10,957)	—
Non-cash interest expense	19,270	19,757	18,550
Other	9,282	(11,388)	(13,312)
Changes in operating assets and liabilities:
Accounts receivable, net	60,998	(25,885)	(53,811)
Deferred commissions	(24,170)	9,599	(820)
Prepaid expenses and other assets	(36,166)	(59,243)	46,623
Accounts payable	(1,461)	(9,600)	14,749
Accrued compensation and benefits	(19,674)	(6,027)	51,923
Accrued expenses and other liabilities	5,457	53,191	(82,632)
Operating leases, net	(46,773)	(40,257)	(30,475)
Deferred revenue	127,845	142,687	258,940
Net cash provided by operating activities	67,543	272,403	672,931
Cash flows from investing activities:
Maturities of investments	1,058,116	965,040	774,237
Purchases of investments	(1,081,246)	(955,330)	(871,259)
Sales of investments	17,999	—	706,363
Proceeds from Frame divestiture	—	5,909	—
Payments for acquisitions, net of cash acquired	—	—	(4,500)
Purchases of property and equipment	(49,058)	(65,404)	(75,252)
Net cash (used in) provided by investing activities	(54,189)	(49,785)	529,589
Cash flows from financing activities:
Repayment of convertible notes	—	(145,704)	(817,633)
Payments of debt extinguishment costs	(14,709)	—	—
Proceeds from unwinding of convertible note hedges	39,880	—	—
Payments for unwinding of warrants	(18,390)	—	—
Proceeds from sales of shares through employee equity incentive plans	67,826	46,501	51,571
Taxes paid related to net share settlement of equity awards	—	(10,214)	(161,552)
Proceeds from the issuance of convertible notes, net of issuance costs	88,687	—	—
Repurchases of common stock	(58,570)	—	(131,139)
Payment of finance lease obligations	(1,089)	(3,292)	(3,876)
Net cash provided by (used in) financing activities	103,635	(112,709)	(1,062,629)
Net increase in cash, cash equivalents and restricted cash	$116,989	$109,909	$139,891
Cash, cash equivalents and restricted cash—beginning of period	288,873	405,862	515,771
Cash, cash equivalents and restricted cash—end of period	$405,862	$515,771	$655,662
Restricted cash (1)	3,012	2,842	392
Cash and cash equivalents—end of period	$402,850	$512,929	$655,270
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,353	$30,781	$23,647
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$17,139	$15,754	$19,275
Forfeited paid-in-kind interest recognized in equity upon note conversion	$—	$—	$6,019

(1)
Included within other assets—non-current in the consolidated balance sheets.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Nutanix, Inc. was incorporated in the state of Delaware in September 2009. Nutanix, Inc. is headquartered in San Jose, California, and together with its wholly-owned subsidiaries (collectively, "we," "us," "our," or "Nutanix"), has operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa.

We are a global leader in cloud software, offering organizations a single platform for running applications and managing data, anywhere. Our vision is to make hybrid multicloud deployments simple and free customers to focus on achieving their business outcomes. Our mission is to delight customers with an open hybrid multicloud platform with rich data services to run and manage any application, anywhere.

Our Nutanix Cloud Platform is designed to enable organizations to build a hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, all while supporting a variety of hypervisors and container platforms. Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL and NoSQL databases and business intelligence applications), general-purpose workloads (including system infrastructure, networking, and security), and end-user computing and virtual desktop infrastructure services, as well as enterprise artificial intelligence ("AI") workloads (including machine learning and generative AI workloads) and cloud native applications (including modern, containerized applications).

Our business is organized into a single operating and reportable segment. Our subscription-based business model provides our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined duration. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners") and delivered directly to our end customers.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the best estimate of selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; purchase commitment liabilities to our contract manufacturers; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of right-of-use assets and lease liabilities; the inputs used to determine the fair value of the contingent liability associated with the conversion feature of the previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes"); and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2022, 2023 and 2024, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of
	Fiscal Year Ended July 31,			July 31, 2023	July 31, 2024
Partners	2022	2023	2024
Partner A	(1)	(1)	(1)	(1)	16%
Partner B	33%	32%	31%	17%	12%
Partner C	15%	16%	16%	19%	10%
Partner D	(1)	(1)	(1)	11%	(1)
Partner E	11%	10%	11%	(1)	(1)

(1)
Less than 10%

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Measurement

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. The carrying amounts reported in our consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes") was determined based on the closing trading price per $100 of the 2023 Notes as of the last day of trading for the period. The fair value of the previously outstanding 2.50% convertible senior notes due 2026 was determined based on a binomial model. The fair value of the outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes") is determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Senior Notes

Our convertible senior notes, including any embedded conversion features, are accounted for under the traditional convertible debt accounting model and are treated as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, it is classified as a long-term liability, as we retain the option to settle conversion requests in shares of our Class A common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and accounted for as such. Issuance costs are amortized to interest expense using the effective interest rate method over the term of the notes. In accounting for a holder’s exercise in accordance with a note’s original conversion terms of a conversion option for which the carrying amount has previously been reclassified to equity, any unamortized discount remaining at the date of conversion is first recognized as interest, and then the remaining carrying amount of the converted notes is reduced by the cash transferred and then recognized in equity to reflect the shares issued, such that no gain or loss is recognized. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other expense, net on our consolidated statements of operations.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Allowance for credit losses—beginning balance	$892	$644	$733
Charged to allowance for credit losses	200	212	830
Recoveries	(80)	(123)	—
Write-offs	(368)	—	(791)
Allowance for credit losses—ending balance	$644	$733	$772

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

Intangible assets consist of identifiable intangible assets, including developed technology, customer relationships and trade names, resulting from business combinations. Finite-lived intangible assets are recorded at fair value, net of accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense is included as a component of cost of product revenue and sales and marketing expense in our consolidated statements of operations. Amounts included in sales and marketing expense relate to customer relationships and trade names.

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

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2022, 2023 or 2024.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on our consolidated balance sheets, was $16.3 million and $41.1 million as of July 31, 2023 and 2024, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2023 and 2024 is presented in the accompanying consolidated balance sheets.

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

Cost of Revenue

Cost of revenue consists of cost of product revenue and cost of support, entitlements and other services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits and stock-based compensation. Allocated costs consist of certain facilities, depreciation and amortization, recruiting, and information technology costs, allocated based on headcount.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation

Stock-based compensation expense is measured based on the grant date fair value of share-based awards. The fair value of the purchase rights under our 2016 Employee Stock Purchase Plan ("2016 ESPP") is estimated using the Black-Scholes-Merton ("Black-Scholes") option pricing model, which is impacted by the fair value of our common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include the expected common stock price volatility over the term of the awards, the expected term of the awards, risk-free interest rates, and expected dividend yield. The fair value of restricted stock units ("RSUs") is determined using the fair value of our common stock on the date of grant. The fair value of awards with a market-based condition is measured using a Monte Carlo simulation, which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period and expected dividend yield.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in our consolidated statements of operations. During the fiscal years ended July 31, 2022, 2023 and 2024, we recognized foreign currency losses of $3.2 million, $1.6 million and $4.3 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

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

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred in our consolidated statements of operations. During the fiscal years ended July 31, 2022, 2023 and 2024, advertising expense was $13.7 million, $11.6 million and $14.7 million, respectively.

Frame Divestiture

In May 2023, we sold our Frame Desktop-as-a-Service business. As consideration for the sale, the buyer paid $7.0 million in cash, adjusted by increases for the closing cash balance of the Frame business and the amount by which the closing working capital exceeded the working capital target and reductions for closing expenses, the amount by which the closing working capital target exceeded the working capital, and any severance expenses associated with Frame employees who were terminated at or following the close of the transaction at the direction of the buyer, and a $5.0 million interest-bearing convertible note, which had a fair value of $5.7 million as of the closing date of the transaction. The fair value of all consideration received exceeded the carrying amount of the Frame business upon closing, resulting in a gain of $11.0 million, which is included within other expense, net in our consolidated statement of operations for the fiscal year ended July 31, 2023.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued accounting standards update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact this new standard will have on our disclosures.
NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public clouds, running on a variety of qualified hardware platforms (including out Nutanix-branded NX hardware line), in popular public cloud environments such as Amazon Web Services ("AWS") and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions generally have durations extending up to five years.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Subscription	$1,433,773	$1,730,848	$2,016,776
Professional services	91,744	91,841	100,852
Other non-subscription product (1)	55,279	40,206	31,188
Total revenue	$1,580,796	$1,862,895	$2,148,816

(1)
Prior to fiscal 2024, these amounts were presented as separate line items, Non-portable software and Hardware, as described below. Prior period amounts have been updated to conform to the current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based software-as-a-service offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $770.4 million, $905.8 million and $1.0 billion of our subscription revenue for fiscal 2022, 2023 and 2024, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $663.4 million, $825.0 million and $987.8 million of our subscription revenue for fiscal 2022, 2023 and 2024, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $49.7 million, $37.4 million and $27.9 million of non-portable software revenue for fiscal 2022, 2023 and 2024, respectively, and approximately $5.6 million, $2.8 million and $3.3 million of hardware revenue for fiscal 2022, 2023 and 2024, respectively.

•
Non-portable software revenue — Non-portable software revenue includes sales of our platform when delivered on a configured-to-order server by us or one of our OEM partners. The software licenses associated with these sales are typically non-portable and can be used over the life of the server on which the software is delivered. Revenue from our non-portable software products is generally recognized upon transfer of control to the customer.
•
Hardware revenue — In the infrequent transactions where the hardware platform is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis. We consider the amount allocated to hardware revenue to be equivalent to the cost of the hardware procured. Hardware revenue is generally recognized upon transfer of control to the customer.

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2022	$1,445,538	$367,590
Additions (1)	2,012,389	187,381
Revenue/commissions recognized	(1,862,895)	(196,980)
Balance as of July 31, 2023	1,595,032	357,991
Additions (1)	2,426,490	218,876
Revenue/commissions recognized	(2,148,816)	(218,056)
Balance as of July 31, 2024	$1,872,706	$358,811

(1)
Includes both billed and unbilled amounts.

During the fiscal year ended July 31, 2023, we recognized revenue of approximately $696.0 million pertaining to amounts deferred as of July 31, 2022. During the fiscal year ended July 31, 2024, we recognized revenue of approximately $771.2 million pertaining to amounts deferred as of July 31, 2023.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2.1 billion as of July 31, 2024, of which we expect to recognize approximately 52% over the next 12 months, and the remainder thereafter.

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

Convertible note receivable

In May 2023, we sold our Frame Desktop-as-a-Service business. As part of the consideration for the sale, we received a $5.0 million interest-bearing convertible note. We have elected the fair value option for the convertible note and will record the changes in its fair value at each reporting period. As of July 31, 2024, the fair value of the convertible note was determined to be approximately $5.2 million. We consider this convertible note to be classified within Level III. The fair value is determined by considering the convertible note’s principal and accrued interest, as well as the convertible note’s option to convert into equity securities, using inputs including debt yields, volatility data, and the value of the underlying equity into which the convertible note could be converted.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2023
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$211,319	$—	$—	$211,319
U.S. Government securities	—	6,999	—	6,999
Commercial paper	—	34,830	—	34,830
Short-term investments:
Corporate bonds	—	452,703	—	452,703
Commercial paper	—	215,219	—	215,219
U.S. Government securities	—	256,544	—	256,544
Total measured at fair value	$211,319	$966,295	$—	$1,177,614
Cash				259,781
Total cash, cash equivalents and short-term investments				$1,437,395
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,700	$5,700

	As of July 31, 2024
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$352,295	$—	$—	$352,295
U.S. Government securities	—	99	—	99
Commercial paper	—	1,747	—	1,747
Short-term investments:
Corporate bonds	—	233,065	—	233,065
Commercial paper	—	33,770	—	33,770
U.S. Government securities	—	72,237	—	72,237
Total measured at fair value	$352,295	$340,918	$—	$693,213
Cash				301,129
Total cash, cash equivalents and short-term investments				$994,342
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,150	$5,150

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the previously outstanding 2026 Notes and the 2027 Notes. Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2023		As of July 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2026 Notes	$649,630	$1,043,889	$—	$—
2027 Notes	568,535	497,410	570,073	631,178
Total	$1,218,165	$1,541,299	$570,073	$631,178

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the 2026 Notes as of July 31, 2023 included $47.6 million of non-cash interest expense that was added to the principal balance, net of unamortized debt discounts of $132.8 million and unamortized debt issuance costs of $15.2 million.

The carrying value of the 2027 Notes as of July 31, 2023 and 2024 was net of unamortized debt issuance costs of $6.5 million and $4.9 million, respectively.

The total estimated fair value of the 2026 Notes was based on a binomial model. We considered the fair value of the 2026 Notes to be a Level III valuation, as the 2026 Notes were not publicly traded. The Level III inputs used to determine the estimated fair value of the 2026 Notes included the conversion rate, risk-free interest rate, discount rate, volatility, and the price of our Class A common stock.

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes to be a Level II valuation due to the limited trading activity.

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2023 and 2024, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2023 and 2024, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2024
(in thousands)
Due within one year	$209,076
Due in one to three years	129,996
Total	$339,072

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of July 31,
	2023	2024
	(in thousands)
Prepaid operating expenses	$84,998	$62,815
VAT receivables	5,954	8,017
Other current assets	56,135	26,475
Total prepaid expenses and other current assets	$147,087	$97,307

The decrease in prepaid expenses and other current assets from July 31, 2023 to July 31, 2024 was due primarily to the release of the insurance receivable and the settlement payment related to the February 2023

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement of two securities class actions, as the settlement was paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7.

Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	As of July 31,
	Useful Life	2023	2024
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$381,140	$421,559
Demonstration units	12	60,985	59,570
Leasehold improvements	(1)	64,667	64,607
Software	(2)	9,238	29,014
Furniture and fixtures	60	16,132	16,169
Total property and equipment, gross		532,162	590,919
Less: accumulated depreciation		(420,297)	(454,739)
Total property and equipment, net		$111,865	$136,180

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was $69.3 million, $63.3 million and $65.6 million for the fiscal years ended July 31, 2022, 2023 and 2024, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of July 31,
	2023	2024
	(in thousands)
Developed technology	$78,267	$79,838
Customer relationships	8,860	11,230
Trade name	4,170	4,200
Total intangible assets, gross	91,297	95,268
Less:
Accumulated amortization of developed technology	(73,411)	(76,804)
Accumulated amortization of customer relationships	(8,823)	(9,111)
Accumulated amortization of trade name	(4,170)	(4,200)
Total accumulated amortization	(86,404)	(90,115)
Total intangible assets, net	$4,893	$5,153

Amortization expense related to our intangible assets is recognized in our consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2023	2024
	(in thousands)
Intangible assets, net—beginning balance	$15,829	$4,893
Amortization of intangible assets (1)	(10,697)	(3,709)
Acquisition of intangible assets	—	3,969
Divestiture of Frame intangible assets	(239)	—
Intangible assets, net—ending balance	$4,893	$5,153

(1)
Represents amortization expense related to intangible assets recognized during the year in our consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2025	$2,540
2026	777
2027	777
2028	353
2029	353
Thereafter	353
Total	$5,153

Goodwill

The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2022	$185,260
Adjustment for Frame divestiture	(322)
Balance at July 31, 2023	184,938
Adjustment for acquisition	297
Balance at July 31, 2024	$185,235

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of July 31,
	2023	2024
	(in thousands)
Accrued commissions and taxes	$36,882	$40,714
Payroll taxes payable	17,427	31,797
Accrued vacation	24,840	26,772
Contributions to ESPP withheld	10,145	24,676
Accrued bonus	16,404	17,863
Accrued benefits	12,391	16,580
Accrued wages and taxes	11,485	16,255
Retirement 401(k) payable	1,915	701
Other	12,190	20,244
Total accrued compensation and benefits	$143,679	$195,602

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of July 31,
	2023	2024
	(in thousands)
Income taxes payable	$2,185	$1,927
Accrued professional services	1,978	2,004
Litigation settlement reserves	71,000	—
Software usage liability	11,248	—
Other	22,858	21,036
Total accrued expenses and other current liabilities	$109,269	$24,967

The decrease in accrued expenses and other current liabilities from July 31, 2023 to July 31, 2024 was due primarily to the release of the litigation settlement reserve related to the settlement of two securities class actions, which was agreed to in February 2023 but paid out during the fiscal quarter ended October 31, 2023. For additional details on legal proceedings, refer to Note 7. In addition, we released the software usage liability related to the completed Audit Committee investigation, as we settled with the vendor.

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

In January 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million.

The following table sets forth the total interest expense recognized related to the 2023 Notes:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Interest expense related to amortization of debt issuance costs	844	248	—

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

The 2026 Notes bore interest at a rate of 2.50% per annum, with such interest paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and to be paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes accrued from the date of issuance, September 24, 2020, and was added to the principal amount on a semi-annual basis (on March 15 and September 15 of each year). The 2026 Notes were set to mature on September 15, 2026, subject to earlier conversion, redemption or repurchase.

In accordance with accounting guidance on embedded conversion features, at issuance, we valued and bifurcated the conversion option associated with the 2026 Notes from the respective host debt instrument, which is treated as a debt discount, and initially recorded the conversion option of $230.9 million as a derivative liability in our consolidated balance sheet, with the corresponding amount recorded as a discount to the 2026 Notes and amortized over the term of the 2026 Notes using the effective interest method.

Upon the conversion price of the 2026 Notes becoming fixed, subject to customary anti-dilution and other adjustments, in September 2021, the embedded conversion option for the 2026 Notes no longer required bifurcation because the conversion features were considered indexed to our own equity and met the equity classification conditions. The carrying amount of the derivative liability of $698.2 million as of that date was reclassified to additional paid-in capital within our consolidated balance sheet. The remaining debt discount that arose from the original bifurcation was amortized over the term of the 2026 Notes.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 6, 2024, Bain delivered a notice of conversion to convert $817.6 million aggregate principal amount of the 2026 Notes, representing all of the outstanding principal amount as of that date. Under the terms of the indenture governing the 2026 Notes, the conversion was settled by paying the $817.6 million principal amount in cash and delivering the conversion spread of approximately 16.9 million shares of our Class A common stock. The cash portion was settled using a portion of our existing cash, cash equivalents and short-term investments.

The 2026 Notes were converted in accordance with its original terms and conditions. Upon conversion, because the carrying amount of the conversion option was previously reclassified to equity, the unamortized discount remaining at the date of conversion was recognized as interest expense. The remaining carrying amount of the 2026 Notes was reduced by the cash transferred and then recognized in equity, such that no gain or loss was recognized. In addition, the accrued and unpaid interest as of the conversion date was forgiven pursuant to the terms of the indenture and recognized in equity.

The 2026 Notes consisted of the following:

	As of July 31,
	2023	2024
	(in thousands)
Principal amounts:
Principal	$750,000	$—
Non-cash interest expense converted to principal	47,569	—
Unamortized debt discount (conversion feature) (1)	(132,769)	—
Unamortized debt issuance costs (1)	(15,170)	—
Net carrying amount	$649,630	$—

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2026 Notes using the effective interest rate method. The effective interest rate was 7.05%.

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Interest expense related to amortization of debt discount	$34,180	$36,668	$35,955
Interest expense related to amortization of debt issuance costs	3,906	4,189	4,107
Non-cash interest expense	19,270	19,757	18,550
Interest expense related to conversion of 2026 Notes attributable to debt discount and issuance costs	—	—	107,877
Total interest expense	$57,356	$60,614	$166,489

Non-cash interest expense was related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through the conversion date and was recognized within other expense, net in our consolidated statement of operations and other liabilities–non-current in our consolidated balance sheet. The accrued PIK interest was converted to the principal balance of the 2026 Notes at each payment date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2027 Notes bear interest at a rate of 0.25% per annum and pay interest semi-annually in arrears on each April 1 and October 1. The 2027 Notes will mature on October 1, 2027, unless earlier converted, redeemed or repurchased.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2027 Notes consisted of the following:

	As of July 31,
	2023	2024
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(6,465)	(4,927)
Net carrying amount	$568,535	$570,073

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of July 31, 2024, the remaining life of the 2027 Notes was approximately 3.2 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Contractual interest expense	$1,229	$1,720	$1,352
Interest expense related to amortization of debt issuance costs	1,302	1,530	1,538
Total interest expense	$2,531	$3,250	$2,890

NOTE 6. LEASES

We have operating leases for offices, research and development facilities and data centers and finance leases for certain data center equipment. Our leases have remaining lease terms of one year to approximately six years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.

Total operating lease cost was $43.3 million, $42.4 million and $38.6 million for the fiscal years ended July 31, 2022, 2023 and 2024, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $2.4 million, $3.9 million, and $4.8 million for the fiscal years ended July 31, 2022, 2023 and 2024, respectively.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Supplemental balance sheet information related to our leases is as follows:

	As of July 31,
	2023	2024
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$181,226	$180,843
Accumulated amortization	(87,672)	(71,710)
Operating lease right-of-use assets, net	$93,554	$109,133
Operating lease liabilities—current	$29,567	$24,163
Operating lease liabilities—non-current	68,940	90,359
Total operating lease liabilities	$98,507	$114,522
Weighted average remaining lease term (in years):	5.0	4.8
Weighted average discount rate:	6.1%	6.4%

	As of July 31,
	2023	2024
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,279	$19,345
Accumulated amortization (1)	(5,558)	(9,412)
Finance lease right-of-use assets, net (1)	$12,721	$9,933
Finance lease liabilities—current (2)	$3,518	$3,954
Finance lease liabilities—non-current (3)	9,722	6,666
Total finance lease liabilities	$13,240	$10,620
Weighted average remaining lease term (in years):	3.7	2.9
Weighted average discount rate:	6.8%	7.0%

(1)
Included in our consolidated balance sheets within property and equipment, net.
(2)
Included in our consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in our consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48,509	$46,886	$37,973
Operating cash flows from finance leases	$—	$—	$885
Financing cash flows from finance leases	$1,089	$4,757	$3,601
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$55,797	$10,358	$46,153
Finance leases	$4,529	$7,827	$1,066

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The undiscounted cash flows for our lease liabilities as of July 31, 2024 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2025	$30,125	$4,576	$34,701
2026	26,064	3,874	29,938
2027	23,780	2,164	25,944
2028	22,968	1,152	24,120
2029	17,252	41	17,293
Thereafter	13,985	—	13,985
Total lease payments	134,174	11,807	145,981
Less: imputed interest	(19,652)	(1,187)	(20,839)
Total lease obligation	114,522	10,620	125,142
Less: current lease obligations	(24,163)	(3,954)	(28,117)
Long-term lease obligations	$90,359	$6,666	$97,025

As of July 31, 2024, we had additional operating lease commitments of approximately $2.3 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2025, with lease terms of approximately one year.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2024, we had approximately $110.6 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $85.2 million in the form of guarantees to certain of our contract manufacturers.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have also agreed to indemnify our directors, executive officers and certain other officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as a director or officer of our company or that person’s services provided to any other company or enterprise at our request. We maintain director and officer insurance coverage that may enable us to recover a portion of any future amounts paid.

The fair value of liabilities related to indemnifications and guarantee provisions are not material and have not had any material impact on our consolidated financial statements to date.

Legal Proceedings

In February 2023, we settled the two previously disclosed securities class actions that were brought on behalf of persons or entities who purchased or otherwise acquired our securities and/or transacted in publicly traded call options and/or put options on our stock between November 30, 2017 and May 30, 2019. The total settlement amount was $71.0 million, which was accrued as of July 31, 2023 and included within accrued expenses and other current liabilities on our consolidated balance sheet. In June 2023, $31.1 million of the settlement funds were deposited in escrow and were included within prepaid expenses and other current assets on our consolidated balance sheet as of July 31, 2023. In October 2023, the court granted final approval of the settlement and the funds were subsequently released from escrow and paid out to the plaintiffs. The settlement accrual was partially offset by a receivable of $39.9 million for amounts recoverable under our applicable insurance policies, which was included within prepaid expenses and other current assets on our consolidated balance sheet as of July 31, 2023. During the fiscal year ended July 31, 2023, we recorded charges of $38.7 million for the settlement and applicable legal fees, net of our insurance receivable.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Effective January 3, 2022, all of our then outstanding shares of Class B common stock, par value $0.000025 per share, were automatically converted into the same number of shares of our Class A common stock, par value $0.000025 per share, pursuant to the terms of our Amended and Restated Certificate of Incorporation. No additional shares of Class B common stock will be issued following such conversion. As a result, as of July 31, 2024, we had one class of outstanding common stock consisting of Class A common stock. In December 2022, our stockholders approved an amendment and restatement of our Amended and Restated Certificate of Incorporation, which includes the removal of all provisions related to Class B common stock.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2024, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of July 31, 2024, we had 265.2 million shares of Class A common stock issued and outstanding.

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

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The authorization has no expiration date, does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the fiscal year ended July 31, 2024, we repurchased 2.6 million shares of Class A common stock in open market transactions at a weighted average price of $50.77 per share for an aggregate purchase price of $131.1 million. As of July 31, 2024, $218.9 million remained available for future share repurchases under the authorization.

Common Stock Reserved for Issuance

As of July 31, 2024, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2024
(in thousands)
Shares reserved for future equity grants	19,964
Shares underlying outstanding stock options	258
Shares underlying outstanding restricted stock units	22,175
Shares reserved for future employee stock purchase plan awards	10,747
Total	53,144

NOTE 9. EQUITY INCENTIVE PLANS

Stock Plans

We have one active equity incentive plan, the 2016 Equity Incentive Plan (the "2016 Plan"), and two inactive equity incentive plans, the 2010 Stock Plan ("2010 Plan") and the 2011 Stock Plan ("2011 Plan") (collectively, the "Stock Plans"). Our stockholders approved the 2016 Plan in March 2016 and it became effective in connection with our initial public offering ("IPO"). As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of RSUs, or until those stock awards become vested or expired by their terms.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2022 and 2023, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 11.3 million and 12.0 million shares, respectively, pursuant to these provisions. As of July 31, 2024, we had reserved a total of 42.4 million shares for the issuance of equity awards under the Stock Plans, of which 20.0 million shares were still available for grant. On August 1, 2024, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 13.3 million shares pursuant to the automatic increase provisions.

Restricted Stock Units

RSUs settle into shares of Class A common stock upon vesting. During the second quarter of fiscal 2024, we began funding withholding taxes due on the vesting of employee RSUs by net share settlement, rather than our previous approach of selling shares of Class A common stock to cover taxes upon vesting of such awards. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the consolidated statements of cash flows.

Performance RSUs

From time to time, we grant RSUs that have both service and performance conditions to our executives and employees ("PRSUs"). Vesting of PRSUs is subject to continuous service and the satisfaction of certain performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which both the service condition has been satisfied and it is probable that the performance conditions will be met, the actual vesting and settlement of PRSUs are subject to the performance conditions actually being met.

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

Market Stock Units

We also grant RSUs that have both service and market-based conditions to our executives and employees ("MSUs"). Vesting of MSUs is subject to continuous service and the satisfaction of certain market-based performance targets. While we recognize cumulative stock-based compensation expense for the portion of the awards for which the service condition has been satisfied, regardless of achievement of the specified targets, the actual vesting and settlement of MSUs are subject to the market-based conditions actually being met.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2022, 2023 and 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.7 million, 1.3 million and 0.8 million, respectively, RSUs subject to certain market conditions to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $46.80, $27.89 and $47.65, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years, 3.1 years and 3.0 years, respectively, subject to continuous service on each vesting date.

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

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2021	20,423	$30.83	1,285	$33.35
Granted	14,921	$30.33	654	$46.80
Released	(9,160)	$32.57	(466)	$34.96
Forfeited	(5,308)	$32.27	(213)	$39.48
Outstanding at July 31, 2022	20,876	$29.34	1,260	$38.71
Granted	16,045	$19.25	1,339	$27.89
Released	(9,938)	$27.28	(314)	$34.07
Forfeited	(4,169)	$26.36	(325)	$30.08
Outstanding at July 31, 2023	22,814	$23.69	1,960	$33.49
Granted	9,850	$34.22	1,396	$49.82
Released	(10,844)	$25.76	(796)	$25.25
Forfeited	(1,959)	$25.73	(246)	$45.15
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94

The aggregate grant date fair value of RSUs, including PSUs, vested was $314.6 million, $281.8 million and $299.5 million for the fiscal years ended July 31, 2022, 2023 and 2024, respectively.

Stock Options

Our Board of Directors determines the period over which stock options become exercisable and stock options generally vest over a four-year period. Stock options generally expire 10 years from the date of grant. The term of an ISO grant to a 10% stockholder will not exceed five years from the date of the grant. The exercise price of an ISO will not be less than 100% of the estimated fair value of the shares of common stock underlying the stock option (or 110% of the estimated fair value in the case of an ISO granted to a 10% stockholder) on the date of grant. The exercise price of an NSO is determined by our Board of Directors at the time of grant and is generally not less than 100% of the estimated fair value of the shares of common stock underlying the stock option on the date of grant.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2023				2024
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	1,689	$6.43	1.9	$14,707	1,046	$6.83	1.1	$24,451
Options granted	—	$—			—	$—
Options exercised	(643)	$5.76			(788)	$5.38
Options canceled/forfeited	—	$—			—	$—
Outstanding at end of period	1,046	$6.83	1.1	$24,451	258	$11.26	0.7	$10,138
Exercisable at end of period	1,046	$6.83	1.1	$24,451	258	$11.26	0.7	$10,138

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2022, 2023 and 2024 was $35.0 million, $12.1 million and $37.8 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $6.5 million, $3.7 million and $4.2 million for the fiscal years ended July 31, 2022, 2023 and 2024, respectively. The total grant date fair value of stock options vested was not material for the fiscal year ended July 31, 2022. There were no stock options that vested during the fiscal years ended July 31, 2023 or 2024. We did not grant any stock options during the fiscal years ended July 31, 2022, 2023 or 2024.

Employee Stock Purchase Plan

In December 2015, our Board of Directors adopted the 2016 Employee Stock Purchase Plan, which was subsequently amended in January 2016 and September 2016 and approved by our stockholders in March 2016 (the "Original 2016 ESPP"). The Original 2016 ESPP became effective in connection with our IPO. Our stockholders subsequently approved amendments to the Original 2016 ESPP in December 2019 and December 2022 (as amended, the "2016 ESPP"). Under the 2016 ESPP, the maximum number of shares of Class A common stock available for sale is 13.8 million shares.

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

During the fiscal year ended July 31, 2024, 1.9 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $47.3 million. As of July 31, 2024, 10.7 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2022	2023	2024
Expected term (in years)	0.81	0.74	0.78
Risk-free interest rate	1.0%	4.3%	5.1%
Volatility	43.3%	59.8%	47.2%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in our consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Cost of revenue:
Product	$7,379	$7,966	$6,822
Support, entitlements and other services	30,846	26,611	27,285
Sales and marketing	104,592	82,758	80,190
Research and development	143,759	139,073	156,784
General and administrative	56,670	55,337	62,752
Total stock-based compensation expense	$343,246	$311,745	$333,833

As of July 31, 2024, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $553.8 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 10. RESTRUCTURING CHARGES

In August 2022, we announced a plan to reduce our global headcount by approximately 270 employees, which represented approximately 4% of our total employees, following a review of our business structure and after taking other cost-cutting measures to reduce expenses. This headcount reduction was part of our efforts to drive toward profitable growth.

As of July 31, 2024, we recognized total restructuring charges of approximately $16.3 million, which consisted primarily of one-time severance and other termination benefit costs directly related to this reduction in force. Of the approximately $16.3 million recognized, $0.4 million is included within support, entitlements and other services cost of revenue, $13.4 million is included within sales and marketing expense, $2.3 million is included within research and development expense, and $0.2 million is included within general and administrative expense on our consolidated statements of operations.

During the fiscal year ended July 31, 2023, we recognized restructuring charges of approximately $5.3 million and made cash payments of approximately $15.8 million. During the fiscal year ended July 31, 2024, we did not incur any charges and made cash payments of approximately $0.4 million. As of July 31, 2024, we had no remaining restructuring liability.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. NET INCOME (LOSS) PER SHARE

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

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs, each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands, except per share data)
Numerator:
Net loss	$(798,946)	$(254,560)	$(124,775)
Denominator:
Weighted average shares, basic and diluted	220,529	233,247	244,743

Net loss per share attributable to common stockholders, basic and diluted	$(3.62)	$(1.09)	$(0.51)

The following shares of common stock were excluded from the computation of diluted net loss per share for the periods presented, as their effect would have been antidilutive:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Outstanding stock options and RSUs	23,825	25,820	22,433
Employee stock purchase plan	2,511	1,122	1,148
Common stock issuable upon the conversion of convertible notes	39,968	38,700	39,423
Total	66,304	65,642	63,004

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Common stock issuable upon the conversion of convertible notes represents the antidilutive impact of the 2023 Notes, 2026 Notes and 2027 Notes under the if-converted method.

NOTE 12. INCOME TAXES

Income Taxes

Loss before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Domestic	$(834,915)	$(294,093)	$(167,745)
Foreign	55,233	60,508	66,427
Loss before provision for income taxes	$(779,682)	$(233,585)	$(101,318)

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
Current:
U.S. federal	$13	$(568)	$—
State and local	77	623	2,052
Foreign	21,578	21,952	23,925
Total current taxes	21,668	22,007	25,977
Deferred:
U.S. federal	23	24	24
State and local	—	—	—
Foreign	(2,427)	(1,056)	(2,544)
Total deferred taxes	(2,404)	(1,032)	(2,520)
Provision for income taxes	$19,264	$20,975	$23,457

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
U.S. federal income tax at statutory rate	$(163,734)	$(49,053)	$(21,277)
Change in valuation allowance	117,588	71,157	115,826
Non-deductible item on fair value remeasurement of derivative liability	41,589	—	—
Stock-based compensation	14,462	8,767	(47,632)
Effect of foreign operations	10,544	(4,896)	(2,553)
Research and development tax credits	(9,455)	(17,500)	(30,076)
Non-deductible expenses	6,646	5,090	4,704
Change in unrecognized tax benefit	655	1,840	2,840
State income taxes	77	623	2,052
Tax impact of Frame divestiture	—	4,569	—
Other	892	378	(427)
Total	$19,264	$20,975	$23,457

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal years ended July 31, 2022, 2023 and 2024, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2023	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$606,483	$532,559
Tax credit carryforward	229,429	292,546
Capitalized research expenses	128,169	241,194
Deferred revenue	175,975	179,093
Leases	28,587	35,416
Accruals and reserves	23,631	25,065
Stock-based compensation	17,028	17,221
Intangibles and goodwill	8,499	8,447
Property and equipment	4,043	4,302
Interest expense carryforward	5,166	—
Other assets	24,347	22,631
Total deferred tax assets	1,251,357	1,358,474
Deferred tax liabilities:
Deferred commission expense	(84,421)	(84,409)
Leases	(30,153)	(36,100)
Prepaid expenses	(1,966)	(2,249)
Intangibles and goodwill	(1,258)	(1,394)
Property and equipment	(1,362)	(1,359)
Convertible notes	(31,207)	—
Other	(11,808)	(14,075)
Total deferred tax liabilities	(162,175)	(139,586)
Valuation allowance	(1,078,355)	(1,205,780)
Net deferred tax assets	$10,827	$13,108

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.

The valuation allowance for deferred tax assets was $1.2 billion as of July 31, 2024. The net increase in the total valuation allowance for the fiscal years ended July 31, 2023 and 2024 was $75.8 million and $127.4 million, respectively.

As of July 31, 2024, we had approximately $2.4 billion of federal net operating loss carryforwards and $1.6 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2024. In addition, we had approximately $177.1 million of federal research credit carryforwards, $131.3 million of state research credit carryforwards and $48.2 million of foreign tax credit carryforwards available to reduce future tax liability. The federal credits will begin to expire in fiscal 2030 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2029.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2024, we held an aggregate of $299.9 million in cash and cash equivalents in our foreign subsidiaries, of which $137.5 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. It is not practical to estimate the withholding tax liability if these earnings were to be repatriated.

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2023	2024
	(in thousands)
Balance at the beginning of the year	$90,673	$95,862
Increases related to current year tax positions	4,635	7,595
Increases related to prior year tax positions	1,616	425
Decreases related to prior year tax positions	(29)	(932)
Lapse of statute of limitations/Settlements/Other	(1,033)	(303)
Balance at the end of the year	$95,862	$102,647

During the fiscal year ended July 31, 2024, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.

As of July 31, 2024, if uncertain tax positions are fully recognized in the future, it would result in a $17.1 million impact to our effective tax rate, primarily relating to positions in foreign jurisdictions, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2024, we had recognized $9.5 million of accrued interest and penalties related to uncertain tax positions.

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

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2022	2023	2024
	(in thousands)
U.S.	$887,141	$1,039,294	$1,189,213
Europe, the Middle East and Africa	374,186	471,367	563,281
Asia Pacific	274,373	309,138	348,952
Other Americas	45,096	43,096	47,370
Total revenue	$1,580,796	$1,862,895	$2,148,816

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of July 31,
	2023	2024
	(in thousands)
United States	$78,404	$102,873
International	33,461	33,307
Total long-lived assets	$111,865	$136,180

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of July 31, 2024.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2024.

The effectiveness of our internal control over financial reporting as of July 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

Remediation of Prior Material Weakness

As initially disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 24, 2023, our management previously identified a material weakness in our internal control over financial reporting related to design deficiencies in the information and communication component of the COSO Framework that also impacted the design and operating effectiveness of elements of the risk assessment and other components. Management has since completed implementation of all of the remedial measures outlined in its remediation plan as well as testing of the applicable remediated controls.

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

Changes in Internal Control over Financial Reporting

Except for the changes related to the remediation of the previously identified material weakness noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2024, of the Company and our report dated September 19, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 19, 2024

Item 9B. Other Information

During the three months ended July 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders ("2024 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2024.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Complete copy of the Amended and Restated Certificate of Incorporation, as amended, consisting of (i) the Amended and Restated Certificate of Incorporation filed on December 9, 2022 and (ii) the Certificate of Amendment filed on December 8, 2023.	10-Q	001-37883	3.1	3/7/2024
3.2	Amended and Restated Bylaws.	8-K	001-37883	3.1	10/7/2022
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Amended and Restated Investors’ Rights Agreement, dated as of August 26, 2014, as amended, by and among the Registrant and certain of its stockholders.	S-1	333-208711	4.1	12/22/2015
4.2	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.3	Form of Warrant to Purchase Shares of Capital Stock by and between the Registrant and certain of its investors.	S-1	333-208711	4.3	12/22/2015
4.4	Description of Class A Common Stock.	10-K	001-37883	4.4	9/21/2023
4.5	Indenture, dated as of September 24, 2020, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/24/2020
4.6	Form of 2.5% Convertible Senior Notes due 2026 (included in Exhibit 4.5).	8-K	001-37883	4.2	9/24/2020
4.7	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.8	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.7).	8-K	001-37883	4.2	9/23/2021
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy.	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation.	10-Q	001-37883	10.1	6/2/2022
10.4+	Second Amendment to Second Amended and Restated Outside Director Compensation.	10-Q	001-37883	10.1	12/7/2022
10.5+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.6+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.7+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.8+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2022) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.2	12/2/2021
10.9+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units	10-K	001-37883	10.8	9/21/2022

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
	(Fiscal Year 2023) under the 2016 Equity Incentive Plan.
10.10+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2024) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.10	9/21/2023
10.11+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2025) under the 2016 Equity Incentive Plan.					X
10.12+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	5/24/2023
10.13+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.14+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.15+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.16+	Offer Letter, dated as of October 17, 2011, by and between the Registrant and David Sangster.	S-1	333-208711	10.11	12/22/2015
10.17+	Offer Letter, dated as of November 20, 2017, by and between the Registrant and Tyler Wall.	10-Q	001-37883	10.1	3/15/2018
10.18+	Form of Global Restricted Stock Unit Agreement for the Stock Price Performance-Based Restricted Stock Units.	8-K	001-37883	10.1	1/9/2024
10.19+††	Form of Global Restricted Stock Unit Agreement for the Operational Metrics Performance-Based Restricted Stock Units.	8-K	001-37883	10.2	1/9/2024
10.20+	Transition Agreement and Release, dated as of February 7, 2024, by and between the Registrant and Tyler Wall.	10-Q	001-37883	10.3	3/7/2024
10.21+	Offer Letter, dated as of April 29, 2024, by and between the Registrant and Brian Martin.					X
10.22+	Senior Advisor Agreement, dated as of September 3, 2024, by and between the Registrant and David Sangster.					X
10.23+	Change of Control and Severance Policy.	10-K	001-37883	10.16	9/21/2022
10.24+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.25†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.26††	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.1	6/10/2024

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.28†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.29†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022
10.30	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.31	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.32	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.33	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.34	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.35	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.36	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.37	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.34	9/21/2022
10.38	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.35	9/21/2022
10.39	Thirteenth Amendment to the Office Lease dated as of November 16, 2023, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/7/2023
10.40	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.41	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.42	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.43	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.44††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.45	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.46	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.42	9/21/2022
10.47	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.43	9/21/2022
10.48	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.49††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.50	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.51	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.52††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.53	Second Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.54	Third Amendment to the Office Lease, dated as of April 30, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.50	9/21/2022
10.55	Fourth Amendment to the Office Lease, dated as of June 15, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.51	9/21/2022
10.56	Fifth Amendment to the Office Lease, dated as of July 28, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.52	9/21/2022
10.57	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.58	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
19.1	Insider Trading Policy.					X
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
Registered Public Accounting Firm.
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
97.1	Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	Inline XBRL Taxonomy Extension Definition.					X
101.	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

NUTANIX, INC.

Date: September 19, 2024	By:	/s/ Rajiv Ramaswami
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

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	September 19, 2024
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 19, 2024
Rukmini Sivaraman

/s/ Craig Conway	Director	September 19, 2024
Craig Conway

/s/ Max de Groen	Director	September 19, 2024
Max de Groen

/s/ Virginia Gambale	Director	September 19, 2024
Virginia Gambale

/s/ Steven J. Gomo	Director	September 19, 2024
Steven J. Gomo

/s/ David Humphrey	Director	September 19, 2024
David Humphrey

/s/ Gayle Sheppard	Director	September 19, 2024
Gayle Sheppard

/s/ Brian M. Stevens	Director	September 19, 2024
Brian M. Stevens
/s/ Mark Templeton	Director	September 19, 2024
Mark Templeton