Form 10-Q
period 2024-10-31
Nutanix, Inc.
filed 2024-12-05
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

As of November 30, 2024, the registrant had 267,928,246 shares of Class A common stock, $0.000025 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express and implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which statements involve substantial risks and uncertainties. Other than statements of historical fact, all statements contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "plan," "intend," "could," "would," "expect," or words or expressions of similar substance or the negative thereof, that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. Forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding:

•
our investment in the profitable growth of our business over the long run, including the development of our solutions and investing in sales and marketing to capitalize on our market opportunities, while improving our operating cash flow performance by focusing on creating operational efficiencies throughout our organization, including go-to-market efficiencies, particularly by generating leverage through partnerships;
•
continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth;
•
our intent in the long term to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform;
•
our continued investment in our growth by strengthening our core offerings, investing in our solution ecosystem, and taking advantage of emerging opportunities around generative artificial intelligence and modern applications across hybrid and mutlicloud environments;
•
our plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners;
•
the recent evolution of our sales pipeline and its expected effect on our ability to land new customers and expand sales to existing customers, which may adversely affect our top-line results;
•
our expectations regarding our ability to recruit, train and retain sufficient numbers of ramped up sales personnel to support our growth, including how long it takes to ramp up sales personnel, and the expected contribution to revenue growth;
•
expected sales productivity;
•
expected increases in costs and expenses, including sales and marketing, research and development, and general and administrative expenses;
•
our intent to reduce our overall sales and marketing spend as a percentage of revenue, including by improving the efficiency of our demand generation spend, focusing on lower cost renewals, and optimizing headcount in geographies based on market opportunities;
•
sustaining profitable growth;
•
fluctuations in hardware revenue and cost of product revenue;
•
the sufficiency of our cash, cash equivalents and short-term investments and our expected net cash provided by operating activities to meet anticipated cash needs;
•
our expectations that neither our operating results nor cash flows would be materially affected by any sudden change in interest rates; and
•
anticipated trends, opportunities and challenges in our business and in the markets in which we operate.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2024	October 31, 2024
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$655,270	$716,604
Short-term investments	339,072	358,846
Accounts receivable, net of allowances of $772 and $855, respectively	229,796	198,582
Deferred commissions—current	159,849	150,975
Prepaid expenses and other current assets	97,307	98,452
Total current assets	1,481,294	1,523,459
Property and equipment, net	136,180	132,455
Operating lease right-of-use assets	109,133	118,593
Deferred commissions—non-current	198,962	188,364
Intangible assets, net	5,153	4,298
Goodwill	185,235	185,235
Other assets—non-current	27,961	28,947
Total assets	$2,143,918	$2,181,351
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,066	$44,698
Accrued compensation and benefits	195,602	164,670
Accrued expenses and other current liabilities	24,967	18,968
Deferred revenue—current	954,543	968,642
Operating lease liabilities—current	24,163	23,621
Total current liabilities	1,244,341	1,220,599
Deferred revenue—non-current	918,163	925,743
Operating lease liabilities—non-current	90,359	100,409
Convertible senior notes, net	570,073	570,458
Other liabilities—non-current	49,130	49,438
Total liabilities	2,872,066	2,866,647
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2024 and October 31, 2024; 265,181 and 267,845 Class A shares issued and outstanding as of July 31, 2024 and October 31, 2024, respectively	7	7
Additional paid-in capital	4,118,898	4,145,942
Accumulated other comprehensive income	146	559
Accumulated deficit	(4,847,199)	(4,831,804)
Total stockholders’ deficit	(728,148)	(685,296)
Total liabilities and stockholders’ deficit	$2,143,918	$2,181,351

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2023	2024
	(in thousands, except per share data)
Revenue:
Product	$246,922	$301,919
Support, entitlements and other services	264,132	289,037
Total revenue	511,054	590,956
Cost of revenue:
Product	10,234	8,370
Support, entitlements and other services	71,725	74,300
Total cost of revenue	81,959	82,670
Gross profit	429,095	508,286
Operating expenses:
Sales and marketing	235,323	253,401
Research and development	151,975	173,959
General and administrative	47,503	53,676
Total operating expenses	434,801	481,036
(Loss) income from operations	(5,706)	27,250
Other (expense) income, net	(5,275)	9,573
(Loss) income before provision for income taxes	(10,981)	36,823
Provision for income taxes	4,872	6,897
Net (loss) income	$(15,853)	$29,926
Net (loss) income per share attributable to Class A common stockholders, basic	$(0.07)	$0.11
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.07)	$0.10
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	241,490	266,556
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	241,490	288,829

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Net (loss) income	$(15,853)	$29,926
Other comprehensive income, net of tax:
Change in unrealized gain on available-for-sale securities, net of tax	796	413
Comprehensive (loss) income	$(15,057)	$30,339

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2023
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	$6	$4,020,672	$(4,375)	$(4,658,514)	$(642,211)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	$7	$4,145,942	$559	$(4,831,804)	$(685,296)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(15,853)	$29,926
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,187	18,180
Stock-based compensation	83,998	88,749
Amortization of debt discount and issuance costs	11,055	386
Operating lease cost, net of accretion	7,872	6,919
Non-cash interest expense	5,017	—
Other	(4,044)	(817)
Changes in operating assets and liabilities:
Accounts receivable, net	23,656	52,453
Deferred commissions	5,098	19,472
Prepaid expenses and other assets	60,696	(1,999)
Accounts payable	3,953	(4,454)
Accrued compensation and benefits	(7,421)	(35,906)
Accrued expenses and other liabilities	(89,029)	(4,727)
Operating leases, net	(7,791)	(6,871)
Deferred revenue	50,079	440
Net cash provided by operating activities	145,473	161,751
Cash flows from investing activities:
Maturities of investments	248,980	91,648
Purchases of investments	(278,178)	(110,011)
Purchases of property and equipment	(13,020)	(9,831)
Net cash used in investing activities	(42,218)	(28,194)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	13,783	28,113
Taxes paid related to net share settlement of equity awards	—	(79,274)
Repurchases of common stock	(17,513)	(20,100)
Payment of finance lease obligations	(637)	(964)
Net cash used in financing activities	(4,367)	(72,225)
Net increase in cash, cash equivalents and restricted cash	$98,888	$61,332
Cash, cash equivalents and restricted cash—beginning of period	515,771	655,662
Cash, cash equivalents and restricted cash—end of period	$614,659	$716,994
Restricted cash (1)	2,197	390
Cash and cash equivalents—end of period	$612,462	$716,604
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,134	$9,296
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$15,013	$4,517
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$—	$16,788

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

Principles of Consolidation and Significant Accounting Policies

The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the Securities and Exchange Commission ("SEC") on September 19, 2024. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2024 is derived from audited financial statements; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2023 and 2024, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,		July 31, 2024	October 31, 2024
Partners	2023	2024
Partner A	(1)	13%	16%	13%
Partner B	(1)	(1)	(1)	11%
Partner C	(1)	(1)	(1)	10%
Partner D	15%	15%	10%	(1)
Partner E	13%	12%	(1)	(1)
Partner F	29%	28%	12%	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 19, 2024, that have had a material impact on our condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for annual periods beginning after December 15, 2023, with early adoption permitted and requires application on a fully retrospective basis. This new ASU will be effective for us beginning with our Form 10-K for fiscal 2025. We are currently evaluating the impact this new standard will have on our disclosures.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This new ASU will be effective for us beginning in fiscal 2026. We are currently evaluating the impact this new standard will have on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of operations. This new ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This new ASU will be effective for us beginning in fiscal 2028. We are currently evaluating the impact this new standard will have on our disclosures.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Subscription	$479,478	$560,696
Professional services	22,835	27,285
Other non-subscription product	8,741	2,975
Total revenue	$511,054	$590,956

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $253.5 million of our subscription revenue for the three months ended October 31, 2023 and $274.4 million of our subscription revenue for the three months ended October 31, 2024.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $226.0 million of our subscription revenue for the three months ended October 31, 2023 and $286.3 million of our subscription revenue for the three months ended October 31, 2024.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $8.1 million of non-portable software revenue for the three months ended October 31, 2023, $1.9 million of non-portable software revenue for the three months ended October 31, 2024, $0.6 million of hardware revenue for the three months ended October 31, 2023, and $1.1 million of hardware revenue for the three months ended October 31, 2024.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $41.1 million and $53.4 million as of July 31, 2024 and October 31, 2024, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2024 and October 31, 2024 is presented in the accompanying condensed consolidated balance sheets.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2024	$1,872,706	$358,811
Additions (1)	612,635	39,274
Revenue/commissions recognized	(590,956)	(58,746)
Balance as of October 31, 2024	$1,894,385	$339,339

(1)
Includes both billed and unbilled amounts.

During the three months ended October 31, 2023, we recognized revenue of approximately $244.2 million pertaining to amounts deferred as of July 31, 2023. During the three months ended October 31, 2024, we recognized revenue of approximately $272.2 million pertaining to amounts deferred as of July 31, 2024.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2.1 billion as of October 31, 2024, of which we expect to recognize approximately 52% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of October 31, 2024
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$326,975	$—	$—	$326,975
U.S. Government securities	—	65,612	—	65,612
Commercial paper	—	59,259	—	59,259
Short-term investments:
Corporate bonds	—	245,289	—	245,289
Commercial paper	—	34,461	—	34,461
U.S. Government securities	—	79,096	—	79,096
Total measured at fair value	$326,975	$483,717	$—	$810,692
Cash				264,758
Total cash, cash equivalents and short-term investments				$1,075,450
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,260	$5,260

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 0.25% convertible senior notes due 2027 (the "2027 Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2024		As of October 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$570,073	$631,178	$570,458	$709,711

The carrying value of the 2027 Notes as of July 31, 2024 and October 31, 2024 was net of unamortized debt issuance costs of $4.9 million and $4.5 million, respectively.

The total estimated fair value of the 2027 Notes was determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. We consider the fair value of the 2027 Notes to be a Level II valuation due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2024 and October 31, 2024, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2024 and October 31, 2024, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2024
(in thousands)
Due within one year	$221,071
Due in one to three years	137,775
Total	$358,846

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Prepaid operating expenses	$62,815	$61,722
VAT receivables	8,017	7,610
Other current assets	26,475	29,120
Total prepaid expenses and other current assets	$97,307	$98,452

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2024	October 31, 2024
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$421,559	$431,663
Demonstration units	12	59,570	59,388
Leasehold improvements	(1)	64,607	61,430
Software	(2)	29,014	29,014
Furniture and fixtures	60	16,169	14,133
Total property and equipment, gross		590,919	595,628
Less: accumulated depreciation		(454,739)	(463,173)
Total property and equipment, net		$136,180	$132,455

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was $16.1 million for the three months ended October 31, 2023 and $16.4 million for the three months ended October 31, 2024.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2024.

Intangible assets, net consists of the following:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(76,804)	(77,571)
Accumulated amortization of customer relationships	(9,111)	(9,199)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(90,115)	(90,970)
Total intangible assets, net	$5,153	$4,298

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2025 (remaining nine months)	$1,685
2026	777
2027	777
2028	353
2029	353
Thereafter	353
Total	$4,298

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Payroll taxes payable	$31,797	$34,000
Accrued wages and taxes	16,255	28,469
Accrued vacation	26,772	28,360
Accrued commissions and taxes	40,714	22,444
Accrued benefits	16,580	16,318
Contributions to ESPP withheld	24,676	11,090
Accrued bonus	17,863	9,294
Retirement 401(k) payable	701	244
Other	20,244	14,451
Total accrued compensation and benefits	$195,602	$164,670

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Accrued professional services	$2,004	$2,219
Income taxes payable	1,927	2
Other	21,036	16,747
Total accrued expenses and other current liabilities	$24,967	$18,968

NOTE 5. CONVERTIBLE SENIOR NOTES

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Interest expense related to amortization of debt discount	$9,577	$—
Interest expense related to amortization of debt issuance costs	1,094	—
Non-cash interest expense	5,017	—
Total interest expense	$15,688	$—

Non-cash interest expense was related to the 2.5% PIK interest that we accrued from the issuance of the 2026 Notes through the conversion date and was recognized within other expense, net in the condensed consolidated statement of operations and other liabilities–non-current in the condensed consolidated balance sheet. The accrued PIK interest was converted to the principal balance of the 2026 Notes at each payment date.

2027 Notes

In September 2021, we issued $575 million in aggregate principal amount of 0.25% convertible senior notes due 2027 consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes") (the "Exchange Transactions") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash (the "Subscription Transactions"). We did not receive any cash proceeds from the Exchange Transactions. The net cash proceeds from the Subscription Transactions were approximately $88.4 million after deducting the offering expenses for both the Exchange Transactions and the Subscription Transactions. We used (i) approximately $14.7 million of the net cash proceeds from the Subscription Transactions to repurchase approximately $12.8 million principal amount of the 2023 Notes and (ii) approximately $58.5 million of the net cash proceeds from the Subscription Transactions to repurchase approximately 1.4 million shares of our Class A common stock.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Unamortized debt issuance costs (1)	(4,927)	(4,542)
Net carrying amount	$570,073	$570,458

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

As of October 31, 2024, the remaining life of the 2027 Notes was approximately 2.9 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Contractual interest expense	$275	$359
Interest expense related to amortization of debt issuance costs	384	386
Total interest expense	$659	$745

NOTE 6. LEASES

We have operating leases for offices, research and development facilities, and data centers and finance leases for certain data center equipment. Our leases have remaining lease terms of one year to approximately six years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.

Total operating lease cost was $9.6 million for the three months ended October 31, 2023 and $9.0 million for the three months ended October 31, 2024, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $1.1 million for the three months ended October 31, 2023 and $1.2 million for the three months ended October 31, 2024.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$180,843	$197,240
Accumulated amortization	(71,710)	(78,647)
Operating lease right-of-use assets, net	$109,133	$118,593
Operating lease liabilities—current	$24,163	$23,621
Operating lease liabilities—non-current	90,359	100,409
Total operating lease liabilities	$114,522	$124,030
Weighted average remaining lease term (in years):	4.8	4.8
Weighted average discount rate:	6.4%	6.3%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$19,345	$19,345
Accumulated amortization (1)	(9,412)	(10,382)
Finance lease right-of-use assets, net (1)	$9,933	$8,963
Finance lease liabilities—current (2)	$3,954	$4,012
Finance lease liabilities—non-current (3)	6,666	5,645
Total finance lease liabilities	$10,620	$9,657
Weighted average remaining lease term (in years):	2.9	2.7
Weighted average discount rate:	7.0%	7.0%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,117	$10,024
Operating cash flows from finance leases	$—	$181
Financing cash flows from finance leases	$2,476	$964
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$10,620	$16,397

The undiscounted cash flows for our lease liabilities as of October 31, 2024 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2025 (remaining nine months)	$21,674	$3,432	$25,106
2026	29,276	3,874	33,150
2027	28,032	2,164	30,196
2028	27,329	1,153	28,482
2029	21,470	41	21,511
Thereafter	17,933	—	17,933
Total lease payments	145,714	10,664	156,378
Less: imputed interest	(21,684)	(1,007)	(22,691)
Total lease obligation	124,030	9,657	133,687
Less: current lease obligations	(23,621)	(4,012)	(27,633)
Long-term lease obligations	$100,409	$5,645	$106,054

As of October 31, 2024, we had additional operating lease commitments of approximately $18.7 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2025 and fiscal 2026, with lease terms of approximately five years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2024, we had approximately $135.8 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $80.1 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of October 31, 2024, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding. As of October 31, 2024, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of October 31, 2024, we had 267.8 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The authorization has no expiration date, does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three months ended October 31, 2024, we repurchased 0.3 million shares of Class A common stock in open market transactions at a weighted average price of $58.81 per share for an aggregate purchase price of $20.0 million. As of October 31, 2024, $198.9 million remained available for future share repurchases under the authorization.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2023 and 2024, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by 12.0 million and 13.3 million shares, respectively, pursuant to these provisions. As of October 31, 2024, we had reserved a total of 53.5 million shares for the issuance of equity awards under the Stock Plans, of which 29.7 million shares were still available for grant.

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

In August 2023, the Compensation Committee of our Board of Directors approved the grant of approximately 0.8 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $47.09 and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.9 years, subject to continuous service on each vesting date.

In September 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value of approximately $92.22 and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 3.0 years, subject to continuous service on each vesting date.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94
Granted	4,692	$59.88	677	$85.77
Released	(2,464)	$26.40	(1,082)	$42.83
Forfeited	(399)	$29.26	(67)	$51.95
Outstanding at October 31, 2024	21,690	$34.67	1,842	$60.92

Stock Options

We did not grant any stock options during the three months ended October 31, 2024. A total of 0.1 million stock options were exercised during the three months ended October 31, 2024, with a weighted average exercise price per share of $9.88. As of October 31, 2024, 0.2 million stock options, with a weighted average exercise price of $11.84 per share, a weighted average remaining contractual life of 0.5 years and an aggregate intrinsic value of $9.2 million, remained outstanding.

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

During the three months ended October 31, 2024, 0.8 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of $49.3 million. As of October 31, 2024, 9.9 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2023	2024
Expected term (in years)	0.79	0.71
Risk-free interest rate	5.1%	4.9%
Volatility	48.5%	46.4%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Cost of revenue:
Product	$1,928	$1,212
Support, entitlements and other services	7,116	6,820
Sales and marketing	21,471	20,648
Research and development	38,404	43,562
General and administrative	15,079	16,507
Total stock-based compensation expense	$83,998	$88,749

As of October 31, 2024, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $792.5 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.9 million for the three months ended October 31, 2023 and $6.9 million for the three months ended October 31, 2024 primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

NOTE 11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs and PSUs, and each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended October 31,
	2023	2024
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(15,853)	$29,926
Add: Interest expense related to convertible senior notes, net of tax	—	284
Diluted net (loss) income	$(15,853)	$30,210
Denominator:
Weighted average shares, basic	241,490	266,556
Add: Dilutive effect of common stock equivalents	—	22,273
Weighted average shares, diluted	241,490	288,829

Net (loss) income per share attributable to Class A common stockholders, basic	$(0.07)	$0.11
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.07)	$0.10

The following shares of common stock were excluded from the computation of diluted net (loss) income per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Outstanding stock options, RSUs and PSUs	31,190	2,668
Employee stock purchase plan	2,133	252
Common stock issuable upon the conversion of convertible notes	39,059	—
Total	72,382	2,920

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock. Common stock issuable upon the conversion of convertible notes represents the antidilutive impact of the 2026 Notes and 2027 Notes under the if-converted method.

NOTE 12. SEGMENT INFORMATION

Our chief operating decision maker is a group which is comprised of our Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have a single reportable segment.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
U.S.	$290,274	$332,728
Europe, the Middle East and Africa	124,584	151,191
Asia Pacific	83,112	95,819
Other Americas	13,084	11,218
Total revenue	$511,054	$590,956

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2024	October 31, 2024
	(in thousands)
United States	$102,873	$101,474
International	33,307	30,981
Total long-lived assets	$136,180	$132,455

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 filed on September 19, 2024. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

We had a broad and diverse base of over 27,000 end customers as of October 31, 2024, including approximately 1,060 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2023	2024
	(in thousands, except percentages and end customer count)
Total revenue	$511,054	$590,956
Year-over-year percentage increase	17.9%	15.6%
Total billings	$561,133	$591,396
Annual recurring revenue ("ARR")	$1,663,918	$1,966,105
Gross profit	$429,095	$508,286
Non-GAAP gross profit	$439,250	$517,085
Gross margin	84.0%	86.0%
Non-GAAP gross margin	85.9%	87.5%
Operating expenses	$434,801	$481,036
Non-GAAP operating expenses	$359,764	$398,864
Operating (loss) income	$(5,706)	$27,250
Non-GAAP operating income	$79,486	$118,221
Operating margin	(1.1)%	4.6%
Non-GAAP operating margin	15.6%	20.0%
Net cash provided by operating activities	$145,473	$161,751
Free cash flow	$132,453	$151,920
Total end customers (1)	24,930	27,160

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$479,478	$560,696
Professional services revenue	22,835	27,285
Other non-subscription product revenue	8,741	2,975
Total revenue	$511,054	$590,956
Disaggregation of billings:
Subscription billings	$528,914	$564,292
Professional services billings	23,478	24,129
Other non-subscription product billings	8,741	2,975
Total billings	$561,133	$591,396

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $253.5 million of our subscription revenue for the three months ended October 31, 2023 and $274.4 million of our subscription revenue for the three months ended October 31, 2024.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $226.0 million of our subscription revenue for the three months ended October 31, 2023 and $286.3 million of our subscription revenue for the three months ended October 31, 2024.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $8.1 million of non-portable software revenue for the three months ended October 31, 2023, $1.9 million of non-portable software revenue for the three months ended October 31, 2024, $0.6 million of hardware revenue for the three months ended October 31, 2023, and $1.1 million of hardware revenue for the three months ended October 31, 2024.

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

Non-GAAP Financial Measures and Key Performance Measures

We regularly monitor total billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

Total billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, and free cash flow are not substitutes for total revenue, gross profit, gross margin, operating expenses, operating income (loss), operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ARR, so we have not reconciled ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

We calculate our non-GAAP financial and key performance measures as follows:

Total billings — We calculate total billings by taking the change in deferred revenue less the change in unbilled accounts receivable between the start and end of the period and adding that to total revenue recognized in the same period.

ARR — We calculate ARR as the sum of annual contract value ("ACV") for all subscription contracts in effect as of the end of the period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract. ARR excludes all life-of-device contracts. We define ACV as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of such contract.

Non-GAAP gross profit and Non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP gross profit and non-GAAP gross margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP operating income (loss) and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income (loss) divided by total revenue. We define non-GAAP operating income (loss) as operating income (loss) adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating income (loss) and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2023	2024
	(in thousands, except percentages)
Total revenue	$511,054	$590,956
Change in deferred revenue	50,079	440
Total billings (non-GAAP)	$561,133	$591,396

Gross profit	$429,095	$508,286
Stock-based compensation	9,044	8,032
Amortization of intangible assets	1,111	767
Non-GAAP gross profit	$439,250	$517,085

Gross margin	84.0%	86.0%
Stock-based compensation	1.7%	1.4%
Amortization of intangible assets	0.2%	0.1%
Non-GAAP gross margin	85.9%	87.5%

Operating expenses	$434,801	$481,036
Stock-based compensation	(74,954)	(80,717)
Amortization of intangible assets	(37)	(88)
Litigation settlement accrual and legal fees	(46)	(1,367)
Non-GAAP operating expenses	$359,764	$398,864

(Loss) income from operations	$(5,706)	$27,250
Stock-based compensation	83,998	88,749
Amortization of intangible assets	1,148	855
Litigation settlement accrual and legal fees	46	1,367
Non-GAAP income from operations	$79,486	$118,221

Operating margin	(1.1)%	4.6%
Stock-based compensation	16.5%	15.1%
Amortization of intangible assets	0.2%	0.1%
Litigation settlement accrual and legal fees	—	0.2%
Non-GAAP operating margin	15.6%	20.0%

Net cash provided by operating activities	$145,473	$161,751
Purchases of property and equipment	(13,020)	(9,831)
Free cash flow (non-GAAP)	$132,453	$151,920

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 and the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, we expect that our overall sales and marketing expense will increase in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of October 31, 2024, we considered approximately 74% of our global sales team members to be fully ramped, while the remaining approximately 26% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of October 31, 2024, approximately 76% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 8.9x greater, on average, than their initial order. This number increases to approximately 35.4x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of October 31, 2024. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

More recently, our sales pipeline has evolved to include a higher mix of larger deal opportunities, which often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure. We have also seen a modest elongation of average sales cycles compared to historical levels, which we believe is influenced by the macroeconomic environment and continued increased scrutiny on spend. These trends are expected to drive greater variability in our ability to land new customers and expand sales to existing customers, and our top-line results may be adversely affected.

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

Cost of Revenue

Cost of product revenue — Cost of product revenue consists of costs paid to OEM partners, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses and stock-based compensation, cloud-based costs associated with our SaaS offerings, and allocated costs. Allocated costs consist of certain facilities, depreciation and amortization, recruiting and information technology costs that are allocated based on headcount.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes") and our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes"), non-cash interest expense on the 2026 Notes, interest expense related to the conversion of the 2026 Notes in full, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and federal and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets and a partial valuation allowance related to certain foreign net operating losses due to the uncertainty of the ultimate realization of the future benefits of those assets. Beginning in fiscal 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 required us to capitalize and amortize R&D expenditures rather than deducting the costs as incurred. The capitalization of R&D resulted in U.S. taxable income for the fiscal 2025, which was partially offset by net operating loss carryforwards.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Revenue:
Product	$246,922	$301,919
Support, entitlements and other services	264,132	289,037
Total revenue	511,054	590,956
Cost of revenue:
Product (1)(2)	10,234	8,370
Support, entitlements and other services (1)	71,725	74,300
Total cost of revenue	81,959	82,670
Gross profit	429,095	508,286
Operating expenses:
Sales and marketing (1)(2)	235,323	253,401
Research and development (1)	151,975	173,959
General and administrative (1)	47,503	53,676
Total operating expenses	434,801	481,036
(Loss) income from operations	(5,706)	27,250
Other (expense) income, net	(5,275)	9,573
(Loss) income before provision for income taxes	(10,981)	36,823
Provision for income taxes	4,872	6,897
Net (loss) income	$(15,853)	$29,926

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,928	$1,212
Support, entitlements and other services cost of revenue	7,116	6,820
Sales and marketing	21,471	20,648
Research and development	38,404	43,562
General and administrative	15,079	16,507
Total stock-based compensation expense	$83,998	$88,749

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$1,111	$767
Sales and marketing	37	88
Total amortization of intangible assets	$1,148	$855

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended October 31,
	2023	2024
	(as a percentage of total revenue)
Revenue:
Product	48.3%	51.1%
Support, entitlements and other services	51.7%	48.9%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	2.0%	1.4%
Support, entitlements and other services	14.0%	12.6%
Total cost of revenue	16.0%	14.0%
Gross profit	84.0%	86.0%
Operating expenses:
Sales and marketing	46.0%	42.9%
Research and development	29.7%	29.4%
General and administrative	9.3%	9.1%
Total operating expenses	85.0%	81.4%
(Loss) income from operations	(1.0)%	4.6%
Other (expense) income, net	(1.0)%	1.6%
(Loss) income before provision for income taxes	(2.0)%	6.2%
Provision for income taxes	1.0%	1.2%
Net (loss) income	(3.0)%	5.0%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three Months Ended October 31, 2023 and 2024

Revenue

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Product	$246,922	$301,919	$54,997	22%
Support, entitlements and other services	264,132	289,037	24,905	9%
Total revenue	$511,054	$590,956	$79,902	16%

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
U.S.	$290,274	$332,728	$42,454	15%
Europe, the Middle East and Africa	124,584	151,191	26,607	21%
Asia Pacific	83,112	95,819	12,707	15%
Other Americas	13,084	11,218	(1,866)	(14)%
Total revenue	$511,054	$590,956	$79,902	16%

The increase in product revenue for the three months ended October 31, 2024, as compared to the prior year period, was due primarily to increases in software revenue resulting from an increased adoption of our products, as well as growth in software renewals. Specifically, we saw growth in term-based license revenue, which increased by 27% from the prior year period. For the three months ended October 31, 2023, the total average contract duration was approximately 2.9 years. For the three months ended October 31, 2024, the total average contract duration was approximately 3.1 years. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three months ended October 31, 2024, as compared to the prior year period, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Cost of product revenue	$10,234	$8,370	$(1,864)	(18)%
Product gross margin	95.9%	97.2%
Cost of support, entitlements and other services revenue	$71,725	$74,300	$2,575	4%
Support, entitlements and other services gross margin	72.8%	74.3%
Total gross margin	84.0%	86.0%

Cost of product revenue

Cost of product revenue decreased for the three months ended October 31, 2024, as compared to the prior year period, due primarily to decreases in overhead resulting from lower software license and support costs, as well as lower stock-based compensation expense. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by 1.3 percentage points for the three months ended October 31, 2024, as compared to the prior year period, due primarily to product revenue increasing while cost of product revenue decreased.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three months ended October 31, 2024, as compared to the prior year period, due primarily to higher outside services and personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by 1.5 percentage points for the three months ended October 31, 2024, respectively, as compared to the prior year period, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Sales and marketing	$235,323	$253,401	$18,078	8%
Percent of total revenue	46.0%	42.9%

Sales and marketing expense increased for the three months ended October 31, 2024, as compared to the prior year period, due primarily to higher personnel-related costs, including commissions expense, resulting from the 8% growth in our sales and marketing headcount from October 31, 2023 to October 31, 2024.

Research and development

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Research and development	$151,975	$173,959	$21,984	14%
Percent of total revenue	29.7%	29.4%

Research and development expense increased for the three months ended October 31, 2024, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 13% growth in our R&D headcount from October 31, 2023 to October 31, 2024, partially offset by decreases in technical costs related to certain partner programs.

General and administrative

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
General and administrative	$47,503	$53,676	$6,173	13%
Percent of total revenue	9.3%	9.1%

General and administrative expense increased for the three months ended October 31, 2024, as compared to the prior year period, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 13% growth in our G&A headcount from October 31, 2023 to October 31, 2024, as well as an increase in technical costs related to software licenses.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other (Expense) Income, Net

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Interest income, net	$15,386	$11,094	$4,292	28%
Amortization of debt discount and issuance costs and interest expense	(16,347)	(745)	(15,602)	(95)%
Other	(4,314)	(776)	(3,538)	(82)%
Other (expense) income, net	$(5,275)	$9,573	$(14,848)	(281)%

Other (expense) income, net decreased for the three months ended October 31, 2024, as compared to the prior year periods, due primarily to a decrease in interest expense related to our convertible notes, as the 2026 Notes were converted during the fiscal quarter ended July 31, 2024, as well as a decrease in foreign exchange losses, partially offset by decreases in interest income on our investments.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2023	2024	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,872	$6,897	$2,025	42%

The increase in the income tax provision for the three months ended October 31, 2024, as compared to the prior year period, was due primarily to an increase in our U.S. taxable income and higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, partially offset by excess tax benefits on stock options and restricted stock units.

Liquidity and Capital Resources

Our principal sources of liquidity were cash, cash equivalents, and marketable securities and net accounts receivable. As of October 31, 2024, we had $716.6 million of cash and cash equivalents, $0.4 million of restricted cash and $358.8 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of October 31, 2024, we had accounts receivable of $198.6 million, net of allowances of $0.9 million.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2023	2024
	(in thousands)
Net cash provided by operating activities	$145,473	$161,751
Net cash used in investing activities	(42,218)	(28,194)
Net cash used in financing activities	(4,367)	(72,225)
Net increase in cash, cash equivalents and restricted cash	$98,888	$61,332

Cash Flows from Operating Activities

Net cash provided by operating activities was $161.8 million for the three months ended October 31, 2024, compared to $145.5 million for the three months ended October 31, 2023. The increase in cash provided by operating activities for the three months ended October 31, 2024 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of $42.2 million for the three months ended October 31, 2023 included $278.2 million of short-term investment purchases and $13.0 million of purchases of property and equipment, partially offset by $249.0 million of maturities of short-term investments.

Net cash used in investing activities of $28.2 million for the three months ended October 31, 2024 included $110.0 million of short-term investment purchases and $9.8 million of purchases of property and equipment, partially offset by $91.6 million of maturities of short-term investments.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in financing activities of $72.2 million for the three months ended October 31, 2024 included $79.3 million of taxes paid related to the net share settlement of equity awards, $20.1 million of repurchases of our Class A common stock, and $1.0 million of payments for finance lease obligations, partially offset by $28.1 million of proceeds from the sale of shares through employee equity incentive plans.

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of October 31, 2024:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal amount payable on convertible senior notes (1)	$575,116	$116	$575,000	$—	$—
Operating leases (undiscounted basis) (2)	164,451	32,379	60,691	57,124	14,257
Other commitments (3)	135,807	129,042	6,013	752	—
Guarantees with contract manufacturers	80,062	80,062	—	—	—
Total	$955,436	$241,599	$641,704	$57,876	$14,257

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

As of October 31, 2024, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $15.9 million and $17.5 million for the three months ended October 31, 2023 and 2024, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, which is incorporated herein by reference, and all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended October 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
August 1 - 31, 2024	—	$—	—	$218,913
September 1 - 30, 2024	188	$60.09	188	$207,636
October 1 - 31, 2024	152	$57.24	152	$198,913
Total	340		340

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On September 9, 2024, Rajiv Ramaswami, our President and Chief Executive Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Ramaswami’s plan provides for the sale, from time to time during the period beginning on December 16, 2024 through August 14, 2025, of up to 220,810 shares and up to 10% of the net shares that Mr. Ramaswami may receive from the vesting of outstanding awards of restricted stock units and performance-based restricted stock units from time to time beginning with the December 15, 2024 vesting date and ending on the June 15, 2025 vesting date.

On October 9, 2024, Rukmini Sivaraman, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sivaraman's plan provides for the sale, from time to time during the period beginning on January 13, 2025 through September 16, 2025, of up to 20% of the net shares that Ms. Sivaraman may receive from the vesting of outstanding awards of restricted stock units and performance-based restricted stock units from time to time beginning with the December 15, 2024 vesting date and ending on the September 15, 2025 vesting date.

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

NUTANIX, INC.

Date: December 5, 2024	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)