Form 10-Q
period 2025-01-31
Nutanix, Inc.
filed 2025-03-06
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of February 28, 2025, the registrant had 266,662,470 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
our intent in the long term to grow our global research and development and engineering teams to enhance our solutions, including our subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform;
•
our continued investment in our growth by strengthening our core offerings, investing in our solution ecosystem, and taking advantage of emerging opportunities around generative artificial intelligence and modern applications across hybrid and multicloud environments;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2024	January 31, 2025
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$655,270	$1,072,161
Short-term investments	339,072	670,686
Accounts receivable, net of allowances of $772 and $1,558, respectively	229,796	327,294
Deferred commissions—current	159,849	153,330
Prepaid expenses and other current assets	97,307	111,923
Total current assets	1,481,294	2,335,394
Property and equipment, net	136,180	138,753
Operating lease right-of-use assets	109,133	112,051
Deferred commissions—non-current	198,962	184,904
Intangible assets, net	5,153	3,443
Goodwill	185,235	185,235
Other assets—non-current	27,961	29,210
Total assets	$2,143,918	$2,988,990
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,066	$45,903
Accrued compensation and benefits	195,602	203,040
Accrued expenses and other current liabilities	24,967	22,428
Deferred revenue—current	954,543	1,024,364
Operating lease liabilities—current	24,163	21,819
Total current liabilities	1,244,341	1,317,554
Deferred revenue—non-current	918,163	995,173
Operating lease liabilities—non-current	90,359	93,828
Convertible senior notes, net	570,073	1,341,388
Other liabilities—non-current	49,130	48,721
Total liabilities	2,872,066	3,796,664
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2024 and January 31, 2025; 265,181 and 266,637 Class A shares issued and outstanding as of July 31, 2024 and January 31, 2025, respectively	7	7
Additional paid-in capital	4,118,898	4,120,529
Accumulated other comprehensive income	146	404
Accumulated deficit	(4,847,199)	(4,928,614)
Total stockholders’ deficit	(728,148)	(807,674)
Total liabilities and stockholders’ deficit	$2,143,918	$2,988,990

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands, except per share data)
Revenue:
Product	$299,660	$354,187	$546,582	$656,106
Support, entitlements and other services	265,573	300,534	529,705	589,571
Total revenue	565,233	654,721	1,076,287	1,245,677
Cost of revenue:
Product	9,402	8,823	19,636	17,193
Support, entitlements and other services	72,154	76,465	143,879	150,765
Total cost of revenue	81,556	85,288	163,515	167,958
Gross profit	483,677	569,433	912,772	1,077,719
Operating expenses:
Sales and marketing	236,702	261,382	472,025	514,783
Research and development	160,401	182,785	312,376	356,744
General and administrative	49,529	59,828	97,032	113,504
Total operating expenses	446,632	503,995	881,433	985,031
Income from operations	37,045	65,438	31,339	92,688
Other income (expense), net	2,096	(355)	(3,179)	9,218
Income before provision for income taxes	39,141	65,083	28,160	101,906
Provision for income taxes	6,346	8,656	11,218	15,553
Net income	$32,795	$56,427	$16,942	$86,353
Net income per share attributable to Class A common stockholders, basic	$0.13	$0.21	$0.07	$0.32
Net income per share attributable to Class A common stockholders, diluted	$0.12	$0.19	$0.09	$0.30
Weighted average shares used in computing net income per share attributable to Class A common stockholders, basic	243,853	267,138	242,667	266,842
Weighted average shares used in computing net income per share attributable to Class A common stockholders, diluted	298,540	293,351	294,851	291,086

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Net income	$32,795	$56,427	$16,942	$86,353
Other comprehensive income (loss), net of tax:
Change in unrealized gain on available-for-sale securities, net of tax	5,254	(155)	6,050	258
Comprehensive income	$38,049	$56,272	$22,992	$86,611

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	6	4,020,672	(4,375)	(4,658,514)	(642,211)
Issuance of common stock through employee equity incentive plans	3,689	—	1,370	—	—	1,370
Shares withheld related to net share settlement of equity awards	(1,148)	—	(53,180)	—	—	(53,180)
Repurchase and retirement of common stock	(934)	—	(15,052)	—	(26,627)	(41,679)
Stock-based compensation	—	—	85,969	—	—	85,969
Other comprehensive income	—	—	—	5,254	—	5,254
Net income	—	—	—	—	32,795	32,795
Balance - January 31, 2024	244,659	$6	$4,039,779	$879	$(4,652,346)	$(611,682)

	Six Months Ended January 31, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	7	4,145,942	559	(4,831,804)	(685,296)
Issuance of common stock through employee equity incentive plans	2,841	—	1,187	—	—	1,187
Shares withheld related to net share settlement of equity awards	(962)	—	(63,592)	—	—	(63,592)
Repurchase and retirement of common stock	(3,087)	—	(46,763)	—	(153,237)	(200,000)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	93,428	—	—	93,428
Other comprehensive loss	—	—	—	(155)	—	(155)
Net income	—	—	—	—	56,427	56,427
Balance - January 31, 2025	266,637	$7	$4,120,529	$404	$(4,928,614)	$(807,674)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2024	2025
	(in thousands)
Cash flows from operating activities:
Net income	$16,942	$86,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,389	36,427
Stock-based compensation	169,967	182,177
Amortization of debt discount and issuance costs	22,300	1,185
Operating lease cost, net of accretion	16,046	13,962
Non-cash interest expense	10,064	—
Inducement expense from partial repurchase of the 2027 Notes	—	11,347
Other	(8,859)	(2,130)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,662)	(72,745)
Deferred commissions	4,830	20,577
Prepaid expenses and other assets	40,575	(5,833)
Accounts payable	8,695	(334)
Accrued compensation and benefits	34,158	7,792
Accrued expenses and other liabilities	(86,009)	(1,680)
Operating leases, net	(14,884)	(15,754)
Deferred revenue	101,329	122,077
Net cash provided by operating activities	331,881	383,421
Cash flows from investing activities:
Maturities of investments	429,219	162,139
Purchases of investments	(455,254)	(493,156)
Payments for acquisitions, net of cash acquired	(4,500)	—
Purchases of property and equipment	(36,784)	(44,438)
Net cash used in investing activities	(67,319)	(375,455)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	15,153	29,300
Taxes paid related to net share settlement of equity awards	(53,180)	(148,194)
Proceeds from the issuance of convertible notes, net of issuance costs	—	848,010
Payment of third-party debt issuance costs	—	(2,771)
Partial repurchase of the 2027 Notes	—	(95,453)
Repurchases of common stock	(59,192)	(220,100)
Payment of finance lease obligations	(1,758)	(1,945)
Net cash (used in) provided by financing activities	(98,977)	408,847
Net increase in cash, cash equivalents and restricted cash	$165,585	$416,813
Cash, cash equivalents and restricted cash—beginning of period	515,771	655,662
Cash, cash equivalents and restricted cash—end of period	$681,356	$1,072,475
Restricted cash (1)	2,110	314
Cash and cash equivalents—end of period	$679,246	$1,072,161
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,168	$19,283
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$1,648	$1,601
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$—	$11,460

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2024 and 2025, no end customer accounted for more than 10% of total revenue or accounts receivable except for one end customer that accounted for 11% of the accounts receivable balance as of January 31, 2025.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,		July 31, 2024	January 31, 2025
Partners	2024	2025	2024	2025
Partner A	32%	25%	31%	26%	12%	16%
Partner B	16%	15%	15%	15%	10%	12%
Partner C	(1)	14%	(1)	14%	16%	(1)
Partner D	11%	10%	12%	11%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, filed with the SEC on September 19, 2024, that have had a material impact on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued accounting standards update ("ASU") 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We early adopted the new standard during the fiscal quarter ended January 31, 2025 and applied it on a prospective basis.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments in this update are effective for annual periods beginning after December 15, 2023, with early adoption permitted and requires application on a fully retrospective basis. This new ASU will be effective for us beginning with our Form 10-K for fiscal 2025. We are currently evaluating the impact this new standard will have on our disclosures.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Subscription	$531,983	$624,418	$1,011,461	$1,185,114
Professional services	25,008	28,030	47,843	55,315
Other non-subscription product	8,242	2,273	16,983	5,248
Total revenue	$565,233	$654,721	$1,076,287	$1,245,677

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $252.6 million and $506.0 million of our subscription revenue for the three and six months ended January 31, 2024, respectively, and $286.1 million and $560.5 million of our subscription revenue for the three and six months ended January 31, 2025, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $279.4 million and $505.5 million of our subscription revenue for the three and six months ended January 31, 2024, respectively, and $338.3 million and $624.6 million of our subscription revenue for the three and six months ended January 31, 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $7.0 million and $15.2 million of non-portable software revenue for the three and six months ended January 31, 2024, respectively, $0.5 million and $2.3 million of non-portable software revenue for the three and six months ended January 31, 2025, respectively, $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2024, respectively, and $1.8 million and $2.9 million of hardware revenue for the three and six months ended January 31, 2025, respectively.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. In situations where revenue recognition occurs before invoicing, an unbilled receivable is created, which represents a contract asset. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $41.1 million and $64.4 million as of July 31, 2024 and January 31, 2025, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2024 and January 31, 2025 is presented in the accompanying condensed consolidated balance sheets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2024	$1,872,706	$358,811
Additions (1)	612,635	39,274
Revenue/commissions recognized	(590,956)	(58,746)
Balance as of October 31, 2024	1,894,385	339,339
Additions (1)	779,873	60,605
Revenue/commissions recognized	(654,721)	(61,710)
Balance as of January 31, 2025	$2,019,537	$338,234

(1)
Includes both billed and unbilled amounts.

During the three and six months ended January 31, 2024, we recognized revenue of approximately $243.3 million and $449.9 million pertaining to amounts deferred as of October 31, 2023 and July 31, 2023, respectively. During the three and six months ended January 31, 2025, we recognized revenue of approximately $277.3 million and $509.4 million pertaining to amounts deferred as of October 31, 2024 and July 31, 2024, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2,336.1 million as of January 31, 2025, of which we expect to recognize approximately 52% over the next 12 months, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of January 31, 2025
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$499,853	$—	$—	$499,853
U.S. Government securities	—	2,997	—	2,997
Commercial paper	—	116,981	—	116,981
Corporate bonds	—	1,870	—	1,870
Short-term investments:
Corporate bonds	—	429,791	—	429,791
Commercial paper	—	74,743	—	74,743
U.S. Government securities	—	166,152	—	166,152
Total measured at fair value	$499,853	$792,534	$—	$1,292,387
Cash				450,460
Total cash, cash equivalents and short-term investments				$1,742,847
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,280	$5,280

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 0.25% convertible senior notes due 2027 (the "2027 Notes") and the 0.50% convertible senior notes due 2029 (the "2029 Notes") (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2024		As of January 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$570,073	$631,178	$496,387	$656,875
2029 Notes	—	—	845,001	899,053
Total	$570,073	$631,178	$1,341,388	$1,555,928

The carrying value of the 2027 Notes as of July 31, 2024 and January 31, 2025 was net of unamortized debt issuance costs of $4.9 million and $3.6 million, respectively.

The carrying value of the 2029 Notes as of January 31, 2025 was net of unamortized debt issuance costs of $17.5 million.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2024 and January 31, 2025, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2024 and January 31, 2025, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2025
(in thousands)
Due within one year	$320,352
Due in one to three years	350,334
Total	$670,686

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Prepaid operating expenses	$62,815	$71,717
VAT receivables	8,017	8,189
Other current assets	26,475	32,017
Total prepaid expenses and other current assets	$97,307	$111,923

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2024	January 31, 2025
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$421,559	$436,485
Demonstration units	12	59,570	59,101
Leasehold improvements	(1)	64,607	64,464
Software	(2)	29,014	28,952
Furniture and fixtures	60	16,169	14,288
Total property and equipment, gross		590,919	603,290
Less: accumulated depreciation		(454,739)	(464,537)
Total property and equipment, net		$136,180	$138,753

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was approximately $16.4 million and $32.5 million for the three and six months ended January 31, 2024, respectively, and $16.4 million and $32.8 million for the three and six months ended January 31, 2025 respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the six months ended January 31, 2025.

Intangible assets, net consists of the following:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(76,804)	(78,338)
Accumulated amortization of customer relationships	(9,111)	(9,287)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(90,115)	(91,825)
Total intangible assets, net	$5,153	$3,443

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2025 (remaining six months)	$830
2026	777
2027	777
2028	353
2029	353
Thereafter	353
Total	$3,443

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Accrued commissions and taxes	$40,714	$40,826
Contributions to ESPP withheld	24,676	31,655
Payroll taxes payable	31,797	31,311
Accrued vacation	26,772	27,704
Accrued bonus	17,863	21,356
Accrued wages and taxes	16,255	20,403
Accrued benefits	16,580	15,395
Retirement 401(k) payable	701	1,125
Other	20,244	13,265
Total accrued compensation and benefits	$195,602	$203,040

NOTE 5. CONVERTIBLE SENIOR NOTES

2026 Notes

In September 2020, we issued $750.0 million in aggregate principal amount of the 2026 Notes to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP ("Bain") (the "2026 Notes"). The 2026 Notes bore interest at a rate of 2.50% per annum, with such interest paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and to be paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes accrued from the date of issuance, September 24, 2020, and was added to the principal amount on a semi-annual basis (on March 15 and September 15 of each year).

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

The 2026 Notes were converted in accordance with their original terms and conditions. Upon conversion, because the carrying amount of the conversion option was previously reclassified to equity, the unamortized discount remaining at the date of conversion was recognized as interest expense. The remaining carrying amount of the 2026 Notes was reduced by the cash transferred and then recognized in equity, such that no gain or loss was recognized. In addition, the accrued and unpaid interest as of the conversion date was forgiven pursuant to the terms of the indenture and recognized in equity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Interest expense related to amortization of debt discount	$9,747	$—	$19,324	$—
Interest expense related to amortization of debt issuance costs	1,114	—	2,208	—
Non-cash interest expense	5,047	—	10,064	—
Total interest expense	$15,908	$—	$31,596	$—

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

2027 Notes

In September 2021, we issued $575.0 million in aggregate principal amount of 0.25% convertible senior notes due 2027 consisting of (i) approximately $477.3 million principal amount of 2027 Notes in exchange for approximately $416.5 million principal amount of the previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes") and (ii) approximately $97.7 million principal amount of 2027 Notes for cash.

In December 2024, we issued $862.5 million in aggregate principal amount of 0.50% convertible senior notes due 2029, discussed below. We used approximately $95.5 million of the net proceeds from the offering to repurchase $75.0 million aggregate principal amount of the outstanding 2027 Notes. The repurchase of $75.0 million aggregate principal amount of the outstanding 2027 Notes for approximately $95.5 million was accounted for as an induced conversion in accordance with ASU 2024-04. The induced conversion resulted in the recognition of an inducement expense of $11.3 million within other income (expense), net in the condensed consolidated statement of operations and a reduction to equity of $9.7 million. As of January 31, 2025, we had outstanding $500.0 million aggregate principal amount of the 2027 Notes.

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

(1)
during any fiscal quarter, and only during such fiscal quarter, if the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on, and including, the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the then applicable conversion price for the 2027 Notes per share of common stock;
(2)
during the five business day period after any consecutive five trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2027 Notes for such trading day was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate on each such trading day;
(3)
if we call any or all of the 2027 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2027 Notes called (or deemed called) for redemption; or
(4)
upon the occurrence of certain specified corporate events.

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Principal amounts:
Principal	$575,000	$575,000
Repayment of principal	—	(75,000)
Unamortized debt issuance costs (1)	(4,927)	(3,613)
Net carrying amount	$570,073	$496,387

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of January 31, 2025, the remaining life of the 2027 Notes was approximately 2.7 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Contractual interest expense	$359	$336	$634	$695
Interest expense related to amortization of debt issuance costs	384	361	768	747
Total interest expense	$743	$697	$1,402	$1,442

2029 Notes

In December 2024, we issued $862.5 million in aggregate principal amount of 0.50% convertible senior notes due 2029, including the exercise in full by the initial purchasers of the 2029 Notes of their option to purchase an additional $112.5 million principal amount, in a private offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from the offering were approximately $844.6 million, after deducting the initial purchasers’ discount and other debt issuance costs.

We used approximately $95.5 million of the net proceeds from the offering to repurchase $75.0 million aggregate principal amount of the outstanding 2027 Notes and approximately $200.0 million of the net proceeds from the offering to repurchase approximately 3.1 million shares of our Class A common stock.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2029 Notes bear interest at a rate of 0.50% per annum, payable semi-annually in arrears on each June 15 and December 15, beginning June 15, 2025. The 2029 Notes will mature on December 15, 2029, unless earlier converted, redeemed or repurchased.

The 2029 Notes are convertible into cash, shares of our Class A common stock, or a combination of cash and shares of Class A common stock, at our election. Each $1,000 of principal of the 2029 Notes is initially convertible into 11.6505 shares of our Class A common stock, which is equivalent to an initial conversion price of approximately $85.83 per share, subject to customary anti-dilution adjustments. Holders of these 2029 Notes may convert them at their option at any time prior to the close of the business day immediately preceding September 15, 2029, only under the following circumstances:

(1)
during any fiscal quarter commencing after April 30, 2025, and only during such fiscal quarter, if the closing price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the then applicable conversion price for the 2029 Notes per share of common stock;
(2)
during the five business day period after any consecutive five trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2029 Notes was less than 98% of the product of the closing price of our common stock and the then applicable conversion rate on each such trading day;
(3)
if we call any or all of the 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date, but only with respect to the 2029 Notes called (or deemed called) for redemption; or
(4)
upon the occurrence of certain specified corporate events

Upon conversion of the 2029 Notes, we will pay or deliver, as the case may be, cash, shares of our Class A common stock or a combination of cash and shares of Class A common stock, at our election.

The conversion rate will be subject to adjustment in certain events, but will not be adjusted for any accrued or unpaid interest. Holders who convert their 2029 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2029 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2029 Notes) prior to the maturity date, holders of the 2029 Notes may require us to repurchase for cash all or a portion of their 2029 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2029 Notes, plus accrued and unpaid interest thereon.

The 2029 Notes consisted of the following:

As of
January 31, 2025
(in thousands)
Principal amounts:
Principal	$862,500
Unamortized debt issuance costs (1)	(17,499)
Net carrying amount	$845,001

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of January 31, 2025, the remaining life of the 2029 Notes was approximately 4.9 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2029 Notes:

	Three Months Ended January 31,	Six Months Ended January 31,
	2025	2025
	(in thousands)
Contractual interest expense	$539	$539
Interest expense related to amortization of debt issuance costs	438	438
Total interest expense	$977	$977

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

Total operating lease cost was approximately $10.0 million and $19.5 million for the three and six months ended January 31, 2024, respectively, and $9.1 million and $18.1 million for the three and six months ended January 31, 2025, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was approximately $1.2 million and $2.3 million for the three and six months ended January 31, 2024, respectively, and $1.1 million and $2.3 million for the three and six months ended January 31, 2025, respectively.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$180,843	$193,397
Accumulated amortization	(71,710)	(81,346)
Operating lease right-of-use assets, net	$109,133	$112,051
Operating lease liabilities—current	$24,163	$21,819
Operating lease liabilities—non-current	90,359	93,828
Total operating lease liabilities	$114,522	$115,647
Weighted average remaining lease term (in years):	4.8	4.6
Weighted average discount rate:	6.4%	6.4%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$19,345	$19,345
Accumulated amortization (1)	(9,412)	(11,349)
Finance lease right-of-use assets, net (1)	$9,933	$7,996
Finance lease liabilities—current (2)	$3,954	$4,000
Finance lease liabilities—non-current (3)	6,666	4,677
Total finance lease liabilities	$10,620	$8,677
Weighted average remaining lease term (in years):	2.9	2.5
Weighted average discount rate:	7.0%	7.0%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,921	$9,619	$20,038	$19,643
Operating cash flows from finance leases	$221	$164	$442	$345
Financing cash flows from finance leases	$870	$981	$1,729	$1,945
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$9,185	$496	$19,805	$16,893
Finance leases	$685	$—	$685	$—

The undiscounted cash flows for our lease liabilities as of January 31, 2025 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2025 (remaining six months)	$11,956	$2,288	$14,244
2026	29,226	3,874	33,100
2027	27,845	2,164	30,009
2028	27,089	1,153	28,242
2029	21,546	41	21,587
Thereafter	17,821	—	17,821
Total lease payments	135,483	9,520	145,003
Less: imputed interest	(19,836)	(843)	(20,679)
Total lease obligation	115,647	8,677	124,324
Less: current lease obligations	(21,819)	(4,000)	(25,819)
Long-term lease obligations	$93,828	$4,677	$98,505

As of January 31, 2025, we had additional operating lease commitments of approximately $24.4 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2025 and fiscal 2026, with lease terms of approximately five years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2025, we had approximately $127.9 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $85.3 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of January 31, 2025, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding. As of January 31, 2025, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of January 31, 2025, we had approximately 266.6 million shares of Class A common stock issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The authorization has no expiration date, does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three months ended January 31, 2025, we did not repurchase any shares of our Class A common stock under this share repurchase program. During the six months ended January 31, 2025, we repurchased approximately 0.3 million shares of Class A common stock in open market transactions at a weighted average price of $58.81 per share for an aggregate purchase price of approximately $20.0 million under this share repurchase program. As of January 31, 2025, approximately $198.9 million remained available for future share repurchases under the authorization.

In December 2024, we used approximately $200.0 million of the net proceeds from the 2029 Notes offering to repurchase approximately 3.1 million shares of our Class A common stock in privately negotiated transactions at a purchase price equal to $64.78 per share. This share repurchase was executed outside of the existing share repurchase program that was authorized by our Board of Directors in August 2023, described above. For additional details on this transaction, refer to Note 5.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved approximately 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2023 and 2024, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by approximately 12.0 million and 13.3 million shares, respectively, pursuant to these provisions. As of January 31, 2025, we had reserved approximately 51.6 million shares for the issuance of equity awards under the Stock Plans, of which approximately 30.7 million shares were still available for grant.

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

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.3 million PRSUs to our President and CEO. These PRSUs have a grant date fair value per unit of $45.86 and will vest up to 200% based on achievement of specified annual recurring revenue and free cash flow hurdles over a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.2 million MSUs to our President and CEO. These MSUs have a weighted average grant date fair value of $62.85 per unit and will vest up to 200% based on achievement of specified stock price hurdles at any time during a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

In September 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value of approximately $92.22 per unit and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 3.0 years, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms, but were not material.

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94
Granted	5,001	$60.37	711	$86.81
Released	(5,142)	$29.10	(1,140)	$42.46
Forfeited	(766)	$31.39	(67)	$51.95
Outstanding at January 31, 2025	18,954	$35.66	1,818	$62.62

Stock Options

We did not grant any stock options during the six months ended January 31, 2025. Approximately 0.2 million stock options were exercised during the six months ended January 31, 2025, with a weighted average exercise price per share of $10.70. As of January 31, 2025, approximately 0.1 million stock options, with a weighted average exercise price of $12.57 per share, a weighted average remaining contractual life of approximately 0.5 years and an aggregate intrinsic value of approximately $4.3 million, remained outstanding.

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

During the six months ended January 31, 2025, approximately 0.8 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $49.3 million. As of January 31, 2025, approximately 9.9 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2024	2025
Expected term (in years)	0.79	0.71
Risk-free interest rate	5.1%	4.9%
Volatility	48.4%	46.4%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Cost of revenue:
Product	$1,697	$812	$3,625	$2,024
Support, entitlements and other services	7,183	7,325	14,299	14,145
Sales and marketing	20,738	21,397	42,209	42,045
Research and development	40,541	46,765	78,945	90,327
General and administrative	15,810	17,129	30,889	33,636
Total stock-based compensation expense	$85,969	$93,428	$169,967	$182,177

As of January 31, 2025, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $711.9 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 10. INCOME TAXES

The income tax provisions of $6.3 million and $11.2 million for the three and six months ended January 31, 2024, respectively, and $8.7 million and $15.6 million for the three and six months ended January 31, 2025, respectively, primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets and a partial valuation allowance related to certain foreign net operating losses.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands, except per share data)
Numerator:
Net income	$32,795	$56,427	$16,942	$86,353
Add: Interest expense related to convertible senior notes, net of tax	4,271	691	8,451	975
Diluted net income	$37,066	$57,118	$25,393	$87,328
Denominator:
Weighted average shares, basic	243,853	267,138	242,667	266,842
Add: Dilutive effect of common stock equivalents	54,687	26,213	52,184	24,244
Weighted average shares, diluted	298,540	293,351	294,851	291,086

Net income per share attributable to Class A common stockholders, basic	$0.13	$0.21	$0.07	$0.32
Net income per share attributable to Class A common stockholders, diluted	$0.12	$0.19	$0.09	$0.30

The following shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Six Months Ended January 31,
	2024	2025
	(in thousands)
Outstanding stock options, RSUs and PSUs	536	1,481
Employee stock purchase plan	—	129
Total	536	1,610

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
U.S.	$308,674	$367,275	$598,948	$700,003
Europe, the Middle East and Africa	151,917	181,348	276,501	332,539
Asia Pacific	93,149	92,205	176,261	188,024
Other Americas	11,493	13,893	24,577	25,111
Total revenue	$565,233	$654,721	$1,076,287	$1,245,677

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2024	January 31, 2025
	(in thousands)
United States	$102,873	$105,900
International	33,307	32,853
Total long-lived assets	$136,180	$138,753

NOTE 13. SUBSEQUENT EVENT

On February 12, 2025, we entered into a credit agreement (the "Credit Agreement") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Credit Agreement matures in February 2030, subject to earlier springing maturity under certain circumstances. Borrowings, if any, under the Credit Agreement will bear interest at a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based upon total leverage ratio. We are required to pay a commitment fee on a quarterly basis equal to 0.175% to 0.30% (depending on total leverage ratio) of unused availability under the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of March 6, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Credit Agreement.

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

We had a broad and diverse base of over 27,000 end customers as of January 31, 2025, including approximately 1,070 Global 2000 enterprises. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands, except percentages and end customer count)
Total revenue	$565,233	$654,721	$1,076,287	$1,245,677
Year-over-year percentage increase	16.2%	15.8%	17.0%	15.7%
Total billings	$616,483	$776,358	$1,177,616	$1,367,754
Annual recurring revenue ("ARR")	$1,737,364	$2,059,506	$1,737,364	$2,059,506
Gross profit	$483,677	$569,433	$912,772	$1,077,719
Non-GAAP gross profit	$493,306	$578,337	$932,556	$1,095,422
Gross margin	85.6%	87.0%	84.8%	86.5%
Non-GAAP gross margin	87.3%	88.3%	86.6%	87.9%
Operating expenses	$446,632	$503,995	$881,433	$985,031
Non-GAAP operating expenses	$369,428	$417,048	$729,192	$815,912
Operating income	$37,045	$65,438	$31,339	$92,688
Non-GAAP operating income	$123,878	$161,289	$203,364	$279,510
Operating margin	6.6%	10.0%	2.9%	7.4%
Non-GAAP operating margin	21.9%	24.6%	18.9%	22.4%
Net cash provided by operating activities	$186,408	$221,670	$331,881	$383,421
Free cash flow	$162,644	$187,063	$295,097	$338,983
Total end customers (1)	25,370	27,870	25,370	27,870

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$531,983	$624,418	$1,011,461	$1,185,114
Professional services revenue	25,008	28,030	47,843	55,315
Other non-subscription product revenue	8,242	2,273	16,983	5,248
Total revenue	$565,233	$654,721	$1,076,287	$1,245,677
Disaggregation of billings:
Subscription billings	$572,759	$733,737	$1,101,673	$1,298,029
Professional services billings	35,482	40,348	58,960	64,477
Other non-subscription product billings	8,242	2,273	16,983	5,248
Total billings	$616,483	$776,358	$1,177,616	$1,367,754

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $252.6 million and $506.0 million of our subscription revenue for the three and six months ended January 31, 2024, respectively, and $286.1 million and $560.5 million of our subscription revenue for the three and six months ended January 31, 2025, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $279.4 million and $505.5 million of our subscription revenue for the three and six months ended January 31, 2024, respectively, and $338.3 million and $624.6 million of our subscription revenue for the three and six months ended January 31, 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $7.0 million and $15.2 million of non-portable software revenue for the three and six months ended January 31, 2024, respectively, $0.5 million and $2.3 million of non-portable software revenue for the three and six months ended January 31, 2025, respectively, $1.2 million and $1.8 million of hardware revenue for the three and six months ended January 31, 2024, respectively, and $1.8 million and $2.9 million of hardware revenue for the three and six months ended January 31, 2025, respectively.

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

Total billings, ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow are not substitutes for total revenue, gross profit, gross margin, operating expenses, operating income (loss), operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ARR, so we have not reconciled ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands, except percentages)
Total revenue	$565,233	$654,721	$1,076,287	$1,245,677
Change in deferred revenue	51,250	121,637	101,329	122,077
Total billings (non-GAAP)	$616,483	$776,358	$1,177,616	$1,367,754

Gross profit	$483,677	$569,433	$912,772	$1,077,719
Stock-based compensation	8,880	8,137	17,924	16,169
Amortization of intangible assets	749	767	1,860	1,534
Non-GAAP gross profit	$493,306	$578,337	$932,556	$1,095,422

Gross margin	85.6%	87.0%	84.8%	86.5%
Stock-based compensation	1.6%	1.2%	1.6%	1.3%
Amortization of intangible assets	0.1%	0.1%	0.2%	0.1%
Non-GAAP gross margin	87.3%	88.3%	86.6%	87.9%

Operating expenses	$446,632	$503,995	$881,433	$985,031
Stock-based compensation	(77,089)	(85,291)	(152,043)	(166,008)
Amortization of intangible assets	(82)	(88)	(119)	(176)
Restructuring (charges) reversals	194	—	194	—
Litigation settlement accrual and legal fees	(2)	(1,568)	(48)	(2,935)
Other	(225)	—	(225)	—
Non-GAAP operating expenses	$369,428	$417,048	$729,192	$815,912

Operating income	$37,045	$65,438	$31,339	$92,688
Stock-based compensation	85,969	93,428	169,967	182,177
Amortization of intangible assets	831	855	1,979	1,710
Restructuring charges (reversals)	(194)	—	(194)	—
Litigation settlement accrual and legal fees	2	1,568	48	2,935
Other	225	—	225	—
Non-GAAP operating income	$123,878	$161,289	$203,364	$279,510

Operating margin	6.6%	10.0%	2.9%	7.4%
Stock-based compensation	15.2%	14.3%	15.8%	14.7%
Amortization of intangible assets	0.1%	0.1%	0.2%	0.1%
Restructuring charges (reversals)	—	—	—	—
Litigation settlement accrual and legal fees	—	0.2%	—	0.2%
Other	—	—	—	—
Non-GAAP operating margin	21.9%	24.6%	18.9%	22.4%

Net cash provided by operating activities	$186,408	$221,670	$331,881	$383,421
Purchases of property and equipment	(23,764)	(34,607)	(36,784)	(44,438)
Free cash flow (non-GAAP)	$162,644	$187,063	$295,097	$338,983

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

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, we expect that our overall sales and marketing expense will increase in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of January 31, 2025, we considered approximately 79% of our global sales team members to be fully ramped, while the remaining approximately 21% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

Investment in Research and Development and Engineering – We also intend, in the long term, to grow our global research and development and engineering teams to enhance our solutions, including our newer subscription-based products, improve integration with new and existing ecosystem partners and broaden the range of technologies and features available through our platform. We continue to invest in our growth by strengthening our core offerings, investing in our solution ecosystem, and taking advantage of emerging opportunities around generative AI and modern applications across hybrid and multicloud environments.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of January 31, 2025, approximately 76% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 9.2x greater, on average, than their initial order. This number increases to approximately 37.9x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of January 31, 2025. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes"), our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes") and our outstanding 0.50% convertible senior notes due 2029 (the "2029 Notes"), non-cash interest expense on the 2026 Notes, interest expense related to the conversion of the 2026 Notes in full, the amortization of the debt discount on the 2026 Notes, interest expense on the 2027 Notes and 2029 Notes, inducement expense related to the partial repurchase of the 2027 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(in thousands)
Revenue:
Product	$299,660	$354,187	$546,582	$656,106
Support, entitlements and other services	265,573	300,534	529,705	589,571
Total revenue	565,233	654,721	1,076,287	1,245,677
Cost of revenue:
Product (1)(2)	9,402	8,823	19,636	17,193
Support, entitlements and other services (1)	72,154	76,465	143,879	150,765
Total cost of revenue	81,556	85,288	163,515	167,958
Gross profit	483,677	569,433	912,772	1,077,719
Operating expenses:
Sales and marketing (1)(2)	236,702	261,382	472,025	514,783
Research and development (1)	160,401	182,785	312,376	356,744
General and administrative (1)	49,529	59,828	97,032	113,504
Total operating expenses	446,632	503,995	881,433	985,031
Income from operations	37,045	65,438	31,339	92,688
Other income (expense), net	2,096	(355)	(3,179)	9,218
Income before provision for income taxes	39,141	65,083	28,160	101,906
Provision for income taxes	6,346	8,656	11,218	15,553
Net income	$32,795	$56,427	$16,942	$86,353

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,697	$812	$3,625	$2,024
Support, entitlements and other services cost of revenue	7,183	7,325	14,299	14,145
Sales and marketing	20,738	21,397	42,209	42,045
Research and development	40,541	46,765	78,945	90,327
General and administrative	15,810	17,129	30,889	33,636
Total stock-based compensation expense	$85,969	$93,428	$169,967	$182,177

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$749	$767	$1,860	$1,534
Sales and marketing	82	88	119	176
Total amortization of intangible assets	$831	$855	$1,979	$1,710

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2025	2024	2025
	(as a percentage of total revenue)
Revenue:
Product	53.0%	54.1%	50.8%	52.7%
Support, entitlements and other services	47.0%	45.9%	49.2%	47.3%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	1.6%	1.3%	1.8%	1.4%
Support, entitlements and other services	12.8%	11.7%	13.4%	12.1%
Total cost of revenue	14.4%	13.0%	15.2%	13.5%
Gross profit	85.6%	87.0%	84.8%	86.5%
Operating expenses:
Sales and marketing	41.9%	39.9%	43.9%	41.3%
Research and development	28.4%	27.9%	29.0%	28.6%
General and administrative	8.8%	9.1%	9.0%	9.1%
Total operating expenses	79.1%	76.9%	81.9%	79.0%
Income from operations	6.5%	10.1%	2.9%	7.5%
Other income (expense), net	0.4%	(0.1)%	(0.3)%	0.7%
Income before provision for income taxes	6.9%	10.0%	2.6%	8.2%
Provision for income taxes	1.1%	1.3%	1.0%	1.2%
Net income	5.8%	8.7%	1.6%	7.0%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Six Months Ended January 31, 2024 and 2025

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Product	$299,660	$354,187	$54,527	18%	$546,582	$656,106	$109,524	20%
Support, entitlements and other services	265,573	300,534	34,961	13%	529,705	589,571	59,866	11%
Total revenue	$565,233	$654,721	$89,488	16%	$1,076,287	$1,245,677	$169,390	16%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
U.S.	$308,674	$367,275	$58,601	19%	$598,948	$700,003	$101,055	17%
Europe, the Middle East and Africa	151,917	181,348	29,431	19%	276,501	332,539	56,038	20%
Asia Pacific	93,149	92,205	(944)	(1)%	176,261	188,024	11,763	7%
Other Americas	11,493	13,893	2,400	21%	24,577	25,111	534	2%
Total revenue	$565,233	$654,721	$89,488	16%	$1,076,287	$1,245,677	$169,390	16%

Product revenue increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods. Generally, increases in software revenue are the result of increased adoption of our products as well as growth in software renewals. During the fiscal quarter ended January 31, 2025, approximately 59% of our revenue was generated from new customers and the expansion into our existing customer base and approximately 41% was generated from renewals.

For the three and six months ended January 31, 2024, the total average contract duration was approximately 2.8 years and 2.9 years, respectively. For both the three and six months ended January 31, 2025, the total average contract duration was approximately 3.0 years. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Support, entitlements and other services revenue increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, in conjunction with the growth of our end customer base and the related software entitlement and support subscription contracts and renewals.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Cost of product revenue	$9,402	$8,823	$(579)	(6)%	$19,636	$17,193	$(2,443)	(12)%
Product gross margin	96.9%	97.5%			96.4%	97.4%
Cost of support, entitlements and other services revenue	$72,154	$76,465	$4,311	6%	$143,879	$150,765	$6,886	5%
Support, entitlements and other services gross margin	72.8%	74.6%			72.8%	74.4%
Total gross margin	85.6%	87.0%			84.8%	86.5%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of product revenue

Cost of product revenue decreased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, due primarily to decreases in overhead resulting from lower software license and support costs and depreciation expense, as well as lower stock-based compensation expense. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by approximately 0.6 percentage points and 1.0 percentage points for the three and six months ended January 31, 2025, respectively, as compared to the respective prior year periods, due primarily to product revenue increasing while cost of product revenue decreased.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, due primarily to higher outside services and personnel-related costs, resulting from growth in our global customer support organization.

Support, entitlements and other services gross margin increased by approximately 1.8 percentage points and 1.6 percentage points for the three and six months ended January 31, 2025, respectively, as compared to the respective prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$236,702	$261,382	$24,680	10%	$472,025	$514,783	$42,758	9%
Percent of total revenue	41.9%	39.9%			43.9%	41.3%

Sales and marketing expense increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including commissions expense, resulting from the 7% growth in our sales and marketing headcount from January 31, 2024 to January 31, 2025.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Research and development	$160,401	$182,785	$22,384	14%	$312,376	$356,744	$44,368	14%
Percent of total revenue	28.4%	27.9%			29.0%	28.6%

Research and development expense increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 8% growth in our R&D headcount from January 31, 2024 to January 31, 2025, as well as higher depreciation expense related to property, plant and equipment additions during the period.

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
General and administrative	$49,529	$59,828	$10,299	21%	$97,032	$113,504	$16,472	17%
Percent of total revenue	8.8%	9.1%			9.0%	9.1%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative expense increased for the three and six months ended January 31, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 12% growth in our G&A headcount from January 31, 2024 to January 31, 2025, as well as higher outside services costs and technical costs related to software licenses and support, partially offset by lower depreciation expense.

Other (Expense) Income, Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Interest income, net	$17,649	$13,940	$3,709	21%	$33,035	$25,033	$8,002	24%
Amortization of debt discount and issuance costs and interest expense	(16,651)	(1,674)	(14,977)	(90)%	(32,998)	(2,420)	(30,578)	(93)%
Inducement expense	—	(11,347)	11,347	100%	—	(11,347)	11,347	100%
Other	1,098	(1,274)	2,372	216%	(3,216)	(2,048)	(1,168)	(36)%
Other (expense) income, net	$2,096	$(355)	$2,451	117%	$(3,179)	$9,218	$(12,397)	(390)%

Other (expense) income, net increased for the three months ended January 31, 2025, as compared to the prior year period, due primarily to approximately $11.3 million of inducement expense recognized during the fiscal quarter ended January 31, 2025 related to the partial repurchase of the 2027 Notes as well as a decrease in interest income on our investments, partially offset by a decrease in interest expense related to our convertible notes, as the 2026 Notes were converted during the fiscal quarter ended July 31, 2024.

Other (expense) income, net decreased for the six months ended January 31, 2025, as compared to the prior year period, due primarily to a decrease in interest expense related to our convertible notes, as the 2026 Notes were converted during the fiscal quarter ended July 31, 2024, partially offset by approximately $11.3 million of inducement expense recognized during the fiscal quarter ended January 31, 2025 related to the partial repurchase of the 2027 Notes and an increase in interest income on our investments.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$6,346	$8,656	$2,310	36%	$11,218	$15,553	$4,335	39%

The increases in the income tax provision for the three and six months ended January 31, 2025, as compared to the respective prior year periods, were due primarily to an increase in our U.S. taxable income and higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, partially offset by excess tax benefits on stock options and restricted stock units.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of January 31, 2025, we had approximately $1,072.2 million of cash and cash equivalents, $0.3 million of restricted cash and $670.7 million of short-term investments, which were held for general corporate purposes. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of January 31, 2025, we had accounts receivable of approximately $327.3 million, net of allowances of $1.6 million.

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

In December 2024, we issued convertible senior notes with a 0.50% interest rate for an aggregate principal amount of $862.5 million due 2029. We used approximately $95.5 million of the net proceeds from the offering to repurchase $75.0 million aggregate principal amount of the outstanding 2027 Notes. There are no required principal payments on the 2029 Notes prior to their maturity. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On February 12, 2025, we entered into a credit agreement (the "Credit Agreement") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Credit Agreement matures in February 2030, subject to earlier springing maturity under certain circumstances. For additional information, see Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Credit Agreement, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and convertible notes servicing and repayment requirements for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; and market, economic and financial conditions (including inflation and interest rates).

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$331,881	$383,421
Net cash used in investing activities	(67,319)	(375,455)
Net cash (used in) provided by financing activities	(98,977)	408,847
Net increase in cash, cash equivalents and restricted cash	$165,585	$416,813

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $383.4 million for the six months ended January 31, 2025, compared to approximately $331.9 million for the six months ended January 31, 2024. The increase in cash provided by operating activities for the six months ended January 31, 2025 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of approximately $67.3 million for the six months ended January 31, 2024 included approximately $455.3 million of short-term investment purchases, $36.8 million of purchases of property and equipment and $4.5 million of cash paid for acquisitions, partially offset by approximately $429.2 million of maturities of short-term investments.

Net cash used in investing activities of approximately $375.5 million for the six months ended January 31, 2025 included approximately $493.2 million of short-term investment purchases and $44.4 million of purchases of property and equipment, partially offset by approximately $162.1 million of maturities of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of approximately $99.0 million for the six months ended January 31, 2024 included approximately $59.2 million of repurchases of our Class A common stock, $53.2 million of taxes paid related to the net share settlement of equity awards and $1.8 million of payments for finance lease obligations, partially offset by approximately $15.2 million of proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of approximately $408.8 million for the six months ended January 31, 2025 included approximately $848.0 million of net proceeds from the issuance of the 2029 Notes and $29.3 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by approximately $220.1 million of repurchases of our Class A common stock, $148.2 million of taxes paid related to the net share settlement of equity awards, $95.5 million related to the partial repurchase of the 2027 Notes, $2.8 million of third-party debt issuance costs related to the issuance of the 2029 Notes, and $1.9 million of payments for finance lease obligations.

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of January 31, 2025:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal and interest payable on convertible senior notes (1)	$1,363,452	$952	$500,000	$862,500	$—
Operating leases (undiscounted basis) (2)	159,865	29,568	62,267	57,324	10,706
Other commitments (3)	127,916	123,149	4,683	84	—
Guarantees with contract manufacturers	85,331	85,331	—	—	—
Total	$1,736,564	$239,000	$566,950	$919,908	$10,706

(1)
Includes accrued interest on the 2027 Notes and 2029 Notes. For additional information regarding our convertible senior notes, refer to Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

From time to time, in the normal course of business, we make commitments with our contract manufacturers to ensure a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on revenue targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material.

As of January 31, 2025, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

Foreign Currency Risk

Our condensed consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our sales contracts are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located. To date, we have not undertaken any hedging transactions related to foreign currency exposure, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical condensed consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our condensed consolidated financial statements.

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $32.5 million and $36.2 million for the six months ended January 31, 2024 and 2025, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

On February 12, 2025, we entered into the Credit Agreement, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Credit Agreement bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Credit Agreement. As of March 6, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the credit agreement.

As of January 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024, which is incorporated herein by reference, together with the additional risk factor set forth below and all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. Except as set forth below, there have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Servicing and repaying our debt, including the 2027 Notes and 2029 Notes and any borrowings under the Credit Agreement, may require a significant amount of cash, and we may not have sufficient cash to pay our indebtedness.

As of January 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes (collectively, the “Notes”). The 2027 Notes bear interest at a rate of 0.25% per annum (with such interest payable semi-annually in arrears on each April 1 and October 1), and the 2029 Notes bear interest at a rate of 0.50% per annum (with such interest payable semi-annually in arrears on each June 15 and December 15). In addition, borrowings under the Credit Agreement will bear interest at a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based upon our total leverage ratio, payable at regular intervals as set forth in the Credit Agreement. Our ability to make scheduled payments in respect of, or to refinance our, indebtedness may depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive, restructuring debt, or selling assets. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which we would be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the Credit Agreement contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case, from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default, which could result in the acceleration of our debt.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•
make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•
limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•
place us at a disadvantage compared to our competitors who have less debt;
•
limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes;
•
subject us to risks associated with variable interest rates to the extent applicable to such indebtedness; and
•
make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

We may not have sufficient cash or the ability to raise the funds necessary to settle conversions of the Notes in cash, to repay the Notes at maturity, or to repurchase the Notes upon a fundamental change.

Holders of the Notes will have the right to require us to repurchase for cash all or a portion of their Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. Moreover, we will be required to repay the Notes in cash at their maturity unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes of a series surrendered therefor or pay cash with respect to the Notes of such series being converted or at their maturity. In addition, our ability to repurchase the Notes of a series or to pay cash upon conversions of such Notes or at their maturity may be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes of a series at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions of such Notes or at their maturity as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. Moreover, the occurrence of a fundamental change under the applicable indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness or to pay cash amounts due upon conversion, upon required repurchase or at maturity of the applicable series of the Notes.

The conditional conversion feature of the 2027 Notes or the 2029 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2027 Notes or the 2029 Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the Notes of a series do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes of such series as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for the Notes, which may be settled in cash upon conversion, has had, and may continue to have, a material effect on our reported or future financial results.

We utilize the if-converted method for our diluted earnings per share calculation, the effect of which is that the transaction is accounted for as if the outstanding Notes were to be converted into shares of our Class A common stock at the respective conversion rate in the beginning of the respective period, even if the Notes of a series are not yet then convertible and even if, upon any conversion of any Notes of a series, we may elect to settle the conversion using cash or a combination of cash and shares of our Class A common stock. As a result, our diluted earnings per share could be adversely affected.

Our revolving credit facility contains a financial covenant and other covenants that may restrict our actions, and a failure to comply with these covenants could have a material adverse effect on our financial condition.

In February 2025, we entered into the Credit Agreement. The Credit Agreement includes covenants that limit our ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with other companies, sell substantially all of our assets, make restricted payments, undergo certain fundamental changes, and prepay subordinated debt. In addition, the Credit Agreement contains a financial covenant that requires us to maintain compliance with a maximum consolidated total leverage ratio, calculated as set forth in the Credit Agreement and tested at the end of each fiscal quarter. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities, and our ability to comply with these covenants depends on many factors, some of which are beyond our control. The Credit Agreement contains various events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, in each case subject to thresholds and cure periods as set forth in the Credit Agreement. Upon the occurrence and during the continuance of such an event of default, our lenders would have the right to terminate their commitments and accelerate our obligations under the Credit Agreement as well as exercise other rights and remedies provided for under the Credit Agreement, the other loan documents and applicable law. If outstanding borrowings under the Credit Agreement were to be accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

Conversion of the Notes may dilute the ownership interest of existing stockholders, or may otherwise depress the price of our securities.

The conversion of some or all of the Notes, to the extent we deliver shares upon conversion thereof, will dilute the ownership interests of existing stockholders, reduce our earnings per share and potentially have an adverse effect on the price of our securities. Any sales in the public market of our Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our securities. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our Class A common stock could depress the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended January 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
November 1 - 30, 2024	—	$—	—	$198,913
December 1 - 31, 2024	3,087	$64.78	—	$198,913
January 1 - 31, 2025	—	$—	—	$198,913
Total	3,087		—

(1)
In December 2024, we used approximately $200.0 million of the net proceeds from the 2029 Notes offering to repurchase approximately 3.1 million shares of our Class A common stock in privately negotiated transactions. This share repurchase was executed outside of the existing share repurchase program that was authorized by our Board of Directors in August 2023.

This table excludes shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended January 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated December 16, 2024, between Nutanix, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-37883	4.1	12/16/2024
4.2	Form of 0.50% Convertible Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-37883	4.2	12/16/2024
10.1*	Credit Agreement, dated as of February 12, 2025, among Nutanix, Inc., as borrower, Bank of America, N.A., as administrative agent, collateral agent and L/C issuer, and the lenders party thereto.	8-K	001-37883	10.1	02/12/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XRBL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

* The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any such omitted schedule or exhibit, or any section thereof, to the SEC upon request.

** These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Nutanix, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NUTANIX, INC.

Date: March 6, 2025	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)