Form 10-Q
period 2025-04-30
Nutanix, Inc.
filed 2025-06-03
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

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

As of May 31, 2025, the registrant had 268,077,453 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
our plan to continue to leverage our relationships with our channel partners and original equipment manufacturers and expand our network of cloud and ecosystem partners;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2024	April 30, 2025
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$655,270	$872,599
Short-term investments	339,072	1,009,870
Accounts receivable, net of allowances of $772 and $1,808, respectively	229,796	270,232
Deferred commissions—current	159,849	147,361
Prepaid expenses and other current assets	97,307	110,981
Total current assets	1,481,294	2,411,043
Property and equipment, net	136,180	143,711
Operating lease right-of-use assets	109,133	142,200
Deferred commissions—non-current	198,962	180,111
Intangible assets, net	5,153	2,809
Goodwill	185,235	185,235
Other assets—non-current	27,961	31,521
Total assets	$2,143,918	$3,096,630
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,066	$49,596
Accrued compensation and benefits	195,602	175,814
Accrued expenses and other current liabilities	24,967	22,463
Deferred revenue—current	954,543	1,008,731
Operating lease liabilities—current	24,163	24,951
Total current liabilities	1,244,341	1,281,555
Deferred revenue—non-current	918,163	1,020,467
Operating lease liabilities—non-current	90,359	120,351
Convertible senior notes, net	570,073	1,342,601
Other liabilities—non-current	49,130	43,090
Total liabilities	2,872,066	3,808,064
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2024 and April 30, 2025; 265,181 and 268,282 Class A shares issued and outstanding as of July 31, 2024 and April 30, 2025, respectively	7	7
Additional paid-in capital	4,118,898	4,179,565
Accumulated other comprehensive income	146	3,391
Accumulated deficit	(4,847,199)	(4,894,397)
Total stockholders’ deficit	(728,148)	(711,434)
Total liabilities and stockholders’ deficit	$2,143,918	$3,096,630

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands, except per share data)
Revenue:
Product	$255,465	$345,479	$802,047	$1,001,585
Support, entitlements and other services	269,112	293,504	798,817	883,075
Total revenue	524,577	638,983	1,600,864	1,884,660
Cost of revenue:
Product	8,469	6,776	28,105	23,969
Support, entitlements and other services	71,150	76,215	215,029	226,980
Total cost of revenue	79,619	82,991	243,134	250,949
Gross profit	444,958	555,992	1,357,730	1,633,711
Operating expenses:
Sales and marketing	245,901	260,402	717,926	775,185
Research and development	159,220	186,413	471,596	543,157
General and administrative	51,425	60,532	148,457	174,036
Total operating expenses	456,546	507,347	1,337,979	1,492,378
(Loss) income from operations	(11,588)	48,645	19,751	141,333
Other income (expense), net	659	15,954	(2,520)	25,172
(Loss) income before provision for income taxes	(10,929)	64,599	17,231	166,505
Provision for income taxes	4,687	1,236	15,905	16,789
Net (loss) income	$(15,616)	$63,363	$1,326	$149,716
Net (loss) income per share attributable to Class A common stockholders, basic	$(0.06)	$0.24	$0.01	$0.56
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.06)	$0.22	$0.05	$0.52
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	245,766	267,566	243,688	267,081
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	245,766	296,804	297,055	292,942

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Net (loss) income	$(15,616)	$63,363	$1,326	$149,716
Other comprehensive (loss) income, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(4,582)	2,987	1,468	3,245
Comprehensive (loss) income	$(20,198)	$66,350	$2,794	$152,961

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	3,274	—	547	—	—	547
Issuance of common stock from ESPP purchase	653	—	13,233	—	—	13,233
Repurchase and retirement of common stock	(482)	—	(7,774)	—	(9,739)	(17,513)
Stock-based compensation	—	—	83,998	—	—	83,998
Other comprehensive income	—	—	—	796	—	796
Net loss	—	—	—	—	(15,853)	(15,853)
Balance - October 31, 2023	243,052	6	4,020,672	(4,375)	(4,658,514)	(642,211)
Issuance of common stock through employee equity incentive plans	3,689	—	1,370	—	—	1,370
Shares withheld related to net share settlement of equity awards	(1,148)	—	(53,180)	—	—	(53,180)
Repurchase and retirement of common stock	(934)	—	(15,052)	—	(26,627)	(41,679)
Stock-based compensation	—	—	85,969	—	—	85,969
Other comprehensive income	—	—	—	5,254	—	5,254
Net income	—	—	—	—	32,795	32,795
Balance - January 31, 2024	244,659	6	4,039,779	879	(4,652,346)	(611,682)
Issuance of common stock through employee equity incentive plans	2,756	—	1,413	—	—	1,413
Issuance of common stock from ESPP purchase	1,217	—	34,094	—	—	34,094
Shares withheld related to net share settlement of equity awards	(926)	—	(58,440)	—	—	(58,440)
Repurchase and retirement of common stock	(774)	—	(12,467)	—	(34,472)	(46,939)
Stock-based compensation	—	—	82,292	—	—	82,292
Other comprehensive loss	—	—	—	(4,582)	—	(4,582)
Net loss	—	—	—	—	(15,616)	(15,616)
Balance - April 30, 2024	246,932	$6	$4,086,671	$(3,703)	$(4,702,434)	$(619,460)

	Nine Months Ended April 30, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	7	4,145,942	559	(4,831,804)	(685,296)
Issuance of common stock through employee equity incentive plans	2,841	—	1,187	—	—	1,187
Shares withheld related to net share settlement of equity awards	(962)	—	(63,592)	—	—	(63,592)
Repurchase and retirement of common stock	(3,087)	—	(46,763)	—	(153,237)	(200,000)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	93,428	—	—	93,428
Other comprehensive loss	—	—	—	(155)	—	(155)
Net income	—	—	—	—	56,427	56,427
Balance - January 31, 2025	266,637	7	4,120,529	404	(4,928,614)	(807,674)
Issuance of common stock through employee equity incentive plans	2,270	—	455	—	—	455
Issuance of common stock from ESPP purchase	750	—	38,771	—	—	38,771
Shares withheld related to net share settlement of equity awards	(804)	—	(55,819)	—	—	(55,819)
Repurchase and retirement of common stock	(571)	—	(8,613)	—	(29,146)	(37,759)
Stock-based compensation	—	—	84,242	—	—	84,242
Other comprehensive income	—	—	—	2,987	—	2,987
Net income	—	—	—	—	63,363	63,363
Balance - April 30, 2025	268,282	$7	$4,179,565	$3,391	$(4,894,397)	$(711,434)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2024	2025
	(in thousands)
Cash flows from operating activities:
Net income	$1,326	$149,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,986	54,451
Stock-based compensation	252,259	266,419
Amortization of debt discount and issuance costs	33,738	2,519
Operating lease cost, net of accretion	24,009	21,355
Non-cash interest expense	15,143	—
Inducement expense from partial repurchase of the 2027 Notes	—	11,347
Other	(14,117)	(4,690)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,669)	(14,084)
Deferred commissions	5,199	31,339
Prepaid expenses and other assets	37,588	(10,589)
Accounts payable	10,326	3,774
Accrued compensation and benefits	29,660	(10,528)
Accrued expenses and other liabilities	(83,857)	(5,601)
Operating leases, net	(22,394)	(23,640)
Deferred revenue	134,037	130,139
Net cash provided by operating activities	428,234	601,927
Cash flows from investing activities:
Maturities of investments	625,519	272,846
Purchases of investments	(740,034)	(941,406)
Sales of investments	—	2,011
Payments for acquisitions, net of cash acquired	(4,500)	—
Purchases of property and equipment	(54,813)	(59,533)
Net cash used in investing activities	(173,828)	(726,082)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	50,660	68,525
Taxes paid related to net share settlement of equity awards	(111,620)	(212,919)
Proceeds from the issuance of convertible notes, net of issuance costs	—	848,010
Payment of third-party debt issuance costs	—	(3,448)
Partial repurchase of the 2027 Notes	—	(95,453)
Payment of revolver issuance costs	—	(2,794)
Repurchases of common stock	(106,131)	(257,859)
Payment of finance lease obligations	(2,928)	(2,943)
Net cash (used in) provided by financing activities	(170,019)	341,119
Net increase in cash, cash equivalents and restricted cash	$84,387	$216,964
Cash, cash equivalents and restricted cash—beginning of period	515,771	655,662
Cash, cash equivalents and restricted cash—end of period	$600,158	$872,626
Restricted cash (1)	2,131	27
Cash and cash equivalents—end of period	$598,027	$872,599
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,938	$25,550
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$983	$1,186
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$—	$2,554

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

The Nutanix Cloud Platform is designed to enable organizations to build a hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, all while supporting a variety of hypervisors and container platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL and NoSQL databases and business intelligence applications), general-purpose workloads (including system infrastructure, networking, and security), and end-user computing and virtual desktop infrastructure services, as well as enterprise artificial intelligence ("AI") workloads (including machine learning and generative AI workloads) and cloud native applications (including modern, containerized applications).

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2024 and 2025, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,		July 31, 2024	April 30, 2025
Partners	2024	2025	2024	2025
Partner A	10%	17%	(1)	15%	16%	12%
Partner B	16%	14%	16%	15%	10%	(1)
Partner C	33%	25%	32%	26%	12%	(1)
Partner D	(1)	(1)	11%	10%	(1)	(1)

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of operations. This new ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This new ASU will be effective for us beginning in fiscal 2028. We are currently evaluating the impact this new standard will have on our disclosures.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

The Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public clouds, running on a variety of qualified hardware platforms (including our Nutanix-branded NX hardware line), in popular public cloud environments such as Amazon Web Services ("AWS") and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions generally have durations extending up to five years.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Subscription	$486,620	$609,663	$1,498,081	$1,794,777
Professional services	26,240	28,001	74,083	83,316
Other non-subscription product	11,717	1,319	28,700	6,567
Total revenue	$524,577	$638,983	$1,600,864	$1,884,660

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $254.8 million and $760.8 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively, and $279.7 million and $840.3 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $231.8 million and $737.3 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively, and $330.0 million and $954.5 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $11.1 million and $26.3 million of non-portable software revenue for the three and nine months ended April 30, 2024, respectively, $0.5 million and $2.9 million of non-portable software revenue for the three and nine months ended April 30, 2025, respectively, $0.6 million and $2.4 million of hardware revenue for the three and nine months ended April 30, 2024, respectively, and $0.8 million and $3.7 million of hardware revenue for the three and nine months ended April 30, 2025, respectively.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. This includes situations where revenue recognition occurs before invoicing and an unbilled receivable is created. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $41.1 million and $66.1 million as of July 31, 2024 and April 30, 2025, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2024 and April 30, 2025 is presented in the accompanying condensed consolidated balance sheets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2024	$1,872,706	$358,811
Additions (1)	612,635	39,274
Revenue/commissions recognized	(590,956)	(58,746)
Balance as of October 31, 2024	1,894,385	339,339
Additions (1)	779,873	60,605
Revenue/commissions recognized	(654,721)	(61,710)
Balance as of January 31, 2025	2,019,537	338,234
Additions (1)	648,644	47,236
Revenue/commissions recognized	(638,983)	(57,998)
Balance as of April 30, 2025	$2,029,198	$327,472

(1)
Includes both billed and unbilled amounts.

During the three and nine months ended April 30, 2024, we recognized revenue of approximately $254.2 million and $621.5 million pertaining to amounts deferred as of January 31, 2024 and July 31, 2023, respectively. During the three and nine months ended April 30, 2025, we recognized revenue of approximately $278.5 million and $697.3 million pertaining to amounts deferred as of January 31, 2025 and July 31, 2024, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2,426.7 million as of April 30, 2025, of which we expect to recognize approximately 49% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of April 30, 2025
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$360,777	$—	$—	$360,777
U.S. Government securities	—	30,388	—	30,388
Commercial paper	—	41,128	—	41,128
Short-term investments:
Corporate bonds	—	536,229	—	536,229
Commercial paper	—	181,796	—	181,796
U.S. Government securities	—	291,845	—	291,845
Total measured at fair value	$360,777	$1,081,386	$—	$1,442,163
Cash				440,306
Total cash, cash equivalents and short-term investments				$1,882,469
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,360	$5,360

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

	As of July 31, 2024		As of April 30, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$570,073	$631,178	$496,723	$665,330
2029 Notes	—	—	845,878	931,190
Total	$570,073	$631,178	$1,342,601	$1,596,520

The carrying value of the 2027 Notes as of July 31, 2024 and April 30, 2025 was net of unamortized debt issuance costs of $4.9 million and $3.3 million, respectively.

The carrying value of the 2029 Notes as of April 30, 2025 was net of unamortized debt issuance costs of $16.6 million.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2024 and April 30, 2025, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2024 and April 30, 2025, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2025
(in thousands)
Due within one year	$522,376
Due in one to three years	487,494
Total	$1,009,870

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Prepaid operating expenses	$62,815	$68,618
VAT receivables	8,017	9,734
Other current assets	26,475	32,629
Total prepaid expenses and other current assets	$97,307	$110,981

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2024	April 30, 2025
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$421,559	$446,741
Demonstration units	12	59,570	59,229
Leasehold improvements	(1)	64,607	68,821
Software	(2)	29,014	29,152
Furniture and fixtures	60	16,169	14,873
Total property and equipment, gross		590,919	618,816
Less: accumulated depreciation		(454,739)	(475,105)
Total property and equipment, net		$136,180	$143,711

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was approximately $16.7 million and $49.2 million for the three and nine months ended April 30, 2024, respectively, and $16.4 million and $49.2 million for the three and nine months ended April 30, 2025 respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the nine months ended April 30, 2025.

Intangible assets, net consists of the following:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(76,804)	(78,883)
Accumulated amortization of customer relationships	(9,111)	(9,376)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(90,115)	(92,459)
Total intangible assets, net	$5,153	$2,809

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2025 (remaining three months)	$196
2026	777
2027	777
2028	353
2029	353
Thereafter	353
Total	$2,809

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Accrued bonus	$17,863	$35,458
Accrued vacation	26,772	30,739
Accrued commissions and taxes	40,714	27,834
Payroll taxes payable	31,797	23,952
Accrued benefits	16,580	17,548
Accrued wages and taxes	16,255	15,511
Contributions to ESPP withheld	24,676	10,082
Other	20,945	14,690
Total accrued compensation and benefits	$195,602	$175,814

NOTE 5. DEBT

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

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Interest expense related to amortization of debt discount	$9,920	$—	$29,244	$—
Interest expense related to amortization of debt issuance costs	1,133	—	3,341	—
Non-cash interest expense	5,079	—	15,143	—
Total interest expense	$16,132	$—	$47,728	$—

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In December 2024, we issued $862.5 million in aggregate principal amount of 0.50% convertible senior notes due 2029, discussed below. We used approximately $95.5 million of the net proceeds from the offering to repurchase $75.0 million aggregate principal amount of the outstanding 2027 Notes. The repurchase of $75.0 million aggregate principal amount of the outstanding 2027 Notes for approximately $95.5 million was accounted for as an induced conversion in accordance with ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The induced conversion resulted in the recognition of an inducement expense of $11.3 million within other income (expense), net in the condensed consolidated statement of operations and a reduction to equity of $9.7 million. Subsequent to the completion of this transaction, we had outstanding $500.0 million aggregate principal amount of the 2027 Notes.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Principal amounts:
Principal	$575,000	$500,000
Unamortized debt issuance costs (1)	(4,927)	(3,277)
Net carrying amount	$570,073	$496,723

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of April 30, 2025, the remaining life of the 2027 Notes was approximately 2.4 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Contractual interest expense	$359	$313	$993	$1,008
Interest expense related to amortization of debt issuance costs	385	336	1,153	1,083
Total interest expense	$744	$649	$2,146	$2,091

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The 2029 Notes consisted of the following:

As of
April 30, 2025
(in thousands)
Principal amounts:
Principal	$862,500
Unamortized debt issuance costs (1)	(16,622)
Net carrying amount	$845,878

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of April 30, 2025, the remaining life of the 2029 Notes was approximately 4.6 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2025	2025
	(in thousands)
Contractual interest expense	$1,078	$1,617
Interest expense related to amortization of debt issuance costs	878	1,316
Total interest expense	$1,956	$2,933

Revolving Credit Agreement

In February 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Borrowings, if any, under the Revolver will bear interest, at our option, at a base rate plus an applicable margin ranging from 0.25% to 1.25% based upon the total leverage ratio or a term Secured Overnight Financing Rate (or an alternative currency term rate) plus an applicable margin ranging from 1.25% to 2.25% based upon the total leverage ratio. We are also required to pay a commitment fee on the unused portion of the Revolver on a quarterly basis equal to 0.175% to 0.30%, depending on the total leverage ratio.

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of April 30, 2025, we were in compliance with the financial covenant associated with the Revolver.

As of April 30, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

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

Total operating lease cost was approximately $9.8 million and $29.3 million for the three and nine months ended April 30, 2024, respectively, and $9.6 million and $27.6 million for the three and nine months ended April 30, 2025, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was approximately $1.3 million and $3.6 million for the three and nine months ended April 30, 2024, respectively, and $1.1 million and $3.4 million for the three and nine months ended April 30, 2025, respectively.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$180,843	$217,060
Accumulated amortization	(71,710)	(74,860)
Operating lease right-of-use assets, net	$109,133	$142,200
Operating lease liabilities—current	$24,163	$24,951
Operating lease liabilities—non-current	90,359	120,351
Total operating lease liabilities	$114,522	$145,302
Weighted average remaining lease term (in years):	4.8	4.7
Weighted average discount rate:	6.4%	6.3%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$19,345	$19,345
Accumulated amortization (1)	(9,412)	(12,324)
Finance lease right-of-use assets, net (1)	$9,933	$7,021
Finance lease liabilities—current (2)	$3,954	$3,813
Finance lease liabilities—non-current (3)	6,666	3,867
Total finance lease liabilities	$10,620	$7,680
Weighted average remaining lease term (in years):	2.9	2.3
Weighted average discount rate:	7.0%	7.1%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,156	$8,097	$28,194	$27,740
Operating cash flows from finance leases	$247	$147	$689	$492
Financing cash flows from finance leases	$923	$998	$2,652	$2,943
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$6,657	$37,542	$26,462	$54,435
Finance leases	$381	$—	$1,066	$—

The undiscounted cash flows for our lease liabilities as of April 30, 2025 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2025 (remaining three months)	$4,021	$1,143	$5,164
2026	36,906	3,874	40,780
2027	36,750	2,164	38,914
2028	36,220	1,153	37,373
2029	30,730	42	30,772
Thereafter	25,112	—	25,112
Total lease payments	169,739	8,376	178,115
Less: imputed interest	(24,437)	(696)	(25,133)
Total lease obligation	145,302	7,680	152,982
Less: current lease obligations	(24,951)	(3,813)	(28,764)
Long-term lease obligations	$120,351	$3,867	$124,218

As of April 30, 2025, we had additional operating lease commitments of approximately $17.9 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2026, with lease terms of approximately five years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2025, we had approximately $153.5 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $86.9 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of April 30, 2025, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of April 30, 2025, we had approximately 268.3 million shares of Class A common stock issued and outstanding. As of April 30, 2025, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements and other relevant factors. The authorization has no expiration date, does not obligate us to acquire any particular amount of our common stock, and may be suspended at any time at our discretion. During the three and nine months ended April 30, 2025, we repurchased approximately 0.6 million and 0.9 million shares, respectively, of Class A common stock in open market transactions at a weighted average price of $65.69 and $63.12 per share, respectively, for an aggregate purchase price of approximately $37.5 million and $57.5 million, respectively, under this share repurchase program. As of April 30, 2025, approximately $161.4 million remained available for future share repurchases under the authorization.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved approximately 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2023 and 2024, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by approximately 12.0 million and 13.3 million shares, respectively, pursuant to these provisions. As of April 30, 2025, we had reserved approximately 50.1 million shares for the issuance of equity awards under the Stock Plans, of which approximately 31.6 million shares were still available for grant.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94
Granted	5,288	$60.68	711	$86.81
Released	(7,374)	$29.79	(1,140)	$42.46
Forfeited	(1,109)	$32.13	(72)	$52.48
Outstanding at April 30, 2025	16,666	$36.80	1,813	$62.63

Stock Options

We did not grant any stock options during the nine months ended April 30, 2025. Approximately 0.2 million stock options were exercised during the nine months ended April 30, 2025, with a weighted average exercise price per share of $10.91. As of April 30, 2025, the remaining outstanding stock options were not material.

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

During the nine months ended April 30, 2025, approximately 1.6 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $66.1 million. As of April 30, 2025, approximately 9.2 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2024	2025
Expected term (in years)	0.78	0.72
Risk-free interest rate	5.1%	4.9%
Volatility	47.2%	46.2%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Cost of revenue:
Product	$1,576	$401	$5,201	$2,425
Support, entitlements and other services	6,391	6,623	20,690	20,768
Sales and marketing	18,901	19,513	61,110	61,558
Research and development	38,719	42,162	117,664	132,489
General and administrative	16,705	15,543	47,594	49,179
Total stock-based compensation expense	$82,292	$84,242	$252,259	$266,419

As of April 30, 2025, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $636.6 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 10. INCOME TAXES

The income tax provisions of $4.7 million and $15.9 million for the three and nine months ended April 30, 2024, respectively, primarily consisted of foreign taxes on our international operations and U.S. state income taxes. The income tax provisions of $1.2 million and $16.8 million for the three and nine months ended April 30, 2025, respectively, primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes, partially offset by tax benefits recognized related to the release of certain FIN 48 liabilities as a result of the expiration of a statute of limitations. We continue to maintain a full valuation allowance for our U.S. Federal and state deferred tax assets.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(15,616)	$63,363	$1,326	$149,716
Add: Interest expense related to convertible senior notes, net of tax	—	1,099	12,749	2,074
Diluted net (loss) income	$(15,616)	$64,462	$14,075	$151,790
Denominator:
Weighted average shares, basic	245,766	267,566	243,688	267,081
Add: Dilutive effect of common stock equivalents	—	29,238	53,367	25,861
Weighted average shares, diluted	245,766	296,804	297,055	292,942

Net income (loss) per share attributable to Class A common stockholders, basic	$(0.06)	$0.24	$0.01	$0.56
Net income (loss) per share attributable to Class A common stockholders, diluted	$(0.06)	$0.22	$0.05	$0.52

The following shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Nine Months Ended April 30,
	2024	2025
	(in thousands)
Outstanding stock options, RSUs and PSUs	473	1,069
Employee stock purchase plan	—	86
Total	473	1,155

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
U.S.	$283,842	$346,102	$882,790	$1,046,105
Europe, the Middle East and Africa	147,065	172,415	423,566	504,954
Asia Pacific	82,502	106,902	258,763	294,926
Other Americas	11,168	13,564	35,745	38,675
Total revenue	$524,577	$638,983	$1,600,864	$1,884,660

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2024	April 30, 2025
	(in thousands)
United States	$102,873	$109,156
International	33,307	34,555
Total long-lived assets	$136,180	$143,711

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

The Nutanix Cloud Platform is designed to enable organizations to build a hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, all while supporting a variety of hypervisors and container platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL and NoSQL databases and business intelligence applications), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, enterprise artificial intelligence ("AI") workloads (including machine learning and generative AI workloads), and cloud native applications (including modern, containerized applications).

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

We had a broad and diverse base of over 28,000 end customers as of April 30, 2025. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands, except percentages and end customer count)
Total revenue	$524,577	$638,983	$1,600,864	$1,884,660
Year-over-year percentage increase	16.9%	21.8%	17.0%	17.7%
Annual recurring revenue ("ARR")	$1,820,207	$2,142,969	$1,820,207	$2,142,969
Total billings	$557,285	$647,045	$1,734,901	$2,014,799
Gross profit	$444,958	$555,992	$1,357,730	$1,633,711
Non-GAAP gross profit	$453,691	$563,562	$1,386,247	$1,658,984
Gross margin	84.8%	87.0%	84.8%	86.7%
Non-GAAP gross margin	86.5%	88.2%	86.6%	88.0%
Operating expenses	$456,546	$507,347	$1,337,979	$1,492,378
Non-GAAP operating expenses	$380,415	$426,495	$1,109,607	$1,242,407
Operating (loss) income	$(11,588)	$48,645	$19,751	$141,333
Non-GAAP operating income	$73,276	$137,067	$276,640	$416,577
Operating margin	(2.2)%	7.6%	1.2%	7.5%
Non-GAAP operating margin	14.0%	21.5%	17.3%	22.1%
Net cash provided by operating activities	$96,353	$218,506	$428,234	$601,927
Free cash flow	$78,324	$203,411	$373,421	$542,394
Total end customers (1)	25,860	28,490	25,860	28,490

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue and Billings

The following table depicts the disaggregation of revenue and billings by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$486,620	$609,663	$1,498,081	$1,794,777
Professional services revenue	26,240	28,001	74,083	83,316
Other non-subscription product revenue	11,717	1,319	28,700	6,567
Total revenue	$524,577	$638,983	$1,600,864	$1,884,660
Disaggregation of billings:
Subscription billings	$515,920	$627,249	$1,617,593	$1,925,278
Professional services billings	29,648	18,477	88,608	82,954
Other non-subscription product billings	11,717	1,319	28,700	6,567
Total billings	$557,285	$647,045	$1,734,901	$2,014,799

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Subscription revenue — Subscription revenue includes any performance obligation which has a defined term and is generated from the sales of software entitlement and support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement and support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement and support subscriptions. These offerings represented approximately $254.8 million and $760.8 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively, and $279.7 million and $840.3 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $231.8 million and $737.3 million of our subscription revenue for the three and nine months ended April 30, 2024, respectively, and $330.0 million and $954.5 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $11.1 million and $26.3 million of non-portable software revenue for the three and nine months ended April 30, 2024, respectively, $0.5 million and $2.9 million of non-portable software revenue for the three and nine months ended April 30, 2025, respectively, $0.6 million and $2.4 million of hardware revenue for the three and nine months ended April 30, 2024, respectively, and $0.8 million and $3.7 million of hardware revenue for the three and nine months ended April 30, 2025, respectively.

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

Non-GAAP Financial Measures and Key Performance Measures

In addition to GAAP metrics, we regularly monitor ARR, total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

ARR, total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow are not substitutes for total revenue, gross profit, gross margin, operating expenses, operating income (loss), operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ARR, so we have not reconciled ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of total billings, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands, except percentages)
Total revenue	$524,577	$638,983	$1,600,864	$1,884,660
Change in deferred revenue	32,708	8,062	134,037	130,139
Total billings (non-GAAP)	$557,285	$647,045	$1,734,901	$2,014,799

Gross profit	$444,958	$555,992	$1,357,730	$1,633,711
Stock-based compensation	7,967	7,024	25,891	23,193
Amortization of intangible assets	766	546	2,626	2,080
Non-GAAP gross profit	$453,691	$563,562	$1,386,247	$1,658,984

Gross margin	84.8%	87.0%	84.8%	86.7%
Stock-based compensation	1.6%	1.1%	1.6%	1.2%
Amortization of intangible assets	0.1%	0.1%	0.2%	0.1%
Non-GAAP gross margin	86.5%	88.2%	86.6%	88.0%

Operating expenses	$456,546	$507,347	$1,337,979	$1,492,378
Stock-based compensation	(74,325)	(77,218)	(226,368)	(243,226)
Amortization of intangible assets	(99)	(89)	(218)	(265)
Restructuring (charges) reversals	—	—	194	—
Litigation settlement accrual and legal fees	(1,707)	(3,545)	(1,755)	(6,480)
Other	—	—	(225)	—
Non-GAAP operating expenses	$380,415	$426,495	$1,109,607	$1,242,407

Operating (loss) income	$(11,588)	$48,645	$19,751	$141,333
Stock-based compensation	82,292	84,242	252,259	266,419
Amortization of intangible assets	865	635	2,844	2,345
Restructuring charges (reversals)	—	—	(194)	—
Litigation settlement accrual and legal fees	1,707	3,545	1,755	6,480
Other	—	—	225	—
Non-GAAP operating income	$73,276	$137,067	$276,640	$416,577

Operating margin	(2.2)%	7.6%	1.2%	7.5%
Stock-based compensation	15.7%	13.2%	15.8%	14.2%
Amortization of intangible assets	0.2%	0.1%	0.2%	0.1%
Restructuring charges (reversals)	—	—	—	—
Litigation settlement accrual and legal fees	0.3%	0.6%	0.1%	0.3%
Other	—	—	—	—
Non-GAAP operating margin	14.0%	21.5%	17.3%	22.1%

Net cash provided by operating activities	$96,353	$218,506	$428,234	$601,927
Purchases of property and equipment	(18,029)	(15,095)	(54,813)	(59,533)
Free cash flow (non-GAAP)	$78,324	$203,411	$373,421	$542,394

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

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel to support our growth. As part of our investment in our growth over the long run, we plan to invest in sales and marketing, including investing in our sales and marketing teams and continuing our focus on opportunities with major accounts, large deals, and commercial accounts, as well as other sales and marketing initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, we expect that our overall sales and marketing expense will increase in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As of April 30, 2025, we considered approximately 80% of our global sales team members to be fully ramped, while the remaining approximately 20% of our global sales team members are in the process of ramping up. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include improving the efficiency of our demand generation spend, focusing on lower cost renewals, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement and support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from our software entitlement and support subscription renewals, and given our subscription-focused business model, software and support renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of April 30, 2025, approximately 77% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 9.4x greater, on average, than their initial order. This number increases to approximately 39.3x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of April 30, 2025. These multiples exclude the effect of one end customer who had a very large and irregular purchase pattern that we believe is not representative of the purchase patterns of all of our other end customers.

As of April 30, 2025, our net dollar-based retention rate ("NRR") was 110%, compared to 117% as of April 30, 2024. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Over time, our sales pipeline has evolved to include a higher mix of larger deal opportunities, which often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure. We continue to see modestly elongated average sales cycles compared to historical levels, which we believe is influenced by the macroeconomic environment and continued increased scrutiny on spend. These trends drive greater variability in our ability to land new customers and expand sales to existing customers, and our top-line results may be adversely affected.

Macroeconomic Conditions

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer and partner behavior. Macroeconomic conditions, including inflation, fluctuations in interest rates, foreign currency fluctuations, tariffs or other trade restrictions, geopolitical issues, changes in government policy or spending, and other changes in economic conditions, may adversely affect the buying patterns of our customers and prospective customers, including the length of sales cycles, our overall pipeline and pipeline conversion, and our top-line growth expectations. Due to our subscription-focused business model, any impact of the current macroeconomic environment on our business, particularly as a result of changes in our customer and partner behavior, may not be fully reflected in our results of operations until future periods, if at all. As we continue to monitor the direct and indirect impacts of the current environment, the broader implications of macroeconomic conditions on our business, results of operations and financial condition, particularly in the long term, remain uncertain.

Components of Our Results of Operations

Revenue

We generate revenue primarily from the sale of the Nutanix Cloud Platform, sold primarily as subscription term-based licenses, and which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on a server that is configured to order. Non-portable software licenses are delivered or sold alongside configured-to-order servers and can be used over the life of the associated server.

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

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales including a server from a partner, upon making the software available to the customer when not sold with a server, or as services are performed with SaaS offerings. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(in thousands)
Revenue:
Product	$255,465	$345,479	$802,047	$1,001,585
Support, entitlements and other services	269,112	293,504	798,817	883,075
Total revenue	524,577	638,983	1,600,864	1,884,660
Cost of revenue:
Product (1)(2)	8,469	6,776	28,105	23,969
Support, entitlements and other services (1)	71,150	76,215	215,029	226,980
Total cost of revenue	79,619	82,991	243,134	250,949
Gross profit	444,958	555,992	1,357,730	1,633,711
Operating expenses:
Sales and marketing (1)(2)	245,901	260,402	717,926	775,185
Research and development (1)	159,220	186,413	471,596	543,157
General and administrative (1)	51,425	60,532	148,457	174,036
Total operating expenses	456,546	507,347	1,337,979	1,492,378
(Loss) income from operations	(11,588)	48,645	19,751	141,333
Other income (expense), net	659	15,954	(2,520)	25,172
(Loss) income before provision for income taxes	(10,929)	64,599	17,231	166,505
Provision for income taxes	4,687	1,236	15,905	16,789
Net (loss) income	$(15,616)	$63,363	$1,326	$149,716

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,576	$401	$5,201	$2,425
Support, entitlements and other services cost of revenue	6,391	6,623	20,690	20,768
Sales and marketing	18,901	19,513	61,110	61,558
Research and development	38,719	42,162	117,664	132,489
General and administrative	16,705	15,543	47,594	49,179
Total stock-based compensation expense	$82,292	$84,242	$252,259	$266,419

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$766	$546	$2,626	$2,080
Sales and marketing	99	89	218	265
Total amortization of intangible assets	$865	$635	$2,844	$2,345

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2025	2024	2025
	(as a percentage of total revenue)
Revenue:
Product	48.7%	54.1%	50.1%	53.1%
Support, entitlements and other services	51.3%	45.9%	49.9%	46.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	1.6%	1.1%	1.8%	1.3%
Support, entitlements and other services	13.6%	11.9%	13.4%	12.0%
Total cost of revenue	15.2%	13.0%	15.2%	13.3%
Gross profit	84.8%	87.0%	84.8%	86.7%
Operating expenses:
Sales and marketing	46.9%	40.8%	44.8%	41.1%
Research and development	30.4%	29.2%	29.5%	28.8%
General and administrative	9.8%	9.5%	9.3%	9.2%
Total operating expenses	87.1%	79.5%	83.6%	79.1%
(Loss) income from operations	(2.3)%	7.5%	1.2%	7.6%
Other income (expense), net	0.1%	2.5%	(0.2)%	1.3%
(Loss) income before provision for income taxes	(2.2)%	10.0%	1.0%	8.9%
Provision for income taxes	0.9%	0.2%	1.0%	0.9%
Net (loss) income	(3.1)%	9.8%	0.0%	8.0%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Nine Months Ended April 30, 2024 and 2025

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Product	$255,465	$345,479	$90,014	35%	$802,047	$1,001,585	$199,538	25%
Support, entitlements and other services	269,112	293,504	24,392	9%	798,817	883,075	84,258	11%
Total revenue	$524,577	$638,983	$114,406	22%	$1,600,864	$1,884,660	$283,796	18%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
U.S.	$283,842	$346,102	$62,260	22%	$882,790	$1,046,105	$163,315	18%
Europe, the Middle East and Africa	147,065	172,415	25,350	17%	423,566	504,954	81,388	19%
Asia Pacific	82,502	106,902	24,400	30%	258,763	294,926	36,163	14%
Other Americas	11,168	13,564	2,396	21%	35,745	38,675	2,930	8%
Total revenue	$524,577	$638,983	$114,406	22%	$1,600,864	$1,884,660	$283,796	18%

Product revenue increased by approximately $90.0 million, or 35%, and $199.5 million, or 25%, for the three and nine months ended April 30, 2025, respectively, as compared to the respective prior year periods, due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, entitlements and other services revenue increased by approximately $24.4 million, or 9%, and $84.3 million, or 11%, for the three and nine months ended April 30, 2025, respectively, as compared to the respective prior year periods, in conjunction with the growth of our end customer base, which grew approximately 10% from April 30, 2024 to April 30, 2025, and the related software entitlement and support subscription contracts and renewals.

For the three and nine months ended April 30, 2024, the total average contract duration was approximately 3.0 years and 2.9 years, respectively. For both the three and nine months ended April 30, 2025, the total average contract duration was approximately 3.1 years. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Cost of product revenue	$8,469	$6,776	$(1,693)	(20)%	$28,105	$23,969	$(4,136)	(15)%
Product gross margin	96.7%	98.0%			96.5%	97.6%
Cost of support, entitlements and other services revenue	$71,150	$76,215	$5,065	7%	$215,029	$226,980	$11,951	6%
Support, entitlements and other services gross margin	73.6%	74.0%			73.1%	74.3%
Total gross margin	84.8%	87.0%			84.8%	86.7%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of product revenue

Cost of product revenue decreased for the three and nine months ended April 30, 2025, as compared to the respective prior year periods, due primarily to lower stock-based compensation expense as well as decreases in overhead resulting from lower software license and support costs and depreciation expense. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by approximately 1.3 percentage points and 1.1 percentage points for the three and nine months ended April 30, 2025, respectively, as compared to the respective prior year periods, due primarily to product revenue increasing while cost of product revenue decreased.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased for the three and nine months ended April 30, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization as well as an increase in bonus expense.

Support, entitlements and other services gross margin increased by approximately 0.4 percentage points and 1.2 percentage points for the three and nine months ended April 30, 2025, respectively, as compared to the respective prior year periods, due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$245,901	$260,402	$14,501	6%	$717,926	$775,185	$57,259	8%
Percent of total revenue	46.9%	40.8%			44.8%	41.1%

Sales and marketing expense increased for the three and nine months ended April 30, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including commissions expense, resulting from the 5% growth in our sales and marketing headcount from April 30, 2024 to April 30, 2025.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Research and development	$159,220	$186,413	$27,193	17%	$471,596	$543,157	$71,561	15%
Percent of total revenue	30.4%	29.2%			29.5%	28.8%

Research and development expense increased for the three and nine months ended April 30, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 9% growth in our R&D headcount from April 30, 2024 to April 30, 2025, as well as higher depreciation expense related to property, plant and equipment additions during the period.

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
General and administrative	$51,425	$60,532	$9,107	18%	$148,457	$174,036	$25,579	17%
Percent of total revenue	9.8%	9.5%			9.3%	9.2%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative expense increased for the three and nine months ended April 30, 2025, as compared to the respective prior year periods, due primarily to higher personnel-related costs, including stock-based compensation expense, resulting from the 12% growth in our G&A headcount from April 30, 2024 to April 30, 2025, as well as higher legal and outside services costs and higher technical costs related to software licenses and support, partially offset by lower depreciation expense.

Other (Expense) Income, Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Interest income, net	$18,796	$17,988	$808	4%	$51,831	$43,022	$8,809	17%
Amortization of debt discount and issuance costs and interest expense	(16,876)	(2,950)	(13,926)	(83)%	(49,874)	(5,370)	(44,504)	(89)%
Inducement expense	—	—	—	0%	—	(11,347)	11,347	100%
Other	(1,261)	916	(2,177)	(173)%	(4,477)	(1,133)	(3,344)	(75)%
Other (expense) income, net	$659	$15,954	$(15,295)	(2,321)%	$(2,520)	$25,172	$(27,692)	(1,099)%

Other (expense) income, net decreased for the three months ended April 30, 2025, as compared to the prior year period, due primarily to a decrease in interest expense related to our convertible notes, as the 2026 Notes were converted during the fiscal quarter ended July 31, 2024.

Other (expense) income, net decreased for the nine months ended April 30, 2025, as compared to the prior year period, due primarily to a decrease in interest expense related to our convertible notes, as the 2026 Notes were converted during the fiscal quarter ended July 31, 2024, partially offset by approximately $11.3 million of inducement expense recognized during the fiscal quarter ended January 31, 2025 related to the partial repurchase of the 2027 Notes and an increase in interest income on our investments.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2024	2025	$	%	2024	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$4,687	$1,236	$(3,451)	(74)%	$15,905	$16,789	$884	6%

The decrease in the income tax provision for the three months ended April 30, 2025, as compared to the prior year period, was due primarily to the tax benefits recognized related to the release of FIN 48 liabilities as a result of the expiration of a statute of limitations, partially offset by higher U.S. taxable income and higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions.

The increase in the income tax provision for the nine months ended April 30, 2025, as compared to the prior year period, was due primarily to an increase in our U.S. taxable income and higher foreign taxes as a result of higher taxable earnings in foreign jurisdictions, partially offset by the release of FIN 48 liabilities and excess tax benefits on stock options and restricted stock units.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of April 30, 2025, we had approximately $872.6 million of cash and cash equivalents and $1,009.9 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of April 30, 2025, we had accounts receivable of approximately $270.2 million, net of allowances of $1.8 million. We also have $497.1 million available under our revolving credit agreement.

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

On February 12, 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of April 30, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of April 30, 2025, we were in compliance with the financial covenant. For additional information, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Revolver, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and convertible notes servicing and repayment requirements for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; and market, economic and financial conditions (including inflation and interest rates). Holders of the 2027 Notes or the 2029 Notes will be entitled to convert their 2027 Notes or 2029 Notes under certain circumstances as described in Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If one or more holders elect to convert their 2027 Notes or 2029 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$428,234	$601,927
Net cash used in investing activities	(173,828)	(726,082)
Net cash (used in) provided by financing activities	(170,019)	341,119
Net increase in cash, cash equivalents and restricted cash	$84,387	$216,964

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $601.9 million for the nine months ended April 30, 2025, compared to approximately $428.2 million for the nine months ended April 30, 2024. The increase in cash provided by operating activities for the nine months ended April 30, 2025 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of approximately $173.8 million for the nine months ended April 30, 2024 included approximately $740.0 million of short-term investment purchases, $54.8 million of purchases of property and equipment and $4.5 million of cash paid for acquisitions, partially offset by approximately $625.5 million of maturities of short-term investments.

Net cash used in investing activities of approximately $726.1 million for the nine months ended April 30, 2025 included approximately $941.4 million of short-term investment purchases and $59.5 million of purchases of property and equipment, partially offset by approximately $272.8 million of maturities of short-term investments and $2.0 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of approximately $170.0 million for the nine months ended April 30, 2024 included approximately $111.6 million of taxes paid related to the net share settlement of equity awards, $106.1 million of repurchases of our Class A common stock, and $2.9 million of payments for finance lease obligations, partially offset by approximately $50.7 million of proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of approximately $341.1 million for the nine months ended April 30, 2025 included approximately $848.0 million of net proceeds from the issuance of the 2029 Notes and $68.5 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by approximately $257.9 million of repurchases of our Class A common stock, $212.9 million of taxes paid related to the net share settlement of equity awards, $95.5 million related to the partial repurchase of the 2027 Notes, $3.4 million of third-party debt issuance costs related to the issuance of the 2029 Notes, $2.9 million of payments for finance lease obligations, and $2.8 million of issuance costs related to the Revolver.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Material Cash Requirements and Other Obligations

The following table summarizes our material cash requirements and other obligations as of April 30, 2025:

	Payments Due by Period
	Total	Less than 1 Year	1 Year to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Principal, interest and fees payable on debt (1)	$1,364,230	$1,730	$500,000	$862,500	$—
Operating leases (undiscounted basis) (2)	187,659	34,854	78,665	69,722	4,418
Other commitments (3)	153,453	148,685	4,684	84	—
Guarantees with contract manufacturers	86,925	86,925	—	—	—
Total	$1,792,267	$272,194	$583,349	$932,306	$4,418

(1)
Includes accrued interest on the 2027 Notes and 2029 Notes and fees associated with the Revolver. For additional information regarding the 2027 Notes, the 2029 Notes, and the Revolver, refer to Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

As of April 30, 2025, we had accrued liabilities related to uncertain tax positions, which are reflected on our condensed consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed in the table above, as it is uncertain if or when such amounts will ultimately be settled.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $50.5 million and $55.6 million for the nine months ended April 30, 2024 and 2025, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

On February 12, 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of April 30, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of April 30, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Servicing and repaying our debt, including the 2027 Notes and 2029 Notes and any borrowings under the Revolver, may require a significant amount of cash, and we may not have sufficient cash to pay our indebtedness.

As of January 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes (collectively, the “Notes”). The 2027 Notes bear interest at a rate of 0.25% per annum (with such interest payable semi-annually in arrears on each April 1 and October 1), and the 2029 Notes bear interest at a rate of 0.50% per annum (with such interest payable semi-annually in arrears on each June 15 and December 15). In addition, borrowings under the Revolver will bear interest at a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based upon our total leverage ratio, payable at regular intervals as set forth in the Revolver. Our ability to make scheduled payments in respect of, or to refinance our, indebtedness may depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive, restructuring debt, or selling assets. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Higher prevailing interest rates and/or a tightening supply of credit would adversely affect the terms upon which we would be able to refinance our indebtedness, if at all. As a result, we may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, the Revolver contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case, from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default, which could result in the acceleration of our debt.

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

In February 2025, we entered into the Revolver. The Revolver includes covenants that limit our ability to, among other things, incur liens, make investments, incur indebtedness, merge or consolidate with other companies, sell substantially all of our assets, make restricted payments, undergo certain fundamental changes, and prepay subordinated debt. In addition, the Revolver contains a financial covenant that requires us to maintain compliance with a maximum consolidated total leverage ratio, calculated as set forth in the Revolver and tested at the end of each fiscal quarter. As a result of these restrictions, we may be limited in how we conduct business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. Our ability to comply with these covenants depends on many factors, some of which are beyond our control. The Revolver contains various events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, material judgments, and events constituting a change of control, in each case subject to thresholds and cure periods as set forth in the Revolver. Upon the occurrence and during the continuance of such an event of default, our lenders would have the right to terminate their commitments and accelerate our obligations under the Revolver as well as exercise other rights and remedies provided for under the Revolver, the other loan documents and applicable law. If outstanding borrowings under the Revolver were to be accelerated, we may not have sufficient cash on hand or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended April 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
February 1 - 28, 2025	—	$—	—	$198,913
March 1 - 31, 2025	262	$70.15	262	$180,519
April 1 - 30, 2025	309	$61.90	309	$161,413
Total	571		571

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended April 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

NUTANIX, INC.

Date: June 3, 2025	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)