Form 10-K
period 2025-07-31
Nutanix, Inc.
filed 2025-09-24
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2025 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $18.3 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2025, the registrant had 268,800,007 shares of Class A common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2025 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2025.

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
•
our investment in initiatives that support the long-term growth of our business, including the development of our solutions and sales and marketing efforts aimed at capitalizing on market opportunities, while also focusing on improving our operating cash flow through operational efficiencies, including in our go-to-market functions;
•
our plan to continue investing in sales and marketing functions, including initiatives focused on opportunities with major accounts, large deals, and commercial accounts, as well as other initiatives to increase our pipeline growth;
•
our plan to continue investing in our global research and development teams to support enhancements to our solutions, improve integration with ecosystem partners and expand the range of technologies and features available through our platform;
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
•
our expectations regarding opportunities and risks associated with artificial intelligence ("AI");
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
•
sustaining profitable growth;

ii

•
fluctuations in revenue and cost of revenue;
•
our expectations regarding the sufficiency of our cash, cash equivalents and short-term investments, available borrowing capacity under our revolving credit facility, and our expected net cash provided by operating activities for at least the next 12 months;
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

iii

PART I

ITEM 1. Business

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a hybrid multicloud computing leader, offering organizations a unified software platform for running applications and AI and managing data anywhere. Our vision is to simplify the deployment and operation of the increasingly distributed landscape of apps and data while freeing organizations to focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of new technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, while supporting customer choice across server platforms, storage options, public and managed clouds, and container and virtualization platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL, NoSQL, and vector databases and business intelligence applications), enterprise AI workloads (including machine learning, generative AI, and agentic AI), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, and cloud native applications (including modern, containerized applications).

We originally pioneered hyperconverged infrastructure ("HCI") to break down legacy silos by merging compute, storage and networking into a single software-defined data center platform. We continued to innovate and developed Nutanix AHV, our native hypervisor that offers enterprise-grade virtualization and built-in Kubernetes support. To provide our customers with more choice, we further engineered our software solutions to run on a variety of server platforms and with a variety of external storage providers. Most recently, we have extended our software platform support to include external storage from qualified partners. To provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs, we reshaped our licensing by completing a transition to a subscription-based business model. In addition to enabling enterprise AI and simplifying hybrid multicloud deployments, we have a further long-term vision to enable developers to build modern container-based applications once and run them anywhere through Project Beacon, our multi-year effort to provide consistent Kubernetes platform management and data-centric platform services across clouds.

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

The Nutanix Cloud Platform

The Nutanix Cloud Platform delivers a set of software products, solutions and services to enable our customers to run and manage their private cloud, edge, public cloud, managed cloud, and hybrid multicloud environments. The Nutanix Cloud Platform’s scale-out architecture, common operating model across locations, enterprise-grade data services and freedom of infrastructure choice enable organizations to standardize on the Nutanix Cloud Platform as a single cloud platform to run a wide variety of workloads.

Nutanix Cloud Infrastructure (NCI) is a distributed HCI for enterprise IT applications. NCI software combines compute, storage, and networking resources from a cluster of servers into a single logical pool with integrated resiliency, security, performance, and simplified administration. NCI includes the following underlying features and services:

•
Nutanix AOS is the scale-out storage technology that makes HCI possible, delivering enterprise-grade capabilities via a highly distributed software architecture that runs on commodity x86 servers. Nutanix AOS includes integrated snapshots, replication, and disaster recovery that can be used with block, file, and object storage and for both virtual machines and containers. AOS can be run on virtual machines such as AHV and in containers such as AWS EKS, enabling customers to leverage AOS storage for both virtualized and containerized applications.
•
Nutanix AHV is our enterprise hypervisor—a modern and secure virtualization solution designed to power virtual machines and containers for application and cloud native workloads. It is a core component of NCI.
•
Nutanix Data Services for Kubernetes offers enterprise data services such as data protection, recovery, migration, cloning, and copy data management for containerized, modern applications on Kubernetes.
•
Flow Network Security is a stateful, distributed firewall providing microsegmentation to secure network traffic between applications.
•
Flow Virtual Networking provides software-defined networking with multi-tenant isolation, hybrid cloud networking, self-service provisioning, and IP address preservation.
•
Nutanix Cloud Clusters (NC2) enables organizations to run and manage applications across on-premises and multiple public clouds in a consistent manner. NC2 empowers IT operators to place workloads in their clouds of choice with ease of deployment and migration, delivering flexibility and portability across public clouds.
•
Nutanix Central provides management of the Nutanix hybrid multicloud environment, providing global visibility and simplified governance through a single console with federated access and seamless navigation across on-premises and public cloud deployments.
•
Nutanix Prism is the unified control plane and UI that provides centralized management for end-to-end IT infrastructure management and operations.

Nutanix Cloud Manager (NCM) is a unified management solution for providing intelligent operations, self-service and orchestration, security compliance and visibility, and control of cloud costs. NCM includes the following underlying features and services:

•
NCM Intelligent Operations optimizes capacity, proactively detects performance anomalies, and automates operational tasks.
•
NCM Self-Service and Orchestration streamlines how teams manage, deploy, and scale applications across hybrid clouds with self-service, automation, and centralized role-based governance.
•
NCM Cost Governance drives financial accountability with intelligent resource sizing and accurate visibility into multicloud metering and chargeback.
•
Nutanix Security Central unifies cloud security operations to help organizations simplify security planning, define microsegmentation policies, and enforce regulatory compliance for zero trust.

Nutanix Kubernetes Platform (NKP) is an enterprise-grade Kubernetes platform that enables organizations to accelerate app development without lock-in. NKP brings resiliency, security, and Day 2 operations to cloud native applications through a complete, open, and enterprise-grade Kubernetes platform. NKP accelerates app delivery with an intelligent platform that standardizes management for fleets of clusters across public clouds, data centers, and the edge.

Nutanix Unified Storage (NUS) is a software-defined data services platform that consolidates access and management of siloed block, file, and object storage into a single platform. Powered by data services such as analytics, ransomware protection, lifecycle management, and data protection, NUS enables organizations to adapt to fast-changing applications' needs and shift their management focus from data storage to more strategic global data management. NUS includes the following underlying features and services:

•
Nutanix Files Storage is a software-defined scale-out file storage solution, enabling organizations to store, manage, and scale unstructured data by consolidating storage silos onto a single platform, while keeping it secure with integrated cybersecurity and ransomware protection.
•
Nutanix Objects Storage is a scale-out S3-compatible object storage solution for modern cloud native and big data applications, offering intuitive operations, high performance, security, and flexibility for multicloud deployments.
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

Nutanix Database Service (NDB) is a platform that automates management of diverse database environments with a database-as-a-service platform functionality across on-premises and public cloud environments. NDB automates database lifecycle management and integrates with cloud native development processes.

Nutanix Enterprise AI (NAI) is a centralized inferencing control plane that is secure and sovereign, helping standardize generative AI infrastructure across an organization to create adaptive AI factories and agents. NAI can provide inferencing on any CNCF Kubernetes, running across public clouds, data centers, and the edge, with Day 2 operations, security, and resilience.

•
GPT-in-a-Box is a full-stack, validated solution that delivers resilient, centralized AI infrastructure with built-in privacy and security, simplifying Day 2 operations. GPT-in-a-Box helps provide consistent data services for structured and unstructured data, multicloud Kubernetes fleet management, and a zero trust framework. Organizations can choose their preferred hardware—on-premises or in the public cloud—with support for a range of AI accelerators including GPUs and CPUs. GPT-in-a-Box also includes a comprehensive set of services to facilitate deployment.

Delivery of Our Solutions

The Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public or managed clouds, running on a variety of qualified hardware platforms, in popular public cloud environments such as Amazon Web Services ("AWS"), Microsoft Azure ("Azure") and Google Cloud (currently in public preview and expected to become generally available in the future) through NC2, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately and typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions have durations extending up to five years. Our customers generally purchase their qualified hardware platforms for deployment of our software from one of our channel partners or original equipment manufacturers ("OEMs").

The Nutanix Cloud Platform typically includes support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and SaaS subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

Our Partners

We have established relationships with our channel, OEM, ecosystem and cloud partners, all of which help to drive the sale and adoption of our solutions with our end customers. Our solutions can be purchased through one of our channel partners or OEMs.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos, and global systems integrators. Our top two distributors to our end customers represented 48%, 47% and 41% of our total revenue for fiscal 2023, 2024 and 2025, respectively.

OEM Partners. Our software can run on qualified hardware from Cisco Systems, Inc. ("Cisco"), Dell Technologies ("Dell"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE"), and Lenovo Group Ltd. ("Lenovo"), as part of Cisco Compute Hyperconverged with Nutanix, Dell XC, Fujitsu XF, HPE DX, and Lenovo Converged HX, respectively. HPE also delivers our software with HPE DX servers as a service through the HPE GreenLake offering. Our OEM partners sell our solutions to end customers. We have also developed a new solution with Dell involving the integration of the Nutanix Cloud Platform and Dell PowerFlex (which is the first external storage supported and integrated with Nutanix AHV and our platform) as well as with Cisco to certify Cisco UCS blade servers to enable organizations to repurpose existing deployed servers that are qualified to run Nutanix AHV.

Ecosystem Partners. We have developed relationships with a broad range of leading technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner and AI Partner arms of our Elevate Partner Program, our developer, application, networking and security, data protection, hardware, and infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. Such integrations enable a simpler deployment and consumption experience for our customers in their environments and increase adoption of our platform. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers, including partnerships with Advanced Micro Devices, Inc., Citrix Systems, Inc., Intel Corporation, Nvidia Corporation, Omnissa, LLC, Palo Alto Networks, Inc., and Pure Storage, Inc. In addition, we work closely with our technology partners through co-marketing and lead generation activities in an effort to broaden our marketing reach and help us win new customers while retaining existing ones.

Cloud Partners. Our partnerships with leading public cloud providers support our vision of a hybrid multicloud. NC2 extends the availability of our core HCI software and other solutions to AWS and to Microsoft Azure. In May 2025, we announced the public preview of NC2 on Google Cloud, further expanding the reach of our platform across leading public cloud providers.

Our Support Programs

Product Support. We offer varying levels of software support to our customers based on their needs. We also offer hardware support for customers who purchase the Nutanix-branded NX configured-to-order hardware platforms.

Professional Services. We provide consulting and implementation services to customers through our professional services team for assessment, design, deployment, and optimizing of their Nutanix environments.

Our End Customers

We have end customers across a broad range of industries, such as financial services, retail, manufacturing, public sector, automotive and other transportation, consumer goods, education, energy, healthcare, media, technology, and telecommunications. We also sell to service providers, which also use the Nutanix Cloud Platform to provide a variety of cloud-based services to their customers. We had a broad and diverse base of over 29,000 end customers as of July 31, 2025. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Growth Strategy

Key elements of our current growth strategy include:

•
Landing new end customers. We intend to continue to grow our customer footprint through targeted investments in sales and marketing, our network of channel partners, and strengthening our OEM partnerships. In addition, we believe that the recent expansion of our platform to support external storage and the strengthening of our Kubernetes capabilities help enable us to address a broader range of customer infrastructure needs and deployment preferences. We believe that our evolving platform and product portfolio will enable us to address a larger customer base.
•
Expanding sales to existing end customers. Our end customers typically deploy our technology initially for a specific workload. Our sales teams and channel partners then target follow-on opportunities to drive additional purchases by expanding capacity for the existing workload, targeting new workloads, upselling higher product tiers, and cross-selling new products. We believe this land-and-expand strategy enables us to expand our footprint within our existing customer base. We also believe that our platform's recent expansion to support external storage and strengthened Kubernetes capabilities drive opportunities to expand with existing end customers.
•
Driving renewals and retention in existing end customers. In addition to our land-and-expand strategy, as part of our subscription-based business model, we intend to continue to focus on adoption and renewals among our existing customer base. Our focus on adoption drives customer value and stickiness. Our renewals are associated with lower sales costs as compared to landing new customers or expanding into our existing customer base, and help us drive profitable growth.

•
Building on our hybrid multicloud vision. We intend to continue investing in our vision to make the Nutanix Cloud Platform the platform of choice to run applications and manage data, anywhere. We believe our platform can enable customers to accelerate their strategic initiatives to modernize legacy lT infrastructure and deploy modern applications and enterprise AI.
•
Deepening engagement with channel, OEM, cloud, and ecosystem partners. We have established strong partnerships, and driven commercial success with several major channel, OEM, cloud, and ecosystem partners. We intend to continue to deepen relationships with existing channel and OEM partners and expand our partner ecosystem globally, while also supporting deployment of our software on qualified hardware and hosted services.
•
Driving profitable growth. We intend to continue to invest in our growth, while balancing such growth against our operating expenses. By maintaining this balance, we believe we can sustain profitable growth. Key drivers of profitable growth include landing new customers, a growing base of renewals, expansions with existing customers, leveraging our partner and alliance ecosystem, and a continued focus on improving operational efficiencies across sales, marketing, and research and development.

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

Marketing. Our marketing team enables our global sales force and sales via our partner ecosystem. Our marketing focuses on educating our customers, prospects, partners, media and analysts, and influencers about the benefits and business outcomes our cloud software platform and solutions can deliver. The breadth of our product portfolio allows us to engage multiple buyer and user personas across the organization, including senior executives, IT professionals, and developers. Over the past year, we have focused on driving market awareness of our virtualization, cloud native, and enterprise AI-ready capabilities amid ongoing industry disruption. In addition, we continue to drive market awareness of our evolution from a pioneer in HCI to a provider of a unified platform that helps enterprises manage the growing complexity of virtualized, containerized and enterprise AI workloads across hybrid multicloud environments. We seek to create and capture buyer demand through a variety of outbound and inbound marketing programs that include email, digital marketing, corporate and third-party events that generate customer and prospect awareness - including our annual user event, .NEXT, in-person and virtual demand generation activities, social media outreach, media and analyst relations activities, learning certifications, community programs, platform test drives, thought leadership, and our website. Our robust community empowers customers and partners to share and discuss best practices for leveraging our solutions as well as network with peers. We foster strategic marketing partnerships with our ecosystem of technology, channel, OEM, system integrator, and service provider partners to expand market reach, increase brand awareness, and drive business growth. Through our unified Elevate Partner Program, we offer qualified partners access to market development funds, co-branded marketing campaigns, joint demand programs, and comprehensive learning paths.

Research and Development

Our research and development efforts are focused primarily on enhancing our existing technologies, developing new technologies in current and adjacent markets, and supporting existing end customer deployments. Our research and development teams include distributed systems software engineers, platform engineers, systems engineers, user interface engineers and user experience designers. A large portion of our research and development team is based in San Jose, California and India. We also maintain research and development centers in North Carolina, Serbia, Washington, Germany, Mexico, and the United Kingdom. We plan to dedicate significant resources to our continued research and development efforts and intend to continue to invest in our global research and development teams to support enhancements to our solutions, improve integration with ecosystem partners, and expand the range of technologies and features available through our platform. We believe that these investments will support our long-term growth strategy, although they may result in increased expenses and adversely affect our profitability in the near term.

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series hardware platforms are manufactured by Super Micro Computer, Inc. ("Supermicro"). Supermicro designs, assembles and tests the Nutanix-branded NX series hardware platforms and it procures the components used in the NX series hardware platforms directly from third-party suppliers. Our agreement with Supermicro automatically renews annually in May for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment for certain end customers, but do not hold inventory.

Competition

We operate in the intensely competitive cloud infrastructure and platform services markets and compete with a broad range of companies that sell software and hardware to build and operate private clouds, integrated systems and standalone storage and servers, as well as cloud services providers and managed service providers. These markets are characterized by constant change, rapid innovation, and evolving licensing and consumption models. We face competition from a broad range of providers, including, among others:

•
software providers that offer virtualization, containerization, infrastructure and management products to build and operate enterprise and hybrid clouds, such as VMware by Broadcom, Microsoft, and Red Hat;
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Azure; and
•
traditional IT systems vendors, such as Dell, Fujitsu, HPE, Hitachi Vantara, Lenovo, Pure Storage, Inc., NetApp, Inc., and Huawei Technologies Co., Ltd., many of which offer integrated systems that bundle servers, storage and networking solutions, as well as standalone server and storage products.

Competition generally varies by workload and customer segment, and customers often evaluate multiple alternatives simultaneously. Several of our competitors are also our partners, resellers, or OEMs in certain offerings. As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product and service offerings, acquire or invest in competing businesses or emerging technologies, offer differentiated pricing terms, bundle their products with other products and capabilities (including AI, machine learning, generative AI, and emerging agentic AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise leverage their scale, brand recognition or ecosystem relationships to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

We believe the principal competitive factors in our market include:

•
platform features and capabilities;
•
system scalability, performance and resiliency;
•
the ecosystem of certified applications, services, and solutions for our platform;
•
management and operations, including provisioning, troubleshooting, analytics, automation, and upgrades;
•
total cost of ownership over the lifetime of the technology;
•
customer freedom of choice over, and product interoperability with, third-party applications, infrastructure software, infrastructure systems, and platforms and public clouds;
•
the ability to compete with incumbent vendors whose deeply integrated solutions and long-term commercial arrangements may limit customer flexibility and increase switching costs;
•
application mobility across disparate silos of enterprise computing, including public and private cloud infrastructure; and
•
quality of customer experience, including ease-of-use, support and professional services.

We have also strategically expanded into a number of markets that are adjacent to our core HCI market, both through the expansion in hybrid multicloud environments as well as through our addition of new functionality and features in our platform and through portfolio products. These adjacent markets include areas such as Kubernetes management and data and platform services, AI platform services, cloud disaster recovery, data security, governance and compliance, cloud management, files and object storage, and database automation and database-as-a-service. Competitors in these markets include large, sophisticated companies that may have more experience or longer operating histories in these markets as well as new entrants.

We believe that we are positioned favorably against our competitors based on these factors. However, many of our competitors have substantially greater financial, technical and other resources, greater brand recognition, larger sales forces and marketing budgets, a larger existing customer base, broader distribution, and larger and more mature intellectual property portfolios.

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2025, we had 578 U.S. patents that have been issued and 159 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2033 and 2045. We also leverage some open source software in most of our products. See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through May 2030, we currently lease approximately 215,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would be able to lease suitable additional space to accommodate our operations.

Government Regulation

Our business activities are subject to various federal, state, local, and foreign laws, rules and regulations. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations or competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, acquisitions, AI-related governance, data protection and data privacy, climate, employment and labor, and taxes could have a material impact on our business in subsequent periods. See Item 1A, "Risk Factors," for further discussion of risks related to the potential impact of government regulation on our business.

Employees and Human Capital

We had approximately 7,800 employees worldwide as of July 31, 2025. None of our employees in the United States are represented by a labor organization or are a party to any collective bargaining arrangement. In certain European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We have never had a work stoppage and we consider our relationship with our employees to be good.

We understand the importance of human capital and prioritize building our culture, talent development, and compensation and benefits. Our human capital resources objectives include attracting, retaining, and rewarding talent, as well as promoting the development and integration of our existing and new employees. The principal objectives of our equity and cash incentive plans are to attract, retain and reward personnel through stock-based and cash-based compensation awards, to drive stockholder value and the success of our company by motivating such individuals to align their work to company goals, and to perform to the best of their abilities and to achieve our objectives.

Culture

Our values are the framework that defines our culture and shape how we engage with one another, approach challenges, and work toward solutions:

•
Hungry – We are relentlessly driven to innovate, improve, and lead.
•
Humble – We stay grounded, always learning from each other and our customers.
•
Honest – Transparency, trust, and integrity guide every interaction.
•
with Heart – We approach every challenge with empathy, compassion, and a commitment to making a positive impact.

Our culture principles also shape the way we work and define how we engage with each other and with our customers. These principles are designed to drive performance, foster innovation, and ensure that we remain focused on delivering value, both to our employees and our stakeholders:

•
We Own It – We take accountability for our actions, results, and decisions.
•
We Work as One Team – Collaboration is key. We work together to achieve common goals and celebrate our collective success.
•
We Obsess About Our Customers' Success – Our customers’ success is our success. Everything we do is aimed at driving value for them.
•
We Think Long-Term – We prioritize sustainability, future-focused growth, and enduring impact over short-term wins.

Total Rewards

We believe a robust and competitive Total Rewards portfolio is essential to attracting and retaining diverse talent that moves Nutanix forward. Our comprehensive reward programs offer physical, mental/emotional, and financial support to our employees and their families. We regularly review our programs and encourage employee feedback about the rewards they value most. We tailor rewards programs specifically based on local market practice and the competitive landscape. We provide a range of globally-available support programs, such as an Employee Assistance Program, online health engagement, and child development support.

Health, Wellness, and Safety

The health and safety of employees and others on our property are a top priority. We also focus on compliance with all health and safety laws applicable to our business. To that end, appropriate requirements are implemented, as needed, in order to comply with public health or safety obligations. We have a physical security policy applicable to all our employees with a global physical security team that is empowered to protect the safety of our employees in the event of emergencies or disasters. In addition, we work with our employees and facilities management at our office locations to ensure that work areas are kept safe and free of hazardous conditions. Employees are required to be conscientious about workplace safety. In compliance with applicable laws, and to promote the concept of a safe workplace, we maintain an Injury and Illness Prevention Program. We also continue to support the well-being and continued development of our employees by offering well-being days, during which all employees may enjoy private time away from work requirements.

Growth and Development

We challenge our employees to constantly learn, continuously improve and evolve -- and to that end we invest in resources to foster a learning culture throughout our company. We empower our employees to drive their own personal and professional growth by equipping them with onboarding and learning programs. Our learning programs include digital learning, speed coaching, customized learning workshops, manager enablement and skills training for current, new and future managers, training on culture, language learning programs, and employee wellness programs. We believe that by empowering our employees as they strive to grow personally and professionally, we will be able to build a flexible and resilient workforce and maintain and nurture a robust pipeline of talent to fuel our future growth and strategy.

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

Available Information

Our website is located at www.nutanix.com and our investors relations website is located at ir.nutanix.com. We file reports with the Securities and Exchange Commission ("SEC"), which maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are made available free of charge on the investor relations portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has, or will have, all of our public filings, including this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership-related filings. We use our investor relations website as well as social media as channels of distribution for important company information. For example, webcasts of our earnings calls and certain events we participate in or host with members of the investment community are on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events, and our press and earnings releases, on our investor relations website. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media and others interested in our company to review the information we post on social media channels listed on our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our corporate governance guidelines, board committee charters and code of business conduct and ethics, is also available on our investor relations website under the heading "Governance Documents." Information contained on or accessible through our websites is neither a part of nor incorporated by reference into this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC, and any references to our websites and the inclusion of our website addresses in this Annual Report on Form 10-K are intended to be inactive textual references only.

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
•
our ability to capitalize on opportunities arising from Broadcom’s acquisition of VMware and related changes to its product portfolio and business model;
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
•
any changes to, or failure to comply with, laws and regulations, as well as the impact of any regulatory investigations and enforcement actions and other legal proceedings; and
•
complex and evolving U.S. and foreign privacy, data use and data protection, content, competition, consumer protection, and other laws and regulations.

Risks Related to Our Convertible Senior Notes and Revolving Credit Facility

•
our ability to service and repay our outstanding convertible notes, including the sufficiency of our cash, or our ability to raise necessary funds, to settle conversions of the notes, repay the notes at maturity, or repurchase the notes upon a fundamental change;
•
our ability to comply with the covenants in and service any borrowings under our revolving credit facility; and
•
the impact of certain provisions of our outstanding convertible notes on our financial condition and operating results, as well as the value of the notes and the price of our securities.

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

Risks Related to Our Business and Industry

We have a history of losses, and we may not be able to maintain profitability on a GAAP or non-GAAP basis.

We have incurred GAAP net losses in annual periods from our inception through fiscal 2024, including GAAP net losses of $254.6 million and $124.8 million for fiscal 2023 and 2024, respectively. While we generated GAAP net income in fiscal 2025 and non-GAAP net income in fiscal 2023, fiscal 2024, and fiscal 2025, we may not be able to sustain profitability in future periods. As of July 31, 2025, we had an accumulated deficit of $4.9 billion. We expect to continue making significant investments to grow our business. If we fail to grow our revenue or manage our operating expenses effectively, we may not be able to continue generating net income on a GAAP or non-GAAP basis.

Our continued focus on growth may negatively impact our ability to achieve or maintain profitability in the near term.

We intend to continue balancing our growth against our operating expenses. However, maintaining this balance may make it challenging to sustain profitability on a GAAP basis over time. Further, expenditures related to expanding our research and development efforts, sales and marketing efforts, infrastructure and other such investments may not ultimately grow our business, revenue or result in continued profitability. Although we achieved GAAP profitability in fiscal 2025, we did not do so in prior years, and there is no assurance that we will be able to maintain profitability in future periods. If we are ultimately unable to maintain profitability at the level anticipated by analysts and our stockholders, the price of our securities may decline, potentially significantly.

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending by our end customers may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide market, economic and financial conditions and events that may be outside of our control, such as global, regional, and local economic developments, fiscal, monetary and tax policies, high inflation, elevated interest rates, recessionary pressures, political and social unrest, geopolitical tensions, the evolving policy landscape following the 2024 U.S. elections and related shifts in domestic and international policy, terrorist attacks, hostilities or the perception that hostilities may be imminent, military conflict, war, including the ongoing military conflict in Ukraine and related sanctions, the continuing conflict in the Middle East, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events. These conditions and events may adversely affect demand for enterprise computing infrastructure solutions and reduce the economic health and IT spending budgets of our current and prospective end customers. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes or tensions, the imposition or expansion of tariffs (including those imposed by the U.S. government targeting imports from numerous countries, which may increase the cost of IT products and services and thereby reduce available IT budgets or shift spending priorities away from our solutions), restrictions on sales and technology transfers, elevated interest and inflation rates, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, and taxes, potential changes to international trade agreements, actual or potential government shutdowns, elections and any related political instability, geopolitical turmoil and civil unrest, instability in the global credit markets, and other disruptions to global and regional economies and markets.

These macroeconomic challenges and uncertainties have, and may continue to, put pressure on global economic conditions and overall IT spending. As a result, our current and prospective end customers may reprioritize spending, delay or cancel purchasing decisions, extend sales cycles, or seek lower pricing for our solutions. These factors may make it difficult for us to forecast sales and operating results, plan future investments, and could materially and adversely affect our business, operating results and financial condition.

The enterprise IT market is rapidly changing and expanding, and we expect competition to continue to intensify in the future from both established competitors and new market entrants.

We operate in the intensely competitive cloud infrastructure and platform services markets and compete with a broad range of companies that sell software and hardware to build and operate private clouds, integrated systems and standalone storage and servers, as well as cloud services providers and managed service providers. These markets are characterized by constant change, rapid innovation, and evolving licensing and consumption models. We face competition from a broad range of providers, including, among others:

•
software providers that offer virtualization, containerization, infrastructure and management products to build and operate enterprise and hybrid clouds, such as VMware by Broadcom, Microsoft, and Red Hat;
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Azure; and
•
traditional IT systems vendors, such as Dell, Fujitsu, HPE, Hitachi Vantara, Lenovo, Pure Storage, Inc., NetApp, Inc., and Huawei Technologies Co., Ltd., many of which offer integrated systems that bundle servers, storage and networking solutions, as well as standalone server and storage products.

Competition generally varies by workload and customer segment, and customers often evaluate multiple alternatives simultaneously. Several of our competitors are also our partners, resellers, or OEMs in certain offerings. As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product and service offerings, acquire or invest in competing businesses or emerging technologies, offer lower pricing or aggressive discounting, bundle their products with other products and capabilities (including artificial intelligence, machine learning, generative AI, and emerging agentic AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise leverage their scale, brand recognition or ecosystem relationships to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

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

We may not be able to capitalize on opportunities arising from Broadcom’s acquisition of VMware and related changes to its product portfolio and business model.

We believe that our opportunity to increase market share has grown since VMware (now known as VMware by Broadcom), one of our main competitors, was acquired by Broadcom in November 2023. Since the acquisition, Broadcom has made changes to VMware by Broadcom’s product portfolio, pricing, and partner programs, which we believe have led many VMware by Broadcom customers to explore alternatives to its virtualization and cloud infrastructure solutions. However, a variety of factors could adversely affect the timing and our ability to convert these opportunities. For example, many prospective customers may remain under multi-year VMware by Broadcom contracts or may defer migration until their next hardware or software refresh cycle. In addition, Broadcom may respond aggressively to our pursuit of these opportunities, and we may not be able to compete effectively across customer segments or geographies. Other factors that could limit our ability to capitalize on these opportunities include the length of enterprise sales cycles and customer evaluation of migration and interoperability considerations, and the availability of alternative solutions. Some customers may choose to remain with VMware by Broadcom due to existing investments, perceived switching risks, or contract obligations, while others may select competing vendors offering different architectures, pricing models, or cloud strategies. If we are unable to capitalize on these opportunities in a timely or cost-effective manner, our business and operating results could be materially and adversely affected.

The markets in which we compete are rapidly evolving, which make it difficult to forecast end customer adoption rates and demand for our solutions.

The markets in which we compete are rapidly evolving. Accordingly, our future financial performance will depend in large part on the allocation of spending in traditional IT markets and on our ability to adapt to new market demands. Currently, sales of our solutions are dependent in large part upon replacement of spending in traditional markets, including x86 servers, storage systems and virtualization software. In addition, as we continue to develop new solutions designed to address new market demands, sales of our solutions will in part depend on capturing new spending in these markets, including public cloud, hybrid cloud and cloud native services. Moreover, in recent years, an increasing number of customers have been allocating their IT spending toward artificial intelligence, machine learning, and generative AI capabilities. The IT infrastructure market supporting AI workloads is intensely competitive and rapidly evolving, and our ability to compete effectively in this space will depend on our ability to deliver differentiated, scalable, and AI-ready infrastructure solutions. If the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. It is also difficult to predict end customer demand or adoption rates for our solutions or the future growth of our market.

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

Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We typically provide evaluation products to these end customers and may spend substantial time, effort and money in our sales efforts to these prospective end customers. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition, expect greater payment flexibility (which may delay cash collections and negatively impact our free cash flow), and may also have a greater ability to resist any attempts to pass on increases in our operating and procurement costs. Given these variables, it can be difficult for us to estimate when an expected sale from a large organization, service provider or government entity may occur, and our ability to accurately forecast our future operating results may be adversely affected. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected. All of these factors can add further risk to business conducted with these end customers.

Our sales of offerings that support external storage may negatively impact sales of our core HCI offering and alter customer purchasing behavior, which could negatively impact our results of operations.

As part of our strategy to expand our addressable market and meet the needs of customers invested in legacy three-tier IT infrastructure, we recently expanded our offerings to include support for qualified third-party external storage platforms. While we believe this flexibility may facilitate customer adoption of our platform in brownfield environments and enable longer-term expansion opportunities, it may also negatively impact sales of our core HCI offering. In addition, support for external storage may increase the complexity of our offerings and require additional resources for integration, testing, and customer success. It also increases our reliance on third-party technologies, over which we have limited control. If these third-party platforms experience performance issues, customer dissatisfaction, or changes in strategic direction that affect interoperability with our solutions, our reputation and customer relationships could be negatively impacted. Furthermore, if customers adopt our solutions to support external storage as a permanent architecture rather than as a transitional step toward full HCI adoption, our investment in this capability may not yield the anticipated return, which could adversely affect our operating results.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, it can be difficult for us to predict when, if ever, a particular customer will choose to purchase our solutions, which may cause our operating results to fluctuate significantly.

Our sales efforts involve educating our end customers about the uses and benefits of our solutions, including their technical capabilities and cost saving potential. End customers often undertake an evaluation and testing process that can result in a lengthy sales cycle. Increasing competition and the availability or emergence of competing infrastructure, virtualization, and containerization solutions, as well as different consumption models, often result in customers evaluating multiple vendors at the same time, which can further lengthen the sales cycle. We spend substantial time and resources on our sales efforts without any assurance that our efforts will produce any sales. Platform purchases are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. In addition, because our platform is deployed on a hardware platform and many prospective customers have invested in legacy three-tier infrastructures consisting of separate servers, storage systems, and storage area networks, customers may not be ready to consider adopting our platform unless and until they are due for a hardware refresh, which occurs at intervals. These factors and the legacy relationships that our end customers have with existing IT vendors sometimes lead to unpredictable sales cycles, which make it difficult for us to predict when end customers may purchase solutions from us. The unpredictable nature of our sales cycles may be increased in future periods as we continue to focus our sales efforts more heavily on major accounts and large deals. Our business and operating results will be significantly affected by the degree to which and speed with which organizations adopt our solutions. In addition, over time, our sales pipeline has evolved to include a higher mix of larger deal opportunities. Because larger deal opportunities often take longer to close and require more levels of review from the customer's executive team, involve greater competition, and have greater variability in timing, outcome and deal structure, this recent trend is expected to drive greater variability in our ability to land new end customers and expand sales to existing end customers, and our top-line results may be adversely affected.

We have experienced significant growth in prior periods, and we may not be able to sustain or manage any future growth effectively.

We have expanded our overall business and operations significantly in prior periods. Our employee headcount has increased significantly since our inception. We anticipate that our operating expenses will increase in the long term as we scale our business, including in developing and improving our new and existing solutions, expanding our sales and marketing capabilities and global coverage, and in providing general and administrative resources to support our growth. In addition, as we continue to grow our business in the long term, we must effectively train, integrate, develop, motivate, and retain a large number of new employees, as well as existing employees who are promoted or moved into new roles, while maintaining the effectiveness of our business execution. The failure to manage these changes could significantly delay the achievement of our strategic objectives. In particular, our success depends heavily on our ability to ramp new sales teams in a fast and effective manner and retain those sales teams. In recent years, we have also seen higher-than-normal attrition among our sales representatives and while we are actively recruiting additional sales representatives, it will take time to replace, train, and ramp them to full productivity, and if we are unable to do so, we may not be able to achieve our growth targets. We must also continue to improve and expand our IT and financial infrastructure, management systems and product management and sales processes. We expect that our future growth will continue to place a significant strain on our management, operational and financial resources, and we may not be able to sustain or manage any future growth effectively. We may make investments or otherwise incur costs associated with future growth that may not translate into revenues or otherwise result in the realization of their anticipated benefits within the expected timeframe or at all, and the return on these investments may be lower, if any, or may develop more slowly than we expect.

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

Our historical financial performance, including revenue growth, may not be indicative of our future performance. Over the years, we have undergone several business model transitions, including our transition to focus on software-only sales and our transition to a subscription-based business model. These transitions can make it difficult to compare our current results against our historical results. Operating under a subscription-based business model results in differences in revenue recognition compared to our previous life-of-device model. For example, subscription contracts typically have shorter durations than the assumed five-year duration of contracts under our previous life-of-device license model, which typically results in lower upfront revenue per transaction.

If other IT vendors do not cooperate with us to ensure that our solutions interoperate with their products, including by providing us with early access to their new products or information about their new products, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers and our business, operating results and prospects may be adversely affected.

Our solutions provide a platform on which software applications and hypervisors from different software providers run. As a result, our solutions must interoperate with our end customers’ existing hardware and software infrastructure, specifically their networks, servers, software, and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must regularly update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors, or data management tools could make changes that would diminish the ability of our solutions to interoperate with them. Significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development, certification, and support processes. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any application programming interfaces ("APIs"), formats, or protocols we may need, or cooperate with us to support end customers. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. Some of these vendors also sell solutions that compete directly or indirectly with our solutions and therefore may not be incentivized to cooperate with us to ensure interoperability, certify our solutions, or support joint customers. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats or engage in practices to actively limit the functionality, compatibility, certification, or support of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, which could reduce demand for our solutions, impair our competitive position, and adversely affect our business, operating results, and prospects.

If we fail to successfully execute on our plan to sell more cloud services, which are sold on a ratable subscription-basis, our results of operations could be adversely affected.

We have sold and anticipate selling more of our products and services as cloud-based offerings - which include offerings hosted on public cloud infrastructure as well as part of the Nutanix Cloud Platform - on a ratable subscription basis. While cloud-based offerings currently make up a small portion of our business, selling these offerings has required, and will continue to require, a considerable investment of resources and will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. We have also made, and intend to continue to make, investments in the supporting infrastructure for such cloud-based offerings that we host and may not recoup the costs of such investments. Such investments of resources may also not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud-based services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our solutions.

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

We operate in a dynamic environment characterized by rapidly changing technologies, industry standards and technological obsolescence. We must continually create valuable software solutions and integrate these solutions across hardware platforms. To compete successfully, we must design, develop, market, and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security, interoperability, application mobility, and reliability and meet the cost expectations of our end customers. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies, including generative and agentic AI capabilities, or the emergence of new industry standards could render our existing or future solutions obsolete or less attractive to end customers. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely or cost-effective manner in response to technological shifts, including those driven by AI, could result in decreased revenue and harm to our business and prospects. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance and investments in research and development or efforts to optimize our engineering cost structure may not be successful. In particular, if we fail to timely release new products, technology or services that we previously announced, our brand and reputation could be harmed. For example, in May 2023 we announced Project Beacon, our multi-year effort to deliver a portfolio of data-centric infrastructure-as-a-service and platform-as-a-service-level services available natively anywhere, including on the Nutanix Cloud Platform or on public clouds. In May 2025, we launched Cloud Native AOS, the first product from Project Beacon. If we fail to introduce new or enhanced solutions that meet the needs of our end customers, such as Project Beacon, or penetrate new markets in a timely fashion, we may lose market share, and our business, operating results, and prospects could be adversely affected.

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

We have made, and expect to continue making, investments in our AI capabilities across our business, products, and services, including efforts to position the Nutanix Cloud Platform as a preferred platform for running enterprise AI workloads. AI technologies are complex and rapidly evolving, and we face significant competition from other companies and are subject to an evolving regulatory landscape. The introduction of AI technologies into new or existing products and services may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. For example, the European Union has enacted the AI Act and in the United States, new AI-related laws and regulations are emerging such as the Colorado AI Act, the California AI Transparency Act, the Utah Artificial Intelligence Policy Act, and the Texas Responsible AI Governance Act, with numerous more being proposed at the federal, state, and local levels. These laws and regulations could require us to comply with various requirements depending on the nature and categorization of AI, and our role. This may result in expending resources and additional costs to comply with these requirements, change our business practices, or provide additional infrastructure, policies, safeguards, and personnel to support the ongoing governance and oversight of such AI technologies, including notice, transparency, and AI risk assessment and mitigation obligations. For example, in the United States, in 2025 the current presidential administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the former administration in 2023. The administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded executive order. In July 2025, the current administration further issued America’s AI Action Plan, focusing on the three pillars of innovation, infrastructure, and international diplomacy and security in AI, and seven underlying principles. The current administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule making relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations.

The intellectual property ownership and license rights, including copyright, surrounding AI technologies have not been fully addressed by laws or regulations, and our use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers.

AI technologies may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed, or biased. Use of such content may be to the detriment of the user, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny and fines, and/or legal liability. Further, AI technologies may repurpose data beyond its original intent or without the consent of an individual where required, or involve unintended cross-border transfers, challenging privacy principles and potentially resulting in privacy-related claims, liability, or regulatory scrutiny. As we expand our use of AI technologies, we may be required to update our agreements, policies, and controls to address these risks and meet evolving customer and regulatory expectations.

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

We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels or underperformance by our channel partners could adversely affect our business, operating results and cash flows.

We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEM partners, value added resellers, and system integrators. Our OEM partners may in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships.

We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulations, misrepresents the functionality of our solutions, or otherwise engages in conduct that results in regulatory scrutiny or legal action, our reputation and brand could be damaged, and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. As a result, our channel partners, including our OEM partners, may not be fully incentivized to prioritize or actively promote our solutions, particularly if they also sell their own products or those of our competitors. In addition, we have limited visibility into and control over the sales efforts and go-to-market strategies of our OEM partners, and their sales performance may not meet our expectations. If our OEM partners or other channel partners do not effectively market and sell our solutions, choose to allocate fewer resources to our solutions, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. Sales through our top two distributors to our end customers represented 41% of our total revenue for fiscal 2025. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

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

Substantially all of our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual or other legal rights to terminate contracts with our channel partners for convenience or due to a default. If a material portion of government contracts becomes subject to renegotiation or termination, any such renegotiation or termination may adversely impact our future operating results. We also sometimes rely on our channel partners to satisfy certain regulatory obligations that we would otherwise have to satisfy if we sold directly to the government entities, and our channel partners may be unable or unwilling to satisfy these obligations in the future. In addition, a channel partner may become restricted in its ability to conduct business with government entities due to its own regulatory or legal issues. If we are unable to transition to another qualified channel partner in a timely manner, our ability to sell to government entities could be negatively impacted. Governments routinely investigate and audit government contractors’ (including subcontractors') administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solutions, our channel partners changing their business models or refusing to continue to sell our solutions under current models, a reduction of revenue or fines, or civil or criminal liability if the audit uncovers improper or illegal activities.

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

Our operating results and key financial and performance metrics may fluctuate significantly, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results and key financial and performance metrics, including revenue, ARR, and free cash flow, may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our operating results or any of our key financial and performance metrics in any particular period fall below analyst or investor expectations, the market price of our securities would likely decline, potentially significantly. Factors that are difficult to predict and that could cause our operating results to fluctuate include, but are not limited to:

•
the timing and magnitude of bookings, and the license start dates of subscriptions in any quarter as well as the timing of ARR and/or GAAP revenue recognition associated with those transactions, which may diverge due to a variety of factors;
•
subscription renewal rates;
•
the timing of subscription renewals, such as subscription renewals that occur earlier than expected, which may have the effect of moving expected bookings and revenue from future periods to the current period;
•
our ability to attract new end customers and retain and increase sales to existing end customers;
•
disruptions in our sales channels or shifts in our relationships with important channel, OEM, ecosystem and cloud partners, and changes in their go-to-market priorities, incentive structures or terms;
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
•
any change in the competitive dynamics of our markets, including consolidation or partnerships among our competitors or partners, new entrants, shifts in customer preferences, or discounting of prices;
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
•
general economic, industry and market conditions and other events that may be outside of our control, such as political and social unrest, terrorist attacks, hostilities, war, malicious human acts, climate change, natural disasters (including extreme weather), supply chain disruption or shortages, pandemics or other major public health concerns, and other similar events; and
•
future accounting pronouncements, changes in accounting policies, and changes in how we define or calculate key performance metrics.

The occurrence of any one of these risks could negatively affect our operating results in any particular quarter, which could cause the price of our securities to decline.

Because a significant portion of our revenue is recognized ratably over the term of the contractual service period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for the substantial majority of our revenue, comprising 93%, 94%, and 95% of our total revenue for fiscal 2023, 2024, and 2025, respectively. A significant portion of our subscription revenue is revenue from software entitlement subscriptions, support subscriptions and SaaS offerings, which is recognized ratably over the contractual service period. As a result, a significant portion of our revenue that we report for each fiscal quarter represents the recognition of deferred revenue from subscription agreements entered into during previous fiscal quarters. Consequently, any decline in any such subscriptions, whether new subscriptions or renewals, in any given fiscal quarter will not be fully or immediately reflected in our revenue for that quarter. However, any such decline will negatively affect our revenue for future quarters. Accordingly, the effect of significant downturns in sales, our failure to achieve our internal sales targets, a decline in the market acceptance of our services, or a decrease in retention rates may not be fully reflected in our operating results until future periods. Our subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as a significant portion of our revenue from additional sales must be recognized over the applicable subscription duration.

Our gross and operating margins are impacted by a variety of factors and may be subject to variation from period to period.

Our gross and operating margins may be affected by a variety of factors, including fluctuations in the pricing of our products (including as a result of competitive pricing pressures or increases in component pricing), the degree to which we are successful in selling the value of incremental feature improvements and upgrades, customer renewal rates and the degree to which renewals drive our top-line growth, changes in the mix between direct versus indirect sales, changes in the mix of products sold, and the timing and amount of recognized and deferred revenue, particularly as a result of our subscription-based business model. In addition, operating margin may be affected by changes in our cost structure, including investments in sales and marketing, research and development, and general and administrative functions, as well as the timing of those investments relative to revenue recognition. If we are unable to manage these factors effectively, our gross and operating margins may decline, and fluctuations in these metrics may make it difficult to manage our business and to maintain profitability, which could adversely affect our business and operating results.

Because our business depends on manufacturers of hardware, including our OEM partners, to timely and cost-effectively produce and ship the hardware platforms on which our software runs, we are susceptible to supply chain disruptions, delays, quality events, and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

Our business depends on manufacturers (including Supermicro and our OEM partners) to produce the hardware platforms on which our software runs (including both the Nutanix-branded NX series hardware platforms and the various third-party hardware platforms that are included on our hardware compatibility list) as well as various products that are beyond our control or the control of such manufacturers, which exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product availability, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks in a timely manner or at all. Key components of the servers on which our software runs have in the past been, and may in the future be, affected by chip shortages. In addition, increases in hardware prices, whether due to component shortages or other cost pressures, could reduce customer demand for our software if customers delay or scale back purchases of certified hardware platforms needed to run our solutions. Customers may also respond to rising hardware costs by reevaluating their overall IT budgets or seeking to reduce total solution costs, which could adversely affect demand for our software and put pressure on pricing and margins. Furthermore, fulfilling orders for NX series hardware platforms or other hardware platforms on which our software runs may not be a priority for such manufacturers in guiding their business decisions and operational commitments. If we fail to manage our relationships with such manufacturers effectively, or if such manufacturers experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints, or quality control problems in their operations or are unable to address our or our end customers’ requirements for or concerns about timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of certified hardware platforms, and our customers' ability, or willingness, to consume our software may be materially impacted or delayed, which could adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

In particular, we rely substantially on Supermicro to manufacture, as well as assemble and test, the Nutanix-branded NX series hardware platforms. Our agreement with Supermicro automatically renews for successive one-year periods, with the option to terminate upon each annual renewal, and does not contain any minimum long-term commitment to manufacture NX-branded hardware platforms. If we are required to change the manufacturer or contract manufacturers for the assembly and testing of our NX-branded hardware platforms, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional contract manufacturers for the assembly and testing of our NX-branded hardware platforms in order to better meet our needs. Switching to or bringing on a new OEM partner or contract manufacturer and commencing production can be expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturers or cause other disruptions.

Our agreement with Supermicro does not contain any price assurances, and increases in component costs, without a corresponding increase in the price of our NX series solutions, could reduce the amount that an end customer pays for our software, thereby adversely affecting our revenue. Furthermore, we may need to increase our component purchases, manufacturing capacity and internal test and quality functions if we experience increased demand. The inability of Supermicro or other manufacturers to produce adequate supplies of hardware platforms could cause a delay in customers’ ability to consume our software and our order fulfillment, and our business, operating results and prospects, would be adversely affected. As of July 31, 2025, we had approximately $106.9 million in the form of guarantees to our contract manufacturers related to certain components.

There are a limited number of suppliers, and in some cases single-source suppliers, for several key components in our NX-branded hardware platforms as well as other hardware platforms that our software is certified to operate on (including hardware platforms from our OEM partners), and any delay or disruption in the availability or quality of these components could delay shipments of the NX-branded hardware platforms and damage our channel partner or end customer relationships, or cause our customers to delay purchasing our software.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of the Nutanix-branded NX series hardware platforms. These components are generally purchased on a purchase order basis through Supermicro, and we do not have long-term supply contracts with these suppliers. This reliance on key suppliers exposes us to risks, including reduced control over product quality, production and component costs, timely delivery, and capacity. It also exposes us to the potential inability to obtain an adequate supply of required components because we do not have long-term supply commitments, and replacing some of these components would require a lengthy product qualification process. Furthermore, we extensively test and qualify the components that are used in NX-branded hardware platforms and other platforms on our hardware compatibility list, including hardware platforms from our OEM partners, to ensure that they meet certain quality and performance specifications. If the supply of certain components is disrupted or delayed, or if there is a need to replace existing suppliers on the qualified hardware configuration, there can be no assurance that additional supplies or components can serve as adequate replacements for the existing components, will be available when required or that supplies will be available on terms that are favorable, and it may require modifying our solutions to interoperate with the replacement components. Any of these developments could extend the lead times, increase the costs of the components or costs of product development, cause us to miss market windows for product launch and adversely affect our business, operating results and financial condition.

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

If the suppliers of the components of compatible hardware platforms increase prices of components, experience delays, disruptions, capacity constraints, quality control problems in their manufacturing operations or adverse changes to their financial condition, our ability to ship hardware platforms to our channel partners or end customers in a timely manner and at competitive prices could be impaired, and our customers' ability to acquire hardware on which to run our software could be impaired, and our competitive position, brand, reputation, and operating results could be adversely affected. Qualifying a new component can be expensive and time-consuming. If we are required to change key suppliers, we may lose revenue and damage our channel partner or end customer relationships which could adversely impact our revenue and operating results.

We rely upon third parties for the warehousing and delivery of hardware platforms and replacement parts for support, and we therefore have less control over these functions than we otherwise would.

We outsource the warehousing and delivery of hardware platforms and spare parts to a third-party logistics provider for spares and service parts fulfillment. In addition, some of our support offerings commit us to replace defective parts in our hardware platforms as quickly as four hours after the initial customer support call is received, which we satisfy by storing replacement parts inventory in various third-party supply depots in strategic worldwide locations. As a result of relying on third parties, we have reduced control over shipping and logistics transactions and costs, quality control, security, and the supply of replacement parts for support. Consequently, we may be subject to shipping disruptions and unanticipated costs as well as failures to provide adequate support for reasons that are outside of our direct control. If we are unable to have hardware platforms or replacement products shipped in a timely manner, end customers may seek to cancel their contracts with us, we may suffer reputational harm, and our business, operating results and prospects may be adversely affected.

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

We derive a portion of our revenue from contracts with federal, state, local, and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Government contracts may require the maintenance of certain security clearances for facilities and employees. However, demand is often unpredictable from government organizations, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as recent changes to, or failure to appoint new, government leaders. We have also recently experienced longer sales cycles and increased variability in transactions involving federal government agencies, which we believe are due to internal personnel changes and more extensive procurement reviews within these organizations. The budget and approval process for government agencies also experiences a longer sales cycle relative to our other end customers, and it may be difficult for us to accurately forecast the impact of these contracts on our future operating results. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Factors that could impede our ability to maintain or increase the amount of revenue derived from government contracts, include, but are not limited to:

•
the elimination of certain government agencies;
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
•
delays caused by reductions in force in government agencies; and
•
higher expenses associated with, or delays caused by, diligence and qualifying or maintaining qualification as a government vendor.

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

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 44%, 45% and 44% of our total revenue from our international customers based on bill-to location for fiscal 2023, 2024, and 2025, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will have the desired effect. As of July 31, 2025, approximately 59% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us in the future to include terms other than our standard terms in customer, channel partner, employee, consultant, and other contracts;
•
political, economic and social instability or uncertainty around the world, including the ongoing military conflict in Ukraine and continued instability in the Middle East;
•
potential changes in trade relations arising from policy initiatives implemented by, or statements made by, the U.S. government, including evolving trade policies and tariff regimes that may impact global supply chains and cross-border commerce;
•
the potential impact of tariffs or other trade restrictions imposed by, or threatened to be imposed by, the U.S. government, including newly introduced or adjusted tariffs under recent trade initiatives and reciprocal actions by other governments;
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
•
requirements to comply with foreign privacy, data protection and information security laws and regulations and the risks and costs of noncompliance, including new and evolving laws governing AI and data privacy, such as the European Union's AI Act;
•
increased expectations from foreign customers and other stakeholders about our performance relating to environmental, social and governance factors (such as climate-related performance), and requirements to comply with foreign sustainability standards or initiatives, including new sustainability standards and due diligence obligations in the European Union, such as the Corporate Sustainability Reporting Directive ("CSRD") and the Corporate Sustainability Due Diligence Directive ("CSDDD");
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

Cyber attacks designed to gain access to sensitive or proprietary information by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches and other cybersecurity incidents leading to the unauthorized release of sensitive or proprietary information, including employee and customer information, have occurred at a number of large companies in recent years. Companies in our industry have reported that they have been subject to such cyber attacks, including attacks potentially from nation-state actors, and we could be subject to similar attempted attacks. More generally, computer malware, viruses, social engineering (predominantly spear phishing attacks), and general hacking have become prevalent in our industry, particularly against cloud services, and we and companies like us can suffer security breaches and other cybersecurity incidents from a variety of causes, whether due to third-party action, software bugs or vulnerabilities or coding errors, physical break-ins, employee error, malfeasance, or otherwise. In addition, retaliatory acts by countries subject to Western sanctions could include cyber attacks that could disrupt the economy or that could also either directly or indirectly impact our operations. We also continue to incorporate AI solutions and features into our platform, which may result in security incidents, jailbreaking, or otherwise increase cybersecurity risks. Additionally, artificial intelligence and machine learning may increase cybersecurity risks we face through, for example, being used to increase the prevalence or intensity of cyber attacks.

While we regularly face a wide variety of attempted attacks and other cybersecurity incidents, our preventative and detective security systems and controls have protected us to-date from any such attack or incident having a significant impact on our business. However, there is no assurance that these systems and controls will prevent any future attacks or incidents that may have a significant impact on our business. As we transition to offering more cloud-based solutions, as well as those based on our partnerships with third-party public cloud providers, we and our third-party public cloud providers may increasingly be the target of cyber threats or be exposed to other types of cybersecurity incidents. We also use other third-party platforms and other services, and as a result, we have been exposed to in the past, and may be exposed to in the future, cybersecurity incidents related to such third-party services.

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

If any unauthorized access to, or security breach of, or other cybersecurity incident affecting, our solutions occurs, such an event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders and other enforcement actions, litigation, indemnity obligations, damages for contract breach, and penalties for violation of privacy, data protection, artificial intelligence, and other applicable laws, regulations or contractual obligations. We may also be subject to potentially significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose potential or existing end customers. Any actual, potential or anticipated attack or other cybersecurity incident may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Furthermore, a high-profile security breach or incident suffered, or perceived to have been suffered, by an industry peer may entail a general loss of trust in our industry and thereby have a similar adverse impact on our business and financial performance as a direct breach suffered by us. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and to remediate our systems, we could be exposed to a risk of loss, litigation or regulatory action and possible liability, and our ability to operate our business may be impaired.

In addition, if the security measures of our end customers, partners, vendors, or suppliers are compromised, even without any actual compromise of our own systems or of our solutions used by such end customers, partners, vendors, or suppliers, we may face negative publicity, reputational harm or brand damage if our end customers, partners, vendors, or suppliers or anyone else incorrectly attributes the blame for such incidents to us or our solutions. If end customers believe that our solutions do not provide adequate security for the storage of personal or other sensitive or proprietary information or the transmission of such information over the internet, our business will be harmed. End customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information, which may significantly affect our business and operating results.

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

A number of companies, both within and outside of the enterprise and cloud computing infrastructure industry, hold a large number of patents covering aspects of storage, servers, networking, desktop, security, virtualization, containerization, database management, cloud services products, and other technologies relevant to our products. In addition to these patents, participants in these technology and market areas typically also protect their technology through copyrights, as trade secrets and by contractual means. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have received, and in the future may receive, inquiries from other intellectual property holders and may become subject to allegations and claims, in litigation and outside litigation, that we infringed or are infringing their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. There can be no assurance that we will be successful in defending against these allegations or claims or in reaching a business resolution that is satisfactory to us, which could affect or even preclude our ability to sell our products in the relevant market and subject us to payment of damages and other financial remedies. In addition, parties may claim that the names and branding that we use for our company and our various products and services infringe their trademark rights in certain countries or territories. If such a claim were to prevail, we may have to change the names and branding that we use in the affected countries or territories and we could incur other costs.

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

Protecting against the unauthorized use of our intellectual property, solutions and other proprietary rights is expensive and difficult, particularly internationally. Litigation via court proceedings, arbitrations or similar proceedings may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in March 2024, we announced that we filed a lawsuit in U.S. District Court against Tessell, Inc. ("Tessell") alleging that Tessell engaged in willful copyright and patent infringement (including theft of our source code and intellectual property related to our database service offering) and commenced separate arbitration proceedings against Tessell’s founders. Litigation and arbitration are unpredictable and we may not win a litigation or arbitration even if there is significant evidence supporting our claims and defenses. Further, these proceedings and any other similar proceedings could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

A number of our solutions incorporate or are based upon software that we obtained under open source licenses, some of which may restrict or impose certain obligations on how we use or distribute our solutions, subject us to various risks and challenges and could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, an inability to protect our intellectual property rights, and increased competition.

A number of our solutions incorporate or are based upon open source software, and we may incorporate or base our solutions on open source software in the future. Such open source software is generally licensed under “permissive” and “copyleft” open source licenses, such as the Apache License 2.0, BSD 2-Clause License, Eclipse Public License 2.0, GNU General Public License, GNU Lesser General Public License, MIT License, the Mozilla Public License 2.0, and other open source licenses. The use of open source software subjects us to a number of risks and challenges, including, but not limited to:

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

•
The licenses under which we license certain open source software may require that, if we modify and distribute the open source software we receive, we are required to make such modifications and potentially related proprietary software of ours, available under the same open source license terms. In addition, some open source licenses treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Sometimes, open source licensors may change their license in a way that may require us to change or eliminate the future use of such software, which may impact functionality and induce costs. Accordingly, we monitor our use of open source software in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various licenses for open source software that we use, our processes used to monitor how open source software is used and what license applies could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper or unintended usage of open source software, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating the open source software.
•
If an author or other third party who distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.

If we are unable to effectively manage our compliance obligations for open source software use, our business and operating results could be adversely affected and our development costs may increase.

Risks Related to Employee Matters

Our business and growth depend on our ability to attract and retain qualified personnel, including our management team and other key personnel, and the inability to attract, hire, integrate, train, retain, or motivate qualified personnel could harm our business and growth.

Our success and growth depend to a significant degree on the skills and continued services of our management team and other key personnel. If we lose the services of any member of management or any key personnel, we may encounter challenges or delays in identifying a suitable or qualified replacement, and we may incur additional expenses to recruit and train a replacement. In recent years, we have experienced changes in our management team resulting from the hiring or departure of executives and other key personnel. While we seek to manage these transitions carefully, these changes may result in a loss of institutional knowledge and may cause disruptions to our business and growth. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected. In addition, we do not have life insurance policies that cover any of our executive officers or other key employees. The loss of the services of any of our executive officers or key employees, and any failure to have in place and execute an effective succession plan for key executives, could disrupt our business and have a significant negative impact on our operating results, prospects and future growth.

In addition, our success and growth also depend substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately motivate qualified and highly skilled personnel, in particular, in sales and engineering. We have invested, and may need to continue to invest, significant amounts of cash and equity to attract and retain employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. It requires a significant time investment to replace, train, and ramp sales representatives to full productivity. Competition for highly skilled personnel, particularly in sales and engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for engineering talent. This competition for highly skilled personnel results in increased costs in the form of cash and stock-based compensation. Furthermore, the industry in which we operate generally experiences high employee attrition.

Although we have entered into employment offer letters with some of our key personnel, these agreements generally do not have a fixed duration or term. Volatility or underperformance in the price of our Class A common stock may also impact our ability to attract and retain key employees. There is no assurance that we will be able to successfully attract or retain qualified personnel. Additionally, potential changes in U.S. immigration and work authorization laws and regulations may make it difficult to renew or obtain visas for any highly skilled personnel that we have hired or are actively recruiting. Our inability to attract and retain the necessary personnel could adversely affect our business, operating results and financial condition.

Moreover, we believe that a key contributor to our success and our ability to retain a highly skilled workforce has been our company culture, which we believe fosters innovation, teamwork, and a passion for our products and customers. As we grow and evolve, we may find it difficult to maintain the beneficial aspects of our company culture globally. These difficulties may be further amplified by our globally distributed workforce, which could have a negative impact on our workplace culture and on the execution of our business plans and operations. An inability to maintain our company culture could adversely affect our ability to attract and retain employees, continue to perform at current levels, or execute on our business strategy.

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

In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting to comply with the SEC rules that implement Sections 302 and 404 of the Sarbanes-Oxley Act, we have expended and anticipate that we may continue to expend significant resources and undertake various actions, including incurring accounting-related costs, implementing new internal controls and procedures, and providing significant management oversight. Any failure to maintain the adequacy of our internal controls, or consequent inability to produce accurate financial statements on a timely basis could increase our operating costs and could materially impair our ability to operate our business and could have a material and adverse effect on our operating results and could cause a decline in the price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to maintain our listing on the Nasdaq Global Select Market.

Any legal proceedings or claims we may be involved in, including securities class action litigation that could result from volatility in our stock price, could be costly and time-consuming to defend and could harm our reputation regardless of their outcome.

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

In addition, companies that experience volatility in their stock price, including us, have historically been subject to securities class action and derivative litigation and we may face similar claims in the future. For example, class action securities lawsuits and shareholder derivative lawsuits were filed against us in February 2019 and March 2023, which have since been resolved. Any such litigation instituted against us, whether meritorious or not, could result in substantial costs, divert management’s attention, and adversely affect our reputation, business, operating results, and financial condition.

Failure to comply with applicable laws and regulations could result in fines, penalties and reputational harm and could also cause us to lose end customers, including in the public sector, or negatively impact our ability to contract with the public sector.

Our business is subject to laws and regulations in the United States and internationally, including those related to employment and labor, antitrust, workplace safety, environmental, consumer protection, anti-bribery laws, import/export controls, trade and economic sanctions, securities, and taxation. In certain jurisdictions, these legal and regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, operating results, and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our reputation, business, operating results and financial condition.

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including meeting the compliance requirements necessary for maintaining any required security clearances for facilities and employees. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition, and prospects. For example, the U.S. Department of Justice ("DOJ") has recently identified procurement fraud as an enforcement priority, indicating an ongoing commitment to aggressive enforcement under the False Claims Act and other applicable laws. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition, and prospects.

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

We are subject to stringent and rapidly changing laws, regulations, industry standards and frameworks, and other obligations related to privacy, artificial intelligence, data protection, and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results. Any inability to comply with such obligations could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

Privacy, artificial intelligence, data protection, and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy, artificial intelligence, and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of global laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC") and various state, local and foreign bodies, data protection authorities, and agencies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, use, storage, disclosure, and transfer of personal information of individuals, including end customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Economic Area ("EEA"), the UK, Switzerland, India, Japan, China, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. For example, the General Data Protection Regulation ("GDPR") the UK General Data Protection Regulation, and Brazil’s Lei Geral de Protecao de Dados ("LGPD"), impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy and security policies, conduct transfer and privacy impact assessments, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, among others, obtain individuals’ consent to use personal information for certain purposes. In addition, some countries have enacted, or are currently considering, legislation that requires local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, and increase the cost and complexity of delivering our products and services.

We also expect that there will continue to be new proposed laws, regulations, industry standards, and case law concerning privacy, data protection and information security in the United States, the EEA and other jurisdictions, and we cannot yet determine the impact these developments may have on our business. This increases uncertainty and may require us to change our data practices and/or change our technology solutions, business model or processes, which may in turn adversely affect demand for our products. Additionally, our sales cycles may lengthen due to increasingly rigorous and complex customer-driven security, artificial intelligence, and privacy assessments as part of customers’ purchasing decisions.

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

In the United States, more states are adopting their own data protection legislation, creating a complex privacy landscape from state to state. The California Consumer Privacy Act ("CCPA"), among other things, requires covered companies to provide disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. The California Privacy Rights Act ("CPRA") generally expanded consumers’ privacy rights and protections with respect to their personal information. Colorado, Virginia, Connecticut, Utah, Florida, Montana, Oregon, Texas, Iowa, Delaware, Indiana, Kentucky, Maryland, Minnesota, Nebraska, Nevada, New Hampshire, New Jersey, Rhode Island, and Tennessee all have passed privacy legislation now in effect. We cannot yet predict the full impact of these laws on our business or operations, but it may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Moreover, as a result of current and proposed data protection and privacy laws addressing the use of personal data for marketing purposes, including the European Commission’s draft ePrivacy Regulation, which is intended to replace the ePrivacy Directive in the EEA, as well as the CCPA/CPRA and other U.S. state privacy laws, we face increased difficulty in marketing to current and potential customers, as these laws impact the ability to use internet-based services and tracking technologies, such as cookies, which impacts our ability to spread awareness of our products and services and, in turn, grow a customer base in some regions. We also expect to incur additional costs to comply with the requirements of these laws.

As we begin to offer more cloud-based services, we will increasingly be positioned as a data processor, which imposes additional obligations under the foregoing and other laws and regulations relating to privacy and data protection and may increase our liability exposure by operation of law, contract, or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new ways in the future. Current or future laws, regulations, standards, and other obligations, as well as changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with federal, state and foreign laws and regulations, industry standards, contractual obligations, and other legal obligations that apply to us, those laws, regulations, standards, and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations, and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations, or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, brand and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation and brand, inhibit sales, and adversely affect our business and operating results.

Failure to comply with anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

We also note that if our channel, alliance and OEM partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements into our relevant partner agreements; however, no assurance can be given that our partners will be able to comply with such requirements.

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

We have expanded our international operations and staff to better support our growth into the international markets. Our corporate structure and associated transfer pricing policies contemplate the business flows and future growth into the international markets, and consider the functions, risks and assets of the various entities involved in the intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, change in our geographical earnings mix, new or revised tax laws or interpretations of existing tax laws and policies and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to the intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

Changes in global tax laws could increase our worldwide tax rate and could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Global tax developments applicable to multinational businesses may have a material impact on our business, cash flow from operating activities, or financial results. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we comply with the law, which could affect our results of operations in the period issued. The Organisation for Economic Cooperation and Development reached agreement among various countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which imposes a minimum effective tax rate of 15% on certain multinational enterprises. Many countries continue to announce changes in their tax laws and regulations based on the Pillar Two proposals. The potential effects of Pillar Two may vary depending on specific provisions and rules implemented by each country that adopts Pillar Two. These changes may increase our tax obligations in these countries. In addition, several countries have proposed or enacted digital services taxes, many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on our future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

Risks Related to Our Convertible Notes and Credit Facility

As of July 31, 2025, we had outstanding $500.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the "2027 Notes") and $862.5 million aggregate principal amount of 0.50% convertible senior notes due 2029 (the “2029 Notes” and together with the 2027 Notes, collectively, the “Notes”). As of July 31, 2025, we also had outstanding a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million.

Servicing and repaying our indebtedness, including the 2027 Notes, the 2029 Notes and any borrowings under the Revolver, may require a significant amount of cash, and we may not have sufficient cash to pay our indebtedness.

As of July 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes bear interest at a rate of 0.25% per annum (with such interest payable semi-annually in arrears on each April 1 and October 1), and the 2029 Notes bear interest at a rate of 0.50% per annum (with such interest payable semi-annually in arrears on each June 15 and December 15). In addition, any borrowings under the Revolver will bear interest at a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based upon our total leverage ratio, payable at regular intervals as set forth in the Revolver.

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

The 2027 Notes and the 2029 Notes are convertible under the circumstances described in Note 5 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In the event the conditional conversion feature of the 2027 Notes or the 2029 Notes is triggered, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the Notes of a series do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes of such series as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

From time to time, we release financial guidance in our earnings conference calls, earnings releases, investor presentations, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance includes forward-looking statements based on projections prepared by our management. Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies on our business, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. Some of those key assumptions relate to the macroeconomic environment, including inflation and interest rates, which are inherently difficult to predict. Other assumptions relate to the timing and structure of customer payments. For example, while we typically invoice customers upfront for multi-year subscriptions, any change to this practice could affect the timing of our free cash flow.

We generally state possible outcomes as high and low ranges, which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including those described in this "Risk Factors" section, any of which or combination thereof could materially and adversely affect our business and future operating results. Furthermore, if we make downward revisions to our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance regarding future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our securities would decline.

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

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock, of which $111.5 million remained available for future share repurchases under the authorization as of July 31, 2025. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. The authorization has no expiration date and does not obligate us to repurchase any minimum number of shares. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. We cannot guarantee that the share repurchase program will be fully executed or that it will enhance long-term stockholder value. Share repurchases under the program could affect, and increase the volatility of, the price of our Class A common stock and will diminish our cash reserves. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax may increase the costs to us of any share repurchases. The program may be modified, suspended or discontinued at any time, and any future announcement of a termination of the program could result in a decrease in the price of our Class A common stock.

If financial or industry analysts do not publish research or reports about our business or if they issue inaccurate or unfavorable research regarding our securities, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issue an inaccurate or unfavorable opinion regarding our securities, the price of our securities would likely decline. In addition, analyst research or reports may also raise performance expectations that we may not be able to meet. The stock prices of many companies in the high technology industry have declined significantly after those companies have failed to meet, or in some cases failed to significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet (or exceed) our announced guidance or the expectations of analysts or public investors, analysts could downgrade our securities or publish unfavorable research about us. If analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline, potentially significantly.

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

There is an increasing focus from certain investors, customers, partners, employees, other stakeholders, and regulators concerning environmental, social and governance matters ("ESG"). Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. We may face reputational damage in the event that we do not meet the ESG standards set by various constituencies, which may prove challenging if such standards diverge or even contradict.

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. For example, the SEC adopted climate change and ESG reporting requirements. Following several legal challenges, the SEC voted to end its defense of such rules. If, in the future, the SEC were to reverse its current position, our compliance costs would increase. We may also face greater costs to comply with new ESG standards or initiatives in the European Union. We publish an annual Impact Report, which reports, among other things, our greenhouse gas emissions and our efforts to manage our emissions. In addition, our annual Impact Report provides highlights of how we are supporting our workforce, including our efforts to foster culture and community. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships. Due to new regulatory standards and market standards, certain new or existing customers, particularly those in the European Union, may impose stricter ESG guidelines or mandates for, and may scrutinize relationships more closely with, their counterparties, including us, which may lengthen sales cycles or increase our costs.

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

Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrest, or geopolitical turmoil), and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our contract manufacturer are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather) and man-made problems could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. Epidemics, pandemics such as the COVID-19 pandemic, other outbreaks of novel diseases or other major public health concerns could also cause disruptions in our or our end customers’ or channel partners’ businesses, our supply chain, our suppliers’ and manufacturers’ operations, or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. We do not have a formal disaster recovery plan or policy in place and do not currently require that our manufacturing partners have such plans or policies in place. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. We do maintain what we believe are commercially reasonable levels of business interruption insurance. However, such insurance may not adequately cover our losses in the event of a significant disruption in our business.

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

Our sales contracts are denominated in U.S. dollars; therefore, substantially all of our revenue is not subject to foreign currency risk. However, any strengthening of the U.S. dollar relative to foreign currencies could increase the effective cost of our solutions for customers outside the United States, which may adversely affect our financial condition and operating results. An increasing portion of our operating expenses is incurred outside the United States and denominated in foreign currencies, including the Euro, Pound Sterling, Indian Rupee, and Australian Dollar. We also have expenses in other currencies, which are smaller in magnitude but still subject to currency fluctuations. As a result, our total expense base is exposed to foreign exchange volatility. In particular, ongoing geopolitical instability and divergent fiscal and monetary policies across regions have caused, and may continue to cause, significant exchange rate volatility for the foreseeable future. If our exposure to foreign currency fluctuations continues to grow and we are unable to effectively hedge against this risk, our operating results could be negatively impacted. Additionally, such fluctuations may impair our ability to accurately forecast financial performance, particularly with respect to operating expenses and margins. To date, we have not entered into any hedging arrangements or used derivative instruments to manage foreign currency risk. We continue to monitor our exposure and evaluate the potential benefits of implementing a hedging program.

Our marketable securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline significantly and materially adversely affect our business, financial condition, results of operations, and prospects.

We maintain a portfolio of marketable securities through a professional investment advisor. The investments in our portfolio are subject to credit, liquidity, market-price, and interest-rate risks that could materially and adversely affect our business, financial condition, results of operations, and prospects. Under our corporate investment policy, we seek to preserve principal, maintain liquidity, avoid excessive credit concentrations, and capture a market rate of return. However, the portfolio’s value may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events such as health epidemics or pandemics. Even with diversification and ongoing risk-profile monitoring, we could experience significant losses or reduced liquidity. If we increase our holdings in these securities, our exposure to such risks would grow, potentially exacerbating any adverse impact.

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

	Fiscal 2024		Fiscal 2025
Fiscal Quarter:	High	Low	High	Low
First quarter	$38.92	$29.11	$64.97	$46.00
Second quarter	$56.94	$36.54	$73.18	$61.18
Third quarter	$65.98	$54.43	$83.07	$58.17
Fourth quarter	$73.37	$47.91	$78.34	$72.13

Holders of Record

As of July 31, 2025, there were 40 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the share repurchase activity for the three months ended July 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
May 1 - 31, 2025	241	$77.11	241	$142,805
June 1 - 30 2025	203	$74.52	203	$127,674
July 1 - 31, 2025	219	$74.02	219	$111,468
Total	663		663

(1)
In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. We may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares.

This table excludes shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

Stock Performance Graph

The following graph shows a comparison from July 31, 2020 through July 31, 2025 of the cumulative five-year total shareholder return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on July 31, 2020 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	7/31/20	7/31/21	7/31/22	7/31/23	7/31/24	7/31/25
Nutanix, Inc.	$100.00	$162.33	$68.18	$136.10	$227.63	$338.76
Nasdaq Composite Index	$100.00	$137.53	$116.97	$136.63	$168.91	$204.14
Nasdaq Computer Index	$100.00	$144.07	$121.66	$154.42	$203.90	$252.98

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" above. For a discussion of our results of operations for the fiscal year ended July 31, 2024 as compared to the fiscal year ended July 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K filed with the SEC on September 19, 2024.

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a hybrid multicloud computing leader, offering organizations a unified software platform for running applications and AI and managing data anywhere. Our vision is to simplify the deployment and operation of the increasingly distributed landscape of apps and data while freeing organizations to focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of new technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, while supporting customer choice across server platforms, storage options, public and managed clouds, and container and virtualization platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL, NoSQL, and vector databases and business intelligence applications), enterprise AI workloads (including machine learning, generative AI, and agentic AI), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, and cloud native applications (including modern, containerized applications).

We originally pioneered hyperconverged infrastructure ("HCI") to break down legacy silos by merging compute, storage and networking into a single software-defined data center platform. We continued to innovate and developed Nutanix AHV, our native hypervisor that offers enterprise-grade virtualization and built-in Kubernetes support. To provide our customers with more choice, we further engineered our software solutions to run on a variety of server platforms and with a variety of external storage providers, decoupling our software from the underlying hardware and powering a variety of hybrid multi cloud deployments, as part of our previously-completed transition from a hardware company to a software company. Most recently, we have extended our software platform support to include external storage from qualified partners. To provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs, we reshaped our licensing by completing a transition to a subscription-based business model. In addition to enabling enterprise AI and simplifying hybrid multicloud deployments, we have a further long-term vision to enable developers to build modern container-based applications once and run them anywhere through Project Beacon, our multi-year effort to provide consistent Kubernetes platform management and data-centric platform services across clouds.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning one in which our products, including associated support and entitlement arrangements, are sold with a defined duration.

Our platform typically includes one or more years of support and entitlements, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and software-as-a-service ("SaaS") subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

We had a broad and diverse base of over 29,000 end customers as of July 31, 2025. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

We plan to continue investing in initiatives that support the long-term growth of our business, including the development of our solutions and sales and marketing efforts aimed at capitalizing on market opportunities. Simultaneously, we are focused on improving our operating cash flow through operational efficiencies, including in our go-to-market functions. By maintaining this balance, we believe we can sustain profitable growth.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands, except percentages and end customer count)
Total revenue	$1,862,895	$2,148,816	$2,537,927
Year-over-year percentage increase	18%	15%	18%
Annual recurring revenue ("ARR")	$1,561,981	$1,907,982	$2,223,197
Gross profit	$1,530,708	$1,824,704	$2,203,145
Non-GAAP gross profit	$1,575,385	$1,862,203	$2,235,736
Gross margin	82.2%	84.9%	86.8%
Non-GAAP gross margin	84.6%	86.7%	88.1%
Operating expenses	$1,737,858	$1,817,141	$2,030,604
Non-GAAP operating expenses	$1,414,389	$1,515,096	$1,699,616
Operating (loss) income	$(207,150)	$7,563	$172,541
Non-GAAP operating income	$160,996	$347,107	$536,120
Operating margin	(11.1)%	0.4%	6.8%
Non-GAAP operating margin	8.6%	16.2%	21.1%
Net cash provided by operating activities	$272,403	$672,931	$821,456
Free cash flow	$206,999	$597,679	$750,173
Total end customers (1)	24,550	26,530	29,290

(1)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$1,730,848	$2,016,776	$2,410,751
Professional services revenue	91,841	100,852	112,202
Other non-subscription product revenue	40,206	31,188	14,974
Total revenue	$1,862,895	$2,148,816	$2,537,927

Subscription revenue — Subscription revenue includes any performance obligation which has a defined duration and is generated from the sales of software entitlement subscriptions, support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement subscriptions and support subscriptions. These offerings represented approximately $905.8 million, $1,029.0 million and $1,138.4 million of our subscription revenue for fiscal 2023, 2024 and 2025, respectively.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $825.0 million, $987.8 million and $1,272.4 million of our subscription revenue for fiscal 2023, 2024 and 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $37.4 million, $27.9 million and $10.8 million of non-portable software revenue for fiscal 2023, 2024 and 2025, respectively, and approximately $2.8 million, $3.3 million and $4.2 million of hardware revenue for fiscal 2023, 2024 and 2025, respectively.

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

Non-GAAP Financial Measures and Key Performance Measures

In addition to GAAP metrics, we regularly monitor ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the top-line growth of our subscription business (including our ability to acquire subscriptions with new customers and to retain and expand with existing customers), while normalizing for differences in contract durations. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income (loss), and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash generated by the business after capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Non-GAAP financial measures have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow are not substitutes for gross profit, gross margin, operating expenses, operating income (loss), operating margin, or net cash provided by (used in) operating activities, respectively. There is no GAAP measure that is comparable to ARR, so we have not reconciled ARR numbers included in this Annual Report on Form 10-K to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

We calculate our non-GAAP financial and key performance measures as follows:

ARR — We calculate ARR as the sum of annual contract value ("ACV") for all subscription contracts in effect as of the end of the period. For the purposes of this calculation, we assume that the contract term begins on the date a contract is booked, unless the terms of such contract prevent us from fulfilling our obligations until a later period, and irrespective of the periods in which we would recognize revenue for such contract. ARR excludes all life-of-device contracts. We define ACV as the total annualized value of a contract, excluding amounts related to professional services and hardware. We calculate the total annualized value for a contract by dividing the total value of the contract by the number of years in the term of such contract. Beginning with the first quarter of fiscal 2026, our methodology for calculating ARR will be updated to align more closely with the timing of when licenses are made available to customers. Our calculation of ARR is not adjusted for the impact of any known or projected future events (such as customer cancellations, expansion or contraction of existing customers relationships or price increases or decreases) that may cause any subscription contract not to be renewed on its existing terms. ARR is a performance measure that should be viewed independently of revenue and does not represent our revenue under GAAP on an annualized basis or a forecast of GAAP revenue. Investors should not place undue reliance on ARR as an indicator of our future or expected results. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled performance measures presented by other companies.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands, except percentages)
Gross profit	$1,530,708	$1,824,704	$2,203,145
Stock-based compensation	34,577	34,107	30,406
Amortization of intangible assets	9,870	3,392	2,185
Restructuring charges	230	—	—
Non-GAAP gross profit	$1,575,385	$1,862,203	$2,235,736

Gross margin	82.2%	84.9%	86.8%
Stock-based compensation	1.9%	1.6%	1.2%
Amortization of intangible assets	0.5%	0.2%	0.1%
Restructuring charges	—	—	—
Non-GAAP gross margin	84.6%	86.7%	88.1%

Operating expenses	$1,737,858	$1,817,141	$2,030,604
Stock-based compensation	(277,168)	(299,726)	(321,184)
Amortization of intangible assets	(827)	(317)	(353)
Restructuring (charges) reversals	(5,073)	194	—
Early exit of lease-related assets	(1,726)	—	—
Litigation settlement accrual and legal fees	(38,675)	(1,971)	(9,451)
Other	—	(225)	—
Non-GAAP operating expenses	$1,414,389	$1,515,096	$1,699,616

Operating (loss) income	$(207,150)	$7,563	$172,541
Stock-based compensation	311,745	333,833	351,590
Amortization of intangible assets	10,697	3,709	2,538
Restructuring charges (reversals)	5,303	(194)	—
Early exit of lease-related assets	1,726	—	—
Litigation settlement accrual and legal fees	38,675	1,971	9,451
Other	—	225	—
Non-GAAP operating income	$160,996	$347,107	$536,120

Operating margin	(11.1)%	0.4%	6.8%
Stock-based compensation	16.6%	15.5%	13.8%
Amortization of intangible assets	0.6%	0.2%	0.1%
Restructuring charges (reversals)	0.3%	—	—
Early exit of lease-related assets	0.1%	—	—
Litigation settlement accrual and legal fees	2.1%	0.1%	0.4%
Other	—	—	—
Non-GAAP operating margin	8.6%	16.2%	21.1%

Net cash provided by operating activities	$272,403	$672,931	$821,456
Purchases of property and equipment	(65,404)	(75,252)	(71,283)
Free cash flow (non-GAAP)	$206,999	$597,679	$750,173

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

Investment in Profitable Growth

We plan to continue investing in initiatives that support our long-term growth, while also focusing on improving our operating cash flow through operational efficiencies, including in our go-to-market functions. By maintaining this balance, we believe we can sustain profitable growth.

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel. We plan to continue investing in sales and marketing functions, including initiatives focused on opportunities with major accounts, large deals, and commercial accounts, as well as other initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, we expect that our overall sales and marketing expense will increase in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our free cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include addressing a growing mix of renewals, which have a lower cost than landing new customers or expanding into our existing customer base, improving the efficiency of our demand generation spend, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

Investment in Research and Development – We plan to continue investing in our global research and development teams to support enhancements to our solutions, improve integration with ecosystem partners and expand the range of technologies and features available through our platform. These investments are intended to strengthen our core offerings and enable us to respond to evolving technology trends, including developments in generative AI and modern applications across hybrid and multicloud environments.

We believe that these investments will support our long-term growth strategy, although they may result in increased expenses and adversely affect our profitability in the near term.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our Subscription-Based Business Model

We operate a subscription-based business model to provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs. A subscription-based business model means one in which our products, including associated support and entitlement arrangements, are sold with a defined duration. Subscription-based sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software entitlement subscriptions, support subscriptions and cloud-based SaaS offerings. Revenue from subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which occurs when we make the software available to the customer. Accordingly, any reduction in the total average contract duration of our subscription term-based licenses would decrease the amount of license revenue recognized upfront and could adversely affect our revenue for the applicable period. Revenue from software entitlement subscriptions, support subscriptions and cloud-based SaaS offerings is recognized ratably over the contractual service period. Accordingly, any decline in such subscriptions, whether new subscriptions or renewals, in any given fiscal quarter may not be fully or immediately reflected in our revenue for that quarter. For additional information on revenue recognition, see Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and "Critical Accounting Estimates" later in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section.

Market Adoption of Our Products

Hybrid and multicloud architectures, as well as trends in enterprise AI and modern containerized applications, have affected IT buyer expectations around the simplicity, agility, scalability, portability, and pay-as-you-grow economics of IT resources. A key focus of our sales and marketing efforts is creating market awareness of the benefits of our platform. This includes our newer solutions that extend beyond our core hyperconverged infrastructure offering, both as compared to traditional data center architectures, as well as the public cloud, particularly as we continue to pursue large enterprises and mission critical workloads. Our business and operating results will be significantly affected by the degree to and speed with which organizations adopt our platform.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software entitlement subscriptions, support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from renewals, and given our subscription-focused business model, these renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of July 31, 2025, approximately 77% of our end customers who have been with us for 18 months or longer have made a repeat purchase, which is defined as any purchase activity, including renewals of term-based licenses or software entitlement subscription and support subscription renewals, after the initial purchase. Additionally, end customers who have been with us for 18 months or longer have total lifetime orders, including the initial order, in an amount that is more than 9.6x greater, on average, than their initial order. This number increases to approximately 37.2x, on average, for Global 2000 end customers who have been with us for 18 months or longer as of July 31, 2025.

As of July 31, 2025, our net dollar-based retention rate ("NRR") was 108%, compared to 114% as of July 31, 2024. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

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

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. Revenue from our software products is generally recognized upon transfer of control to the customer, which is typically upon shipment for sales when including a server from a partner, upon making the software available to the customer when not sold with a server, or as services are performed with SaaS offerings. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

Support, entitlements and other services revenue — We generate our support, entitlements and other services revenue primarily from software entitlement subscriptions and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software entitlement subscriptions and support subscriptions, with terms ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software entitlement subscriptions and support contracts ratably over the contractual service period, which typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of Revenue

Cost of product revenue — Cost of product revenue consists of costs paid to OEM partners, hardware costs, personnel costs associated with our operations function, consisting of salaries, benefits, bonuses, and stock-based compensation, cloud-based costs associated with our SaaS offerings, and allocated costs. Allocated costs consist of certain facilities, depreciation and amortization, recruiting, and information technology costs that are allocated based on headcount.

Cost of support, entitlements and other services revenue — Cost of support, entitlements and other services revenue includes personnel and operating costs associated with our global customer support and services organization, as well as allocated costs. We expect our cost of support, entitlements and other services revenue to increase in absolute dollars as our support, entitlements and other services revenue increases.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our previously outstanding 0% convertible senior notes due 2023 (the "2023 Notes"), our previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes"), our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes"), and our outstanding 0.50% convertible senior notes due 2029 (the "2029 Notes"), non-cash interest expense on the 2026 Notes, interest expense related to the conversion of the 2026 Notes in full, interest expense on the 2027 Notes and 2029 Notes, inducement expense related to the partial repurchase of the 2027 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and federal and state income taxes in the United States. We have recorded a full valuation allowance related to our federal and state net operating losses and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Beginning in fiscal 2023, provisions in the U.S. Tax Cuts and Jobs Act of 2017 required us to capitalize and amortize research and experimental ("R&E") expenditures rather than deducting the costs as incurred. The capitalization of R&E resulted in U.S. taxable income for fiscal 2025, which was partially offset by net operating loss carryforwards.

The One Big Beautiful Bill Act ("OBBBA"), signed into law on July 4, 2025, has officially repealed the amortization requirement under IRC Section 174, restoring immediate expensing for domestic R&E expenditures. Effective for taxable years beginning after December 31, 2024, taxpayers may deduct domestic R&E expenditures immediately and for the R&E expenditures capitalized from 2022 to 2024, OBBBA also allows taxpayers to make an election to accelerate the deductions over one year or two years. We have assessed the impact of OBBBA on our fiscal 2025 provision for income taxes and determined that there is no material impact to our financial statements for fiscal 2025.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the fiscal years presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Revenue:
Product	$912,114	$1,067,948	$1,341,374
Support, entitlements and other services	950,781	1,080,868	1,196,553
Total revenue	1,862,895	2,148,816	2,537,927
Cost of revenue:
Product (1)(2)	51,107	36,441	28,341
Support, entitlements and other services (1)	281,080	287,671	306,441
Total cost of revenue	332,187	324,112	334,782
Gross profit	1,530,708	1,824,704	2,203,145
Operating expenses:
Sales and marketing (1)(2)	924,696	977,286	1,056,465
Research and development (1)	580,961	638,992	736,823
General and administrative (1)	232,201	200,863	237,316
Total operating expenses	1,737,858	1,817,141	2,030,604
(Loss) income from operations	(207,150)	7,563	172,541
Other (expense) income, net	(26,435)	(108,881)	39,107
(Loss) income before provision for income taxes	(233,585)	(101,318)	211,648
Provision for income taxes	20,975	23,457	23,282
Net (loss) income	$(254,560)	$(124,775)	$188,366

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$7,966	$6,822	$2,824
Support, entitlements and other services cost of revenue	26,611	27,285	27,582
Sales and marketing	82,758	80,190	80,930
Research and development	139,073	156,784	175,361
General and administrative	55,337	62,752	64,893
Total stock-based compensation expense	$311,745	$333,833	$351,590

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$9,870	$3,392	$2,185
Sales and marketing	827	317	353
Total amortization of intangible assets	$10,697	$3,709	$2,538

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2023	2024	2025
	(as a percentage of total revenue)
Revenue:
Product	49.0%	49.7%	52.9%
Support, entitlements and other services	51.0%	50.3%	47.1%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	2.7%	1.7%	1.1%
Support, entitlements and other services	15.1%	13.4%	12.1%
Total cost of revenue	17.8%	15.1%	13.2%
Gross profit	82.2%	84.9%	86.8%
Operating expenses:
Sales and marketing	49.6%	45.5%	41.6%
Research and development	31.2%	29.7%	29.0%
General and administrative	12.5%	9.3%	9.4%
Total operating expenses	93.3%	84.5%	80.0%
(Loss) income from operations	(11.1)%	0.4%	6.8%
Other (expense) income, net	(1.4)%	(5.1)%	1.5%
(Loss) income before provision for income taxes	(12.5)%	(4.7)%	8.3%
Provision for income taxes	1.1%	1.1%	0.9%
Net (loss) income	(13.6)%	(5.8)%	7.4%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Fiscal Years Ended July 31, 2024 and 2025

Revenue

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Product	$1,067,948	$1,341,374	$273,426	26%
Support, entitlements and other services	1,080,868	1,196,553	115,685	11%
Total revenue	$2,148,816	$2,537,927	$389,111	18%

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
U.S.	$1,189,213	$1,409,367	$220,154	19%
Europe, the Middle East and Africa	563,281	685,569	122,288	22%
Asia Pacific	348,952	392,744	43,792	13%
Other Americas	47,370	50,247	2,877	6%
Total revenue	$2,148,816	$2,537,927	$389,111	18%

Product revenue increased year-over-year by approximately $273.4 million, or 26%, for fiscal 2025 due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, entitlements and other services revenue increased year-over-year by approximately $115.7 million, or 11%, for and fiscal 2025 in conjunction with the growth of our end customer base, which grew approximately 10% during fiscal 2025 and the related software entitlement subscription and support subscription contracts and renewals.

The total average contract duration was approximately 3.0 years and 3.1 years for fiscal 2024 and 2025, respectively. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts, billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Cost of product revenue	$36,441	$28,341	$(8,100)	(22)%
Product gross margin	96.6%	97.9%
Cost of support, entitlements and other services revenue	$287,671	$306,441	$18,770	7%
Support, entitlements and other services gross margin	73.4%	74.4%
Total gross margin	84.9%	86.8%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of product revenue

Cost of product revenue decreased year-over-year for fiscal 2025 due primarily to lower stock-based compensation expense as well as decreases in overhead resulting from lower operating and finance lease costs. Slight fluctuations in hardware revenue and cost of product revenue are anticipated, as we expect to continue selling small amounts of hardware for the foreseeable future.

Product gross margin increased by approximately 1.3 percentage points in fiscal 2025 due primarily to product revenue increasing while cost of product revenue decreases.

Cost of support, entitlements and other services revenue

Cost of support, entitlements and other services revenue increased year-over-year for fiscal 2025 due primarily to higher personnel-related costs, including costs for contractors, resulting from growth in our global customer support organization, as well as an increase in bonus expense.

Support, entitlements and other services gross margin increased by 1.0 percentage points in fiscal 2025 due primarily to support, entitlements and other services revenue growing at a higher rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$977,286	$1,056,465	$79,179	8%
Percent of total revenue	45.5%	41.6%

Sales and marketing expense increased year-over-year due primarily to higher personnel-related costs, including commissions expense, resulting from the 8% growth in our sales and marketing headcount from July 31, 2024 to July 31, 2025, as well as increased marketing spend on events and partnership programs.

Research and development

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Research and development	$638,992	$736,823	$97,831	15%
Percent of total revenue	29.7%	29.0%

Research and development expense increased year-over-year due primarily to higher personnel-related costs, including stock-based compensation expense and bonus expense due to a 12% growth in our R&D headcount from July 31, 2024 to July 31, 2025. Research and development expense also increased due to higher depreciation expense related to property and equipment additions during the period and an increase in outside services costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
General and administrative	$200,863	$237,316	$36,453	18%
Percent of total revenue	9.3%	9.4%

General and administrative expense increased year-over-year due primarily to higher legal and outside services costs, higher personnel-related costs resulting from the 10% growth in our G&A headcount from July 31, 2024 to July 31, 2025, as well as higher technical costs related to software licenses and support, partially offset by lower depreciation expense.

Other Expense, Net

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Interest income, net	$68,486	$62,310	$6,176	9%
Amortization of debt discount and issuance costs and interest expense	(61,503)	(8,378)	(53,125)	(86)%
Interest expense related to conversion of 2026 Notes attributable to debt discount and issuance costs	(107,877)	—	(107,877)	0%
Inducement expense	—	(11,347)	11,347	100%
Other	(7,987)	(3,478)	(4,509)	(56)%
Other (expense) income, net	$(108,881)	$39,107	$(147,988)	(136)%

The decrease in other expense, net for fiscal 2025 was due primarily to $107.9 million of interest expense recognized during the fiscal quarter ended July 31, 2024 resulting from our conversion of the 2026 Notes, as well as a decrease in interest expense related to our convertible notes, given the conversion of the 2026 Notes. The decrease was partially offset by approximately $11.3 million of inducement expense recognized during the fiscal quarter ended January 31, 2025 related to the partial repurchase of the 2027 Notes and an increase in interest income on our investments.

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$23,457	$23,282	$(175)	(1)%

The year-over-year decrease in the provision for income taxes in fiscal 2025 was due primarily to the lapse of the statute of limitations for some foreign uncertain tax positions and foreign excess tax benefits on stock options and restricted stock units exercised during the periods, partially offset by higher U.S. federal income tax and state income taxes as a result of higher taxable earnings. We continue to maintain a full valuation allowance on our U.S. federal and state deferred tax assets.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of July 31, 2025, we had approximately $769.5 million of cash and cash equivalents, and $1,223.2 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of July 31, 2025, we had accounts receivable of approximately $338.0 million, net of allowances of $2.2 million.

In fiscal 2023, we settled the 2023 Notes in full at maturity with a cash payment of $145.7 million. In fiscal 2024, we settled the 2026 Notes by paying $817.6 million in cash and delivering approximately 16.9 million shares of Class A common stock.

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

On February 12, 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of July 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of July 31, 2025, we were in compliance with the financial covenant.

For additional information regarding our debt offerings, see Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Revolver, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and convertible notes servicing and repayment requirements for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; and market, economic and financial conditions (including inflation and interest rates). Holders of the 2027 Notes or the 2029 Notes will be entitled to convert their 2027 Notes or 2029 Notes under certain circumstances as described in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. If one or more holders elect to convert their 2027 Notes or 2029 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash.

Purchase Obligations, Lease Commitments and Other Obligations

As of July 31, 2025, we had non-cancelable contractual purchase obligations of $253.4 million, all of which is short-term. These purchase obligations primarily include guarantees with contract manufacturers and purchase obligations and other commitments pertaining to our daily business operations.

As of July 31, 2025, we had aggregate future minimum lease payments under non-cancelable operating leases and finance leases were $179.8 million, of which $41.3 million is short-term. Non-cancelable operating leases include leases that have been executed, but not yet commenced. We lease offices, research and development facilities, and data centers under operating leases expiring through October 2030 and lease certain data center equipment under finance leases.

As of July 31, 2025, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases will be funded from available liquidity and may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. For more information on the share repurchase, refer to Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$672,931	$821,456
Net cash provided by (used in) investing activities	529,589	(951,687)
Net cash (used in) provided by financing activities	(1,062,629)	244,086
Net increase in cash, cash equivalents and restricted cash	$139,891	$113,855

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $672.9 million and $821.5 million for fiscal 2024 and 2025, respectively, representing an improvement of approximately $148.5 million. The increase in cash generated from operating activities for fiscal 2025 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash provided by investing activities of approximately $529.6 million for fiscal 2024 included approximately $774.2 million of maturities of short-term investments and $706.4 million of sales of short-term investments, partially offset by approximately $871.3 million of short-term investment purchases, $75.3 million of purchases of property and equipment, and $4.5 million of cash paid for acquisitions.

Net cash used in investing activities of approximately $951.7 million for fiscal 2025 included approximately $1,359.6 million of short-term investment purchases and $71.3 million of purchases of property and equipment, partially offset by $476.2 million of maturities of short-term investments and $3.0 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of approximately $1,062.6 million for fiscal 2024 included approximately $817.6 million used to pay the cash portion of the obligation due upon conversion of the 2026 Notes, $161.6 million of taxes paid related to the net share settlement of equity awards, $131.1 million of repurchases of our Class A common stock, and $3.9 million of payments for finance lease obligations, partially offset by approximately $51.6 million of proceeds from the sale of shares through employee equity incentive plans.

Net cash provided by financing activities of approximately $244.1 million for fiscal 2025 included approximately $848.0 million of net proceeds from the issuance of the 2029 Notes and $68.9 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by approximately $307.9 million of repurchases of our Class A common stock, $256.6 million of taxes paid related to the net share settlement of equity awards, $95.5 million related to the partial repurchase of the 2027 Notes, $4.6 million of payments for finance lease obligations, $3.4 million of third-party debt issuance costs related to the issuance of the 2029 Notes, $2.8 million of issuance costs related to the Revolver, and $2.0 million of deferred payments for purchases of property and equipment.

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

Revenue Recognition

Some of our contracts with customers contain multiple performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. For deliverables that we routinely sell separately, such as software entitlement subscriptions and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, and geographic locations.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $60.8 million, $70.4 million and $77.7 million for fiscal 2023, 2024 and 2025, respectively. The increase in this hypothetical change in fiscal 2025 is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

On February 12, 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of July 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of July 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Nutanix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders' deficit, and cash flows, for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 23, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers an enterprise cloud platform, which can be preinstalled on hardware or delivered separately, as well as related support subscriptions and professional services. Product revenue was $1.3 billion and support, entitlements, and other services revenue was $1.2 billion for the year ended July 31, 2025.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for the Company’s customer contracts included the following, among others:

•
We tested the effectiveness of controls related to the identification of distinct performance obligations and the determination of the standalone selling prices.
•
We evaluated management’s significant accounting policies related to revenue recognition for reasonableness.
•
We selected a sample of recorded revenue transactions and performed the following procedures:
–
Obtained and read customer source documents and the contract for each selection, including master agreements and related amendments to evaluate if relevant contractual terms have been appropriately considered by management.
–
Evaluated management’s application of their accounting policy and tested revenue recognition for specific performance obligations by comparing management’s conclusions to the underlying contract, master agreement, and any related amendments, if applicable.
–
Tested the mathematical accuracy of management’s calculations of revenue recognized in the financial statements.

•
We evaluated the reasonableness of management’s estimate of standalone selling prices for products and services that are not sold separately by performing the following:
–
Assessed the appropriateness of the Company’s methodology and the mathematical accuracy of the determined standalone selling prices.
–
Tested the completeness and accuracy of the source data utilized in management’s calculations.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 23, 2025

We have served as the Company’s auditor since 2013.

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2024	July 31, 2025
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$655,270	$769,502
Short-term investments	339,072	1,223,234
Accounts receivable, net of allowances of $772 and $2,187, respectively	229,796	337,967
Deferred commissions—current	159,849	153,072
Prepaid expenses and other current assets	97,307	105,391
Total current assets	1,481,294	2,589,166
Property and equipment, net	136,180	142,814
Operating lease right-of-use assets	109,133	134,526
Deferred commissions—non-current	198,962	189,221
Intangible assets, net	5,153	2,615
Goodwill	185,235	185,235
Other assets—non-current	27,961	39,617
Total assets	$2,143,918	$3,283,194
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,066	$81,599
Accrued compensation and benefits	195,602	230,498
Accrued expenses and other current liabilities	24,967	24,187
Deferred revenue—current	954,543	1,054,023
Operating lease liabilities—current	24,163	23,234
Total current liabilities	1,244,341	1,413,541
Deferred revenue—non-current	918,163	1,058,731
Operating lease liabilities—non-current	90,359	115,754
Convertible senior notes, net	570,073	1,343,818
Other liabilities—non-current	49,130	45,870
Total liabilities	2,872,066	3,977,714
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2024 and July 31, 2025; 265,181 and 269,045 Class A shares issued and outstanding as of July 31, 2024 and July 31, 2025, respectively	7	7
Additional paid-in capital	4,118,898	4,200,466
Accumulated other comprehensive income	146	700
Accumulated deficit	(4,847,199)	(4,895,693)
Total stockholders’ deficit	(728,148)	(694,520)
Total liabilities and stockholders’ deficit	$2,143,918	$3,283,194

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands, except per share data)
Revenue:
Product	$912,114	$1,067,948	$1,341,374
Support, entitlements and other services	950,781	1,080,868	1,196,553
Total revenue	1,862,895	2,148,816	2,537,927
Cost of revenue:
Product	51,107	36,441	28,341
Support, entitlements and other services	281,080	287,671	306,441
Total cost of revenue	332,187	324,112	334,782
Gross profit	1,530,708	1,824,704	2,203,145
Operating expenses:
Sales and marketing	924,696	977,286	1,056,465
Research and development	580,961	638,992	736,823
General and administrative	232,201	200,863	237,316
Total operating expenses	1,737,858	1,817,141	2,030,604
(Loss) income from operations	(207,150)	7,563	172,541
Other (expense) income, net	(26,435)	(108,881)	39,107
(Loss) income before provision for income taxes	(233,585)	(101,318)	211,648
Provision for income taxes	20,975	23,457	23,282
Net (loss) income	$(254,560)	$(124,775)	$188,366
Net (loss) income per share attributable to Class A common stockholders, basic	$(1.09)	$(0.51)	$0.70
Net (loss) income per share attributable to Class A common stockholders, diluted	$(1.09)	$(0.51)	$0.65
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	233,247	244,743	267,479
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	233,247	244,743	294,083

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Net (loss) income	$(254,560)	$(124,775)	$188,366
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	905	5,317	554
Comprehensive (loss) income	$(253,655)	$(119,458)	$188,920

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Fiscal Year Ended July 31, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2022	226,938	$6	$3,583,928	$(6,076)	$(4,378,362)	$(800,504)
Issuance of common stock through employee equity incentive plans	10,895	—	3,700	—	—	3,700
Issuance of common stock from ESPP purchase	2,187	—	41,509	—	—	41,509
Shares withheld related to net share settlement of equity awards	(413)	—	(10,214)	—	—	(10,214)
Stock-based compensation	—	—	311,745	—	—	311,745
Other comprehensive income	—	—	—	905	—	905
Net loss	—	—	—	—	(254,560)	(254,560)
Balance - July 31, 2023	239,607	6	3,930,668	(5,171)	(4,632,922)	(707,419)
Issuance of common stock through employee equity incentive plans	12,429	—	4,241	—	—	4,241
Issuance of common stock from ESPP purchase	1,870	—	47,327	—	—	47,327
Shares withheld related to net share settlement of equity awards	(2,996)	—	(161,552)	—	—	(161,552)
Repurchase and retirement of common stock	(2,583)	—	(41,637)	—	(89,502)	(131,139)
Issuance of common stock related to conversion of 2026 Notes	16,854	1	6,018	—	—	6,019
Stock-based compensation	—	—	333,833	—	—	333,833
Other comprehensive income	—	—	—	5,317	—	5,317
Net loss	—	—	—	—	(124,775)	(124,775)
Balance - July 31, 2024	265,181	7	4,118,898	146	(4,847,199)	(728,148)
Issuance of common stock through employee equity incentive plans	10,915	—	2,799	—	—	2,799
Issuance of common stock from ESPP purchase	1,561	—	66,136	—	—	66,136
Shares withheld related to net share settlement of equity awards	(3,950)	—	(258,244)	—	—	(258,244)
Repurchase and retirement of common stock	(4,662)	—	(71,040)	—	(236,860)	(307,900)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	351,590	—	—	351,590
Other comprehensive income	—	—	—	554	—	554
Net income	—	—	—	—	188,366	188,366
Balance - July 31, 2025	269,045	$7	$4,200,466	$700	$(4,895,693)	$(694,520)

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(254,560)	$(124,775)	$188,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	76,388	73,199	72,701
Stock-based compensation	311,745	333,833	351,590
Amortization of debt discount and issuance costs	42,636	41,600	3,877
Conversion of convertible senior notes attributable to debt discount and issuance costs	—	107,877	—
Operating lease cost, net of accretion	35,357	31,462	29,029
Early exit of lease-related assets	(1,040)	—	—
Gain on Frame divestiture	(10,957)	—	—
Non-cash interest expense	19,757	18,550	—
Inducement expense from partial repurchase of the 2027 Notes	—	—	11,347
Other	(11,388)	(13,312)	(4,829)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,885)	(53,811)	(71,886)
Deferred commissions	9,599	(820)	16,517
Prepaid expenses and other assets	(59,243)	46,623	(8,101)
Accounts payable	(9,600)	14,749	30,018
Accrued compensation and benefits	(6,027)	51,923	33,286
Accrued expenses and other liabilities	53,191	(82,632)	(4,269)
Operating leases, net	(40,257)	(30,475)	(29,954)
Deferred revenue	142,687	258,940	203,764
Net cash provided by operating activities	272,403	672,931	821,456
Cash flows from investing activities:
Maturities of investments	965,040	774,237	476,173
Purchases of investments	(955,330)	(871,259)	(1,359,593)
Sales of investments	—	706,363	3,016
Proceeds from Frame divestiture	5,909	—	—
Payments for acquisitions, net of cash acquired	—	(4,500)	—
Purchases of property and equipment	(65,404)	(75,252)	(71,283)
Net cash (used in) provided by investing activities	(49,785)	529,589	(951,687)
Cash flows from financing activities:
Repayment of convertible notes	(145,704)	(817,633)	—
Proceeds from sales of shares through employee equity incentive plans	46,501	51,571	68,935
Taxes paid related to net share settlement of equity awards	(10,214)	(161,552)	(256,636)
Proceeds from the issuance of convertible notes, net of issuance costs	—	—	848,010
Payment of third-party debt issuance costs	—	—	(3,448)
Partial repurchase of the 2027 Notes	—	—	(95,453)
Payment of revolver issuance costs	—	—	(2,794)
Repurchases of common stock	—	(131,139)	(307,900)
Payment of finance lease obligations	(3,292)	(3,876)	(4,628)
Deferred payment of purchases of property and equipment	—	—	(2,000)
Net cash (used in) provided by financing activities	(112,709)	(1,062,629)	244,086
Net increase in cash, cash equivalents and restricted cash	$109,909	$139,891	$113,855
Cash, cash equivalents and restricted cash—beginning of period	405,862	515,771	655,662
Cash, cash equivalents and restricted cash—end of period	$515,771	$655,662	$769,517
Restricted cash (1)	2,842	392	15
Cash and cash equivalents—end of period	$512,929	$655,270	$769,502
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$30,781	$23,647	$32,537
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$15,754	$19,275	$6,945
Forfeited paid-in-kind interest recognized in equity upon note conversion	$—	$6,019	$—
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$—	$—	$13,423

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

We are a hybrid multicloud computing leader, offering organizations a unified software platform for running applications and AI and managing data anywhere. Our vision is to simplify the deployment and operation of the increasingly distributed landscape of apps and data while freeing organizations to focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of new technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and managing data in core data centers, at the edge, and in public clouds, while supporting customer choice across server platforms, storage options, public and managed clouds, and container and virtualization platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL, NoSQL, and vector databases and business intelligence applications), enterprise AI workloads (including machine learning, generative AI, and agentic AI), general-purpose workloads (including system infrastructure, networking, and security), and end-user computing and virtual desktop infrastructure services, and cloud native applications (including modern, containerized applications).

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

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2023, 2024 and 2025, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of
	Fiscal Year Ended July 31,			July 31, 2024	July 31, 2025
Partners	2023	2024	2025
Partner A	16%	16%	15%	10%	14%
Partner B	(1)	(1)	16%	16%	13%
Partner C	32%	31%	25%	12%	(1)
Partner D	10%	11%	10%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

We classify all highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Measurement

We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, we consider the principal or most advantageous market in which to transact and the market-based risk. We apply fair value accounting for all assets and liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a recurring basis. The carrying amounts reported in our consolidated financial statements for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to their short-term nature. The fair value of the outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes") is determined based on the closing trading price per $100 of the 2027 Notes as of the last day of trading for the period. The fair value of the outstanding 0.50% convertible senior notes due 2029 (the "2029 Notes") is determined based on the closing trading price per $100 of the 2029 Notes as of the last day of trading for the period.

Convertible Senior Notes

Our convertible senior notes, including any embedded conversion features, are accounted for under the convertible debt accounting model and are treated as a liability, net of unamortized issuance costs. The carrying amount of the liability is classified as a current liability if we have committed to settle with current assets; otherwise, it is classified as a long-term liability, as we retain the option to settle conversion requests in shares of our Class A common stock. The embedded conversion features are not remeasured as long as they do not meet the separation requirement of a derivative; otherwise, they are classified as derivative instruments and accounted for as such. Issuance costs are amortized to interest expense using the effective interest rate method over the term of the notes. In accounting for a holder’s exercise in accordance with a note’s original conversion terms of a conversion option for which the carrying amount has previously been reclassified to equity, any unamortized discount remaining at the date of conversion is first recognized as interest, and then the remaining carrying amount of the converted notes is reduced by the cash transferred and then recognized in equity to reflect the shares issued, such that no gain or loss is recognized. In accounting for extinguishments of the notes, the reacquisition price of the extinguished notes is compared to the carrying amount of the respective extinguished notes and a gain or loss is recorded in other expense, net on our consolidated statements of operations.

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

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Allowance for credit losses—beginning balance	$644	$733	$772
Charged to allowance for credit losses	212	830	1,415
Recoveries	(123)	—	—
Write-offs	—	(791)	—
Allowance for credit losses—ending balance	$733	$772	$2,187

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right-of-use assets ("ROU assets") represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist primarily of fixed payments under the arrangement, less any lease incentives, such as rent holidays. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance, property taxes and utilities. We use an estimate of our incremental borrowing rate ("IBR") based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term and the currency in which the arrangement is denominated. Our lease terms may include renewal options, which are not included in the lease terms for calculating our lease liability, unless we are reasonably certain that we will exercise the renewal option at the time of the lease commencement. Lease costs are recognized on a straight-line basis as operating expenses within our consolidated statements of operations. We present lease payments within cash flows from operations within our consolidated statements of cash flows.

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

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, in the fourth quarter of each fiscal year. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (i) a significant adverse change in legal factors or in the business climate; (ii) a substantial decline in our market capitalization; (iii) an adverse action or assessment by a regulator; (iv) unanticipated competition; (v) loss of key personnel; (vi) a more likely-than-not expectation of the sale or disposal of a reporting unit or a significant portion thereof; (vii) a realignment of our resources or restructuring of our existing businesses in response to changes to industry and market conditions; (viii) testing for recoverability of a significant asset group within a reporting unit; or (ix) a higher discount rate used in the impairment analysis as impacted by an increase in interest rates.

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

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2023, 2024 or 2025.

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

Contracts with multiple performance obligations — The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. For deliverables that we routinely sell separately, such as software entitlement subscriptions and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, and geographic locations.

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. This includes situations where revenue recognition occurs before invoicing and an unbilled receivable is created. The balance of unbilled accounts receivable, included in accounts receivable, net on our consolidated balance sheets, was $41.1 million and $83.5 million as of July 31, 2024 and 2025, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2024 and 2025 is presented in the accompanying consolidated balance sheets.

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

Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertains to software entitlement subscriptions, support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the consolidated balance sheet date.

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

Warranties

We generally provide a 90-day warranty on software licenses which provides for bug fixes. With respect to hardware, we have a warranty agreement with our contract manufacturers under which the OEMs are generally required to replace defective hardware within three years of shipment. Furthermore, our post-contract customer support ("PCS") agreements provide for the same parts replacement that customers are entitled to under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the customers’ critical business applications. Substantially all customers purchase PCS agreements.

Given the warranty agreement with our OEMs and considering that substantially all products are sold together with PCS agreements, we generally have very limited exposure related to warranty costs and therefore no warranty reserve has been recognized.

Research and Development

Our research and development expense consists primarily of product development personnel costs, including salaries and benefits, stock-based compensation and allocated facilities, IT, and recruiting costs. Research and development costs are expensed as incurred. Currently, we expense software development costs as incurred, as from the inception of the product development, our software products are primarily intended to be marketed and sold to customers on-premises, either standalone and/or with other product offerings.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in our consolidated statements of operations. During the fiscal years ended July 31, 2023, 2024 and 2025, we recognized foreign currency losses of $1.6 million, $4.3 million and $0.9 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations grow, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Segments

Our chief operating decision maker is our Chief Executive Officer. This individual allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. Accordingly, we have determined that we operate as a single operating and reportable segment. For additional details, refer to Note 13 of Notes to Consolidated Financial Statements.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We record a liability for uncertain tax positions if it is not more likely than not to be sustained based solely on its technical merits as of the reporting date. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred in our consolidated statements of operations. During the fiscal years ended July 31, 2023, 2024 and 2025, advertising expense was $11.6 million, $14.7 million and $15.6 million, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. We adopted this standard during the fiscal quarter ended July 31, 2025 and applied it on a fully retrospective basis.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This new ASU will be effective for us beginning in fiscal 2026. We do not expect this new standard to have a material impact on our disclosures.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 2. REVENUE, DEFERRED REVENUE AND DEFERRED COMMISSIONS

Disaggregation of Revenue and Revenue Recognition

The Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public clouds, running on a variety of qualified hardware platforms (including out Nutanix-branded NX hardware line), in popular public cloud environments such as Amazon Web Services and Microsoft Azure through Nutanix Cloud Clusters, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately, or can also be sold alongside configured-to-order servers. Our subscription term-based licenses typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions generally have durations extending up to five years.

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Subscription	$1,730,848	$2,016,776	$2,410,751
Professional services	91,841	100,852	112,202
Other non-subscription product	40,206	31,188	14,974
Total revenue	$1,862,895	$2,148,816	$2,537,927

Subscription revenue — Subscription revenue includes any performance obligation which has a defined duration and is generated from the sales of software entitlement subscriptions, support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software entitlement subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software entitlement subscriptions and support subscriptions. These offerings represented approximately $905.8 million, $1,029.0 million and $1,138.4 million of our subscription revenue for fiscal 2023, 2024 and 2025, respectively.
•
Upfront — Revenue from our subscription software licenses is generally recognized upfront upon transfer of control to the customer, which happens when we make the software available to the customer. These subscription software licenses represented approximately $825.0 million, $987.8 million and $1,272.4 million of our subscription revenue for fiscal 2023, 2024 and 2025, respectively.

Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-subscription product revenue — Other non-subscription product revenue includes approximately $37.4 million, $27.9 million and $10.8 million of non-portable software revenue for fiscal 2023, 2024 and 2025, respectively, and approximately $2.8 million, $3.3 million and $4.2 million of hardware revenue for fiscal 2023, 2024 and 2025, respectively.

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

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2023	$1,595,032	$357,991
Additions (1)	2,426,490	218,876
Revenue/commissions recognized	(2,148,816)	(218,056)
Balance as of July 31, 2024	1,872,706	358,811
Additions (1)	2,777,975	228,378
Revenue/commissions recognized	(2,537,927)	(244,896)
Balance as of July 31, 2025	$2,112,754	$342,293

(1)
Includes both billed and unbilled amounts.

During the fiscal year ended July 31, 2024, we recognized revenue of approximately $771.2 million pertaining to amounts deferred as of July 31, 2023. During the fiscal year ended July 31, 2025, we recognized revenue of approximately $863.1 million pertaining to amounts deferred as of July 31, 2024.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized ("contracted not recognized"), which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. Contracted not recognized revenue was approximately $2,692.6 million as of July 31, 2025, of which we expect to recognize approximately 49% within 12 months, approximately 36% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

Convertible Note Receivable

In May 2023, we sold our Frame Desktop-as-a-Service business. As part of the consideration for the sale, we received a $5.0 million interest-bearing convertible note. We have elected the fair value option for the convertible note and will record the changes in its fair value at each reporting period. As of July 31, 2025, the fair value of the convertible note was determined to be approximately $5.5 million. We consider this convertible note to be classified within Level III. The fair value is determined by considering the convertible note’s principal and accrued interest, as well as the convertible note’s option to convert into equity securities, using inputs including debt yields, volatility data, and the value of the underlying equity into which the convertible note could be converted.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2024
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$352,295	$—	$—	$352,295
U.S. Government securities	—	99	—	99
Commercial paper	—	1,747	—	1,747
Short-term investments:
Corporate bonds	—	233,065	—	233,065
Commercial paper	—	33,770	—	33,770
U.S. Government securities	—	72,237	—	72,237
Total measured at fair value	$352,295	$340,918	$—	$693,213
Cash				301,129
Total cash, cash equivalents and short-term investments				$994,342
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,150	$5,150

	As of July 31, 2025
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$371,762	$—	$—	$371,762
U.S. Government securities	—	21,703	—	21,703
Commercial paper	—	13,068	—	13,068
Short-term investments:
Corporate bonds	—	647,074	—	647,074
Commercial paper	—	163,055	—	163,055
U.S. Government securities	—	413,105	—	413,105
Total measured at fair value	$371,762	$1,258,005	$—	$1,629,767
Cash				362,969
Total cash, cash equivalents and short-term investments				$1,992,736
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,460	$5,460

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2027 Notes and 2029 Notes (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2024		As of July 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$570,073	$631,178	$497,059	$695,295
2029 Notes	—	—	846,759	976,652
Total	$570,073	$631,178	$1,343,818	$1,671,947

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of the 2027 Notes as of July 31, 2024 and 2025 was net of unamortized debt issuance costs of $4.9 million and $2.9 million, respectively.

The carrying value of the 2029 Notes as of July 31, 2025 was net of unamortized debt issuance costs of $15.7 million.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2024 and 2025, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2024 and 2025, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2025
(in thousands)
Due within one year	$551,451
Due in one to three years	671,783
Total	$1,223,234

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Prepaid operating expenses	$62,815	$56,762
VAT receivables	8,017	10,316
Other current assets	26,475	38,313
Total prepaid expenses and other current assets	$97,307	$105,391

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2024	July 31, 2025
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$421,559	$435,564
Demonstration units	12	59,570	59,475
Leasehold improvements	(1)	64,607	71,520
Software	(2)	29,014	29,152
Furniture and fixtures	60	16,169	15,542
Total property and equipment, gross		590,919	611,253
Less: accumulated depreciation		(454,739)	(468,439)
Total property and equipment, net		$136,180	$142,814

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was $63.3 million, $65.6 million and $66.3 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively.

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(76,804)	(78,989)
Accumulated amortization of customer relationships	(9,111)	(9,464)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(90,115)	(92,653)
Total intangible assets, net	$5,153	$2,615

Amortization expense related to our intangible assets is recognized in our consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name. Amortization expense was $10.7 million, $3.7 million and $2.5 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2024	2025
	(in thousands)
Intangible assets, net—beginning balance	$4,893	$5,153
Amortization of intangible assets (1)	(3,709)	(2,538)
Acquisition of intangible assets	3,969	—
Intangible assets, net—ending balance	$5,153	$2,615

(1)
Represents amortization expense related to intangible assets recognized during the year in our consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2026	$778
2027	778
2028	353
2029	353
2030	353
Total	$2,615

Goodwill

The changes in the carrying amount of goodwill are as follows:

Carrying Amount
(in thousands)
Balance at July 31, 2023	$184,938
Adjustment for acquisition	297
Balance at July 31, 2024	185,235
Balance at July 31, 2025	$185,235

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Accrued commissions and taxes	$40,714	$51,036
Accrued bonus	17,863	37,654
Payroll taxes payable	31,797	31,366
Accrued vacation	26,772	31,062
Contributions to ESPP withheld	24,676	26,325
Accrued wages and taxes	16,255	18,846
Accrued benefits	16,580	17,976
Other	20,945	16,233
Total accrued compensation and benefits	$195,602	$230,498

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. DEBT

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

2026 Notes

In September 2020, we issued $750.0 million in aggregate principal amount of the 2026 Notes to BCPE Nucleon (DE) SPV, LP, an entity affiliated with Bain Capital, LP ("Bain") (the "2026 Notes"). The 2026 Notes bore interest at a rate of 2.50% per annum, with such interest paid in kind ("PIK") on the 2026 Notes held by Bain through an increase in the principal amount of the 2026 Notes, and that would have been paid in cash on any 2026 Notes transferred to entities that are not affiliated with Bain. Interest on the 2026 Notes accrued from the date of issuance, September 24, 2020, and was added to the principal amount on a semi-annual basis (on March 15 and September 15 of each year).

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Interest expense related to amortization of debt discount	$36,668	$35,955	$—
Interest expense related to amortization of debt issuance costs	4,189	4,107	—
Non-cash interest expense	19,757	18,550	—
Interest expense related to conversion of 2026 Notes attributable to debt discount and issuance costs	—	107,877	—
Total interest expense	$60,614	$166,489	$—

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

In December 2024, we issued $862.5 million in aggregate principal amount of 0.50% convertible senior notes due 2029, discussed below. We used approximately $95.5 million of the net proceeds from the offering to repurchase $75.0 million aggregate principal amount of the outstanding 2027 Notes. The repurchase of $75.0 million aggregate principal amount of the outstanding 2027 Notes for approximately $95.5 million was accounted for as an induced conversion in accordance with ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). The induced conversion resulted in the recognition of an inducement expense of $11.3 million within other income (expense), net in our consolidated statement of operations and a reduction to equity of $9.7 million. Subsequent to the completion of this transaction, we had outstanding $500.0 million aggregate principal amount of the 2027 Notes.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Principal amounts:
Principal	$575,000	$500,000
Unamortized debt issuance costs (1)	(4,927)	(2,941)
Net carrying amount	$570,073	$497,059

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of July 31, 2025, the remaining life of the 2027 Notes was approximately 2.2 years.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Contractual interest expense	$1,720	$1,352	$1,321
Interest expense related to amortization of debt issuance costs	1,530	1,538	1,420
Total interest expense	$3,250	$2,890	$2,741

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2029 Notes consisted of the following:

As of
July 31, 2025
(in thousands)
Principal amounts:
Principal	$862,500
Unamortized debt issuance costs (1)	(15,741)
Net carrying amount	$846,759

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of July 31, 2025, the remaining life of the 2029 Notes was approximately 4.4 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

Fiscal Year Ended July 31,
2025
(in thousands)
Contractual interest expense	$2,695
Interest expense related to amortization of debt issuance costs	2,196
Total interest expense	$4,891

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

Borrowings, if any, under the Revolver will bear interest, at our option, at a base rate plus an applicable margin ranging from 0.25% to 1.25% based upon our total leverage ratio or a term Secured Overnight Financing Rate (or an alternative currency term rate) plus an applicable margin ranging from 1.25% to 2.25% based upon our total leverage ratio. We are also required to pay a commitment fee on the unused portion of the Revolver on a quarterly basis equal to 0.175% to 0.30%, depending on our total leverage ratio.

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. The financial covenant is subject to a 0.50:1.00 step-up for four fiscal quarters following a material

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition (as defined in the Revolver). As of July 31, 2025, we were in compliance with the financial covenant associated with the Revolver.

As of July 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

NOTE 6. LEASES

We have operating leases for offices, research and development facilities and data centers and finance leases for certain data center equipment. Our leases have remaining lease terms of one year to approximately five years, some of which include options to renew or terminate. We do not include renewal options in the lease terms for calculating our lease liability, as we are not reasonably certain that we will exercise these renewal options at the time of the lease commencement. Our lease agreements do not contain any residual value guarantees or restrictive covenants.

Total operating lease cost was $42.4 million, $38.6 million and $37.7 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was $3.9 million, $4.8 million, and $4.5 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively.

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

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$180,843	$217,060
Accumulated amortization	(71,710)	(82,534)
Operating lease right-of-use assets, net	$109,133	$134,526
Operating lease liabilities—current	$24,163	$23,234
Operating lease liabilities—non-current	90,359	115,754
Total operating lease liabilities	$114,522	$138,988
Weighted average remaining lease term (in years):	4.8	4.5
Weighted average discount rate:	6.4%	6.3%

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$19,345	$18,288
Accumulated amortization (1)	(9,412)	(12,805)
Finance lease right-of-use assets, net (1)	$9,933	$5,483
Finance lease liabilities—current (2)	$3,954	$3,301
Finance lease liabilities—non-current (3)	6,666	2,734
Total finance lease liabilities	$10,620	$6,035
Weighted average remaining lease term (in years):	2.9	2.0
Weighted average discount rate:	7.0%	7.1%

(1)
Included in our consolidated balance sheets within property and equipment, net.
(2)
Included in our consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in our consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,886	$39,973	$37,419
Operating cash flows from finance leases	$—	$885	$614
Financing cash flows from finance leases	$4,757	$3,601	$3,922
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$10,358	$46,153	$54,435
Finance leases	$7,827	$1,066	$—

The undiscounted cash flows for our lease liabilities as of July 31, 2025 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2026	$31,573	$3,618	$35,191
2027	37,052	1,908	38,960
2028	36,521	961	37,482
2029	33,232	42	33,274
2030	22,574	—	22,574
Thereafter	234	—	234
Total lease payments	161,186	6,529	167,715
Less: imputed interest	(22,198)	(494)	(22,692)
Total lease obligation	138,988	6,035	145,023
Less: current lease obligations	(23,234)	(3,301)	(26,535)
Long-term lease obligations	$115,754	$2,734	$118,488

As of July 31, 2025, we had additional operating lease commitments of approximately $7.5 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2025, with lease terms of approximately five years.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2025, we had approximately $146.5 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $106.9 million in the form of guarantees to certain of our contract manufacturers.

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

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of July 31, 2025, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of July 31, 2025, we had 269.0 million shares of Class A common stock issued and outstanding. As of July 31, 2025, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases may be made from time to time through open market purchases, in through privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares.

During the fiscal year ended July 31, 2024, we repurchased approximately 2.6 million shares of Class A common stock in open market transactions at a weighted average price of $50.77 per share for an aggregate purchase price of approximately $131.1 million. During the fiscal year ended July 31, 2025, we repurchased approximately 1.6 million shares of Class A common stock in open market transactions at a weighted average price of $68.25 per share for an aggregate purchase price of approximately $107.4 million. As of July 31, 2025, approximately $111.5 million remained available for future share repurchases under the authorization.

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

Common Stock Reserved for Issuance

As of July 31, 2025, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2025
(in thousands)
Shares reserved for future equity grants	32,438
Shares underlying outstanding stock options	8
Shares underlying outstanding restricted stock units	16,245
Shares reserved for future employee stock purchase plan awards	9,187
Total	57,878

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved approximately 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2023 and 2024, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by approximately 12.0 million and 13.3 million shares, respectively, pursuant to these provisions. As of July 31, 2025, we had reserved a total of approximately 48.7 million shares for the issuance of equity awards under the Stock Plans, of which approximately 32.4 million shares were still available for grant. On August 1, 2025, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by approximately 13.5 million shares pursuant to the automatic increase provisions.

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

During fiscal 2023, 2024 and 2025, the Compensation Committee of our Board of Directors approved the grant of approximately 1.3 million, 0.8 million and 0.4 million MSUs, respectively, to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $27.89, $47.65 and $93.40, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 3.1 years, 3.0 years and 3.0 years, respectively, subject to continuous service on each vesting date.

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

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2022	20,876	$29.34	1,260	$38.71
Granted	16,045	$19.25	1,339	$27.89
Released	(9,938)	$27.28	(314)	$34.07
Forfeited	(4,169)	$26.36	(325)	$30.08
Outstanding at July 31, 2023	22,814	$23.69	1,960	$33.49
Granted	9,850	$34.22	1,396	$49.82
Released	(10,844)	$25.76	(796)	$25.25
Forfeited	(1,959)	$25.73	(246)	$45.15
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94
Granted (1)	5,658	$61.62	711	$86.81
Released (1)	(9,526)	$30.16	(1,140)	$42.46
Forfeited	(1,562)	$34.63	(72)	$52.48
Outstanding at July 31, 2025	14,431	$38.46	1,813	$62.63

(1)
For PSUs, includes additional shares granted upon vesting due to achievement over 100%.

The aggregate grant date fair value of RSUs, including PSUs, vested was $281.8 million, $299.5 million and $335.7 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2024				2025
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	1,046	$6.83	1.1	$24,451	258	$11.26	0.7	$10,138
Options granted	—	$—			—	$—
Options exercised	(788)	$5.38			(250)	$11.20
Options canceled/forfeited	—	$—			—	$—
Outstanding at end of period	258	$11.26	0.7	$10,138	8	$13.11	0.7	$492
Exercisable at end of period	258	$11.26	0.7	$10,138	8	$13.11	0.7	$492

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2023, 2024 and 2025 was $12.1 million, $37.8 million and $13.9 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $3.7 million, $4.2 million and $2.8 million for the fiscal years ended July 31, 2023, 2024 and 2025, respectively. There were no stock options that vested during the fiscal years ended July 31, 2023, 2024 or 2025. We did not grant any stock options during the fiscal years ended July 31, 2023, 2024 or 2025.

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

During the fiscal year ended July 31, 2025, approximately 1.6 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $66.1 million. As of July 31, 2025, approximately 9.2 million shares were available for future issuance under the 2016 ESPP.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2023	2024	2025
Expected term (in years)	0.74	0.78	0.72
Risk-free interest rate	4.3%	5.1%	4.9%
Volatility	59.8%	47.2%	46.2%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in our consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Cost of revenue:
Product	$7,966	$6,822	$2,824
Support, entitlements and other services	26,611	27,285	27,582
Sales and marketing	82,758	80,190	80,930
Research and development	139,073	156,784	175,361
General and administrative	55,337	62,752	64,893
Total stock-based compensation expense	$311,745	$333,833	$351,590

As of July 31, 2025, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $560.5 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

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

During the fiscal year ended July 31, 2023, we recognized restructuring charges of approximately $5.3 million and made cash payments of approximately $15.8 million. During the fiscal year ended July 31, 2024, we did not incur any charges and made cash payments of approximately $0.4 million. During the fiscal year ended July 31, 2025, we did not incur any charges or make any cash payments. As of July 31, 2025, we had no remaining restructuring liability.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs and PSUs, each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(254,560)	$(124,775)	$188,366
Add: Interest expense related to convertible senior notes, net of tax	—	—	3,173
Diluted net (loss) income	$(254,560)	$(124,775)	$191,539
Denominator:
Weighted average shares, basic	233,247	244,743	267,479
Add: Dilutive effect of common stock equivalents	—	—	26,604
Weighted average shares, diluted	233,247	244,743	294,083

Net (loss) income per share attributable to Class A common stockholders, basic	$(1.09)	$(0.51)	$0.70
Net (loss) income per share attributable to Class A common stockholders, diluted	$(1.09)	$(0.51)	$0.65

The following shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Outstanding stock options, RSUs and PSUs	25,820	22,433	839
Employee stock purchase plan	1,122	1,148	64
Common stock issuable upon the conversion of convertible notes	38,700	39,423	—
Total	65,642	63,004	903

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES

Income Taxes

(Loss) income before provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Domestic	$(294,093)	$(167,745)	$118,516
Foreign	60,508	66,427	93,132
(Loss) income before provision for income taxes	$(233,585)	$(101,318)	$211,648

Provision for income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
Current:
U.S. federal	$(568)	$—	$1,489
State and local	623	2,052	3,774
Foreign	21,952	23,925	21,657
Total current taxes	22,007	25,977	26,920
Deferred:
U.S. federal	24	24	24
Foreign	(1,056)	(2,544)	(3,662)
Total deferred taxes	(1,032)	(2,520)	(3,638)
Provision for income taxes	$20,975	$23,457	$23,282

The income tax provision differs from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate of 21% to pre-tax loss. The reconciliation of the statutory federal income tax and our effective income tax is as follows:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
U.S. federal income tax at statutory rate	$(49,053)	$(21,277)	$44,446
Change in valuation allowance	71,157	115,826	89,264
Stock-based compensation	8,767	(47,632)	(67,782)
Effect of foreign operations	(4,896)	(2,553)	(7,111)
Research and development tax credits	(17,500)	(30,076)	(41,597)
Non-deductible expenses	5,090	4,704	3,413
Change in unrecognized tax benefit	1,840	2,840	(4,977)
State income taxes	623	2,052	3,774
Tax impact of Frame divestiture	4,569	—	—
Tax impact of debt conversion	—	—	2,383
Other	378	(427)	1,469
Total	$20,975	$23,457	$23,282

During the fiscal years ended July 31, 2023, 2024 and 2025, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2024	2025
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$532,559	$416,176
Tax credit carryforward	292,546	365,828
Capitalized research expenses	241,194	356,927
Deferred revenue	179,093	213,308
Leases	35,416	41,364
Accruals and reserves	25,065	30,940
Stock-based compensation	17,221	17,573
Intangibles and goodwill	8,447	8,044
Property and equipment	4,302	—
Other assets	22,631	26,434
Total deferred tax assets	1,358,474	1,476,594
Deferred tax liabilities:
Deferred commission expense	(84,409)	(79,757)
Leases	(36,100)	(41,294)
Prepaid expenses	(2,249)	(2,387)
Intangibles and goodwill	(1,394)	(1,504)
Property and equipment	(1,359)	(911)
Other	(14,075)	(15,984)
Total deferred tax liabilities	(139,586)	(141,837)
Valuation allowance	(1,205,780)	(1,318,056)
Net deferred tax assets	$13,108	$16,701

Management believes that based on available evidence, both positive and negative, it is more likely than not that the U.S. deferred tax assets will not be utilized and as such, a full valuation allowance has been recorded.

The valuation allowance for deferred tax assets was $1.3 billion as of July 31, 2025. The net increase in the total valuation allowance for the fiscal years ended July 31, 2024 and 2025 was $127.4 million and $112.3 million, respectively.

As of July 31, 2025, we had approximately $1.8 billion of federal net operating loss carryforwards and $1.5 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2026. In addition, we had approximately $219.0 million of federal research credit carryforwards, $160.2 million of state research credit carryforwards and $63.6 million of foreign tax credit carryforwards available to reduce future tax liability. The federal credits will begin to expire in fiscal 2035 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2029.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2025, we held an aggregate of $331.2 million in cash and cash equivalents in our foreign subsidiaries, of which $156.8 million was denominated in U.S. dollars. We attribute net revenue, costs and expenses to domestic and foreign components based on the terms of our agreements with our subsidiaries. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries, as such earnings are to be reinvested offshore indefinitely. It is not practicable to estimate the withholding tax liability if these earnings were to be repatriated.

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2024	2025
	(in thousands)
Balance at the beginning of the year	$95,862	$102,647
Increases related to current year tax positions	7,595	9,651
Increases related to prior year tax positions	425	1,670
Decreases related to prior year tax positions	(932)	(144)
Lapse of statute of limitations/Settlements/Other	(303)	(3,646)
Balance at the end of the year	$102,647	$110,178

During the fiscal year ended July 31, 2025, the net increase in unrecognized tax positions was primarily attributable to federal and state research and development credits and intercompany charges.

As of July 31, 2025, if uncertain tax positions are fully recognized in the future, it would result in a $17.5 million impact to our effective tax rate, primarily relating to positions in foreign jurisdictions, and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2025, we had recognized $7.8 million of accrued interest and penalties related to uncertain tax positions.

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

The Organisation for Economic Co-operation and Development has established a framework for a global minimum corporate tax of 15%, known as Pillar Two, which will be applied on a country-by-country basis to companies with global revenues and profits above certain thresholds. Although the United States has not enacted legislation to adopt Pillar Two, and its future adoption is uncertain, several countries where we operate have enacted such legislation, and others are in the process of doing so. We do not expect Pillar Two to have a material impact on our effective tax rate or our financial condition and results of operations.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The One Big Beautiful Bill Act ("OBBBA") includes significant changes to U.S. income tax laws, including the repeal of mandatory capitalization of domestic research and development expenditures, extensions of bonus depreciation, and modifications to the international tax regimes. We are currently evaluating the potential impact of OBBBA on our consolidated financial statements for future periods.

NOTE 13. SEGMENT INFORMATION

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have a single operating and reportable segment. The CODM uses net income, as reported on our consolidated statements of operations, as the measure of segment profit or loss to allocate resources and evaluate financial performance. The significant expenses regularly provided to the CODM are those expenses presented in our consolidated statements of operations and related notes to consolidated financial statements. There is no expense or asset information that is supplemental to the information disclosed in these consolidated financial statements.

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2023	2024	2025
	(in thousands)
United States	$1,039,294	$1,189,213	$1,409,367
Europe, the Middle East and Africa	471,367	563,281	685,569
Asia Pacific	309,138	348,952	392,744
Other Americas	43,096	47,370	50,247
Total revenue	$1,862,895	$2,148,816	$2,537,927

For the fiscal years ended July 31, 2023, 2024 and 2025, no individual country, other than the United States, accounted for more than 10% of total revenue.

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2024	July 31, 2025
	(in thousands)
United States	$102,873	$108,921
International	33,307	33,893
Total long-lived assets	$136,180	$142,814

NOTE 14. SUBSEQUENT EVENT

In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of July 31, 2025.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2025.

The effectiveness of our internal control over financial reporting as of July 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2025 , of the Company and our report dated September 23, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 23, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On July 1, 2025, Brian Martin, our Chief Legal Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Martin's plan provides for the sale, from time to time during the period beginning on September 30, 2025 through July 1, 2026, of up to 100% of the net shares that Mr. Martin may receive from the vesting of outstanding awards of restricted stock units and up to 50% of the net shares that he may receive from the vesting of performance-based restricted stock units from time to time beginning with the September 15, 2025 vesting date and ending on the June 15, 2026 vesting date.

On July 3, 2025, Rajiv Ramaswami, our President and Chief Executive Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Ramaswami’s plan provides for the sale, from time to time during the period beginning on October 2, 2025 through July 3, 2026, of up to 388,920 shares and up to 25% of the net shares that Mr. Ramaswami may receive from the vesting of outstanding awards of restricted stock units and performance-based restricted stock units from time to time beginning with the September 15, 2025 vesting date and ending on the June 15, 2026 vesting date.

On July 3, 2025, Gayle Sheppard, a member of our board of directors, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sheppard's plan provides for the sale, from time to time during the period beginning on October 2, 2025 through July 3, 2026, of up to 3,500 shares.

On July 9, 2025, Rukmini Sivaraman, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sivaraman's plan provides for the sale, from time to time during the period beginning on October 10, 2025 through October 9, 2026, of up to 60,000 shares and up to 40% of the net shares that Ms. Sivaraman may receive from the vesting of outstanding awards of restricted stock units and performance-based restricted stock units from time to time beginning with the December 15, 2025 vesting date and ending on the September 15, 2026 vesting date.

Other than as set forth above, during the three months ended July 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders ("2025 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2025.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Complete copy of the Amended and Restated Certificate of Incorporation, as amended, consisting of (i) the Amended and Restated Certificate of Incorporation filed on December 9, 2022 and (ii) the Certificate of Amendment filed on December 8, 2023.	10-Q	001-37883	3.1	3/7/2024
3.2	Amended and Restated Bylaws.	8-K	001-37883	3.1	10/7/2022
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.2	Description of Class A Common Stock.	10-K	001-37883	4.4	9/21/2023
4.3	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.4	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37883	4.2	9/23/2021
4.5	Indenture, dated as of December 16, 2024, by and between the Registrant and U.S. Bank Trust Company National Association, as Trustee.	8-K	001-37883	4.1	12/16/2024
4.6	Form of 0.50% Convertible Senior Notes due 2029 (included in Exhibit 4.5)	8-K	001-37883	4.2	12/16/2024
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy.	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation.	10-Q	001-37883	10.1	6/2/2022
10.4+	Second Amendment to Second Amended and Restated Outside Director Compensation.	10-Q	001-37883	10.1	12/7/2022
10.5+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.6+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.7+	2016 Equity Incentive Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.4	9/19/2016
10.8+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2022) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.2	12/2/2021
10.9+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2023) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.8	9/21/2022
10.10+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2024) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.10	9/21/2023

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2025) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.11	9/19/2024
10.12+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	5/24/2023
10.13+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.14+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.15+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.16+	Form of Global Restricted Stock Unit Agreement for the Stock Price Performance-Based Restricted Stock Units under the 2016 Equity Incentive Plan.	8-K	001-37883	10.1	1/9/2024
10.17+††	Form of Global Restricted Stock Unit Agreement for the Operational Metrics Performance-Based Restricted Stock Units.	8-K	001-37883	10.2	1/9/2024
10.18+	Offer Letter, dated as of April 29, 2024, by and between the Registrant and Brian Martin.	10-K	001-37883	10.21	9/19/2024
10.19+	Senior Advisor Agreement, dated as of September 3, 2024, by and between the Registrant and David Sangster.	10-K	001-37883	10.22	9/19/2024
10.20+	Change of Control and Severance Policy.	10-K	001-37883	10.16	9/21/2022
10.21+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.22†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.23††	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.1	6/10/2024
10.24	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.25†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.26†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.28	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.29	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.30	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018
10.31	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.32	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.33	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.34	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.34	9/21/2022
10.35	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.35	9/21/2022
10.36	Thirteenth Amendment to the Office Lease dated as of November 16, 2023, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/7/2023
10.37	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.38	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.39	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.40	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.41††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.42	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.43	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.42	9/21/2022

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.44	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.43	9/21/2022
10.45	Office Lease, dated as of April 4, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	6/12/2018
10.46††	First Amendment to the Office Lease dated as of September 5, 2018, by and between the Registrant and the Hudson Concourse, LLC.	10-K	001-37883	10.31	9/24/2019
10.47	Office Lease for 1741 Technology Dr., dated as of September 5, 2018, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/10/2018
10.48	First Amendment to the Office Lease, dated as of October 22, 2019, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.2	12/5/2019
10.49††	Confirmation Letter, dated as of November 12, 2019, relating to the Office Lease by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.3	12/5/2019
10.50	Second Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Concourse, LLC.	10-Q	001-37883	10.4	12/3/2020
10.51	Third Amendment to the Office Lease, dated as of April 30, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.50	9/21/2022
10.52	Fourth Amendment to the Office Lease, dated as of June 15, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.51	9/21/2022
10.53	Fifth Amendment to the Office Lease, dated as of July 28, 2022, by and between the Registrant and Hudson Concourse, LLC.	10-K	001-37883	10.52	9/21/2022
10.54	Investment Agreement, dated as of August 26, 2020, by and among Nutanix, Inc. and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	8/27/2020
10.55	Amendment to Investment Agreement, dated as of September 24, 2020, by and between the Registrant and BCPE Nucleon (DE) SPV, LP.	8-K	001-37883	10.1	9/24/2020
10.56†††	Credit Agreement, dated as of February 12, 2025, among Nutanix, Inc., as borrower, Bank of America, N.A., as administrative agent, collateral agent and L/C issuer, and the lenders party thereto.	8-K	001-37883	10.1	2/12/2025
19.1	Insider Trading Policy.					X
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
97.1	Compensation Recovery Policy.	10-K	001-37883	97.1	09/19/2024
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.	Inline XBRL Taxonomy Extension Definition.					X
101.	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

††† The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any such omitted schedule or exhibit, or any section thereof, to the SEC upon request.

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

NUTANIX, INC.

Date: September 23, 2025	By:	/s/ Rajiv Ramaswami
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

Signature	Title	Date

/s/ Rajiv Ramaswami	President and Chief Executive Officer (Principal Executive Officer)	September 23, 2025
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2025
Rukmini Sivaraman

/s/ Eric K. Brandt	Director	September 23, 2025
Eric K. Brandt

/s/ Craig Conway	Director	September 23, 2025
Craig Conway

/s/ Max de Groen	Director	September 23, 2025
Max de Groen

/s/ Virginia Gambale	Director	September 23, 2025
Virginia Gambale

/s/ Steven J. Gomo	Director	September 23, 2025
Steven J. Gomo

/s/ Gayle Sheppard	Director	September 23, 2025
Gayle Sheppard

/s/ Mark Templeton	Director	September 23, 2025
Mark Templeton