Form 10-Q
period 2025-10-31
Nutanix, Inc.
filed 2025-12-04
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

As of November 30, 2025, the registrant had 270,399,924 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
our plan to continue to leverage our relationships with our channel and original equipment manufacturer partners and expand our network of cloud and ecosystem partners;
•
the evolution of our sales pipeline and its expected effect on our ability to land new customers and expand sales to existing customers, which may adversely affect our top-line results;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs in light of the information currently available to us. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2025	October 31, 2025
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$769,502	$780,421
Short-term investments	1,223,234	1,281,775
Accounts receivable, net of allowances of $2,187 and $2,155, respectively	337,967	335,945
Deferred commissions—current	153,072	142,307
Prepaid expenses and other current assets	105,391	98,513
Total current assets	2,589,166	2,638,961
Property and equipment, net	142,814	138,309
Operating lease right-of-use assets	134,526	131,159
Deferred commissions—non-current	189,221	184,590
Intangible assets, net	2,615	2,421
Goodwill	185,235	185,235
Other assets—non-current	39,617	43,317
Total assets	$3,283,194	$3,323,992
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$81,599	$87,987
Accrued compensation and benefits	230,498	181,826
Accrued expenses and other current liabilities	24,187	25,072
Deferred revenue—current	1,054,023	1,080,854
Operating lease liabilities—current	23,234	24,094
Total current liabilities	1,413,541	1,399,833
Deferred revenue—non-current	1,058,731	1,090,140
Operating lease liabilities—non-current	115,754	111,417
Convertible senior notes, net	1,343,818	1,345,038
Other liabilities—non-current	45,870	46,192
Total liabilities	3,977,714	3,992,620
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2025 and October 31, 2025; 269,045 and 270,729 Class A shares issued and outstanding as of July 31, 2025 and October 31, 2025, respectively	7	7
Additional paid-in capital	4,200,466	4,200,897
Accumulated other comprehensive income	700	3,605
Accumulated deficit	(4,895,693)	(4,873,137)
Total stockholders’ deficit	(694,520)	(668,628)
Total liabilities and stockholders’ deficit	$3,283,194	$3,323,992

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2024	2025
	(in thousands, except per share data)
Revenue:
Product	$301,919	$349,003
Support, maintenance and other services	289,037	321,573
Total revenue	590,956	670,576
Cost of revenue:
Product	8,370	4,292
Support, maintenance and other services	74,300	83,178
Total cost of revenue	82,670	87,470
Gross profit	508,286	583,106
Operating expenses:
Sales and marketing	253,401	285,233
Research and development	173,959	187,482
General and administrative	53,676	61,056
Total operating expenses	481,036	533,771
Income from operations	27,250	49,335
Other income, net	9,573	16,239
Income before provision for income taxes	36,823	65,574
Provision for income taxes	6,897	3,478
Net income	$29,926	$62,096
Net income per share attributable to Class A common stockholders, basic	$0.11	$0.23
Net income per share attributable to Class A common stockholders, diluted	$0.10	$0.21
Weighted average shares used in computing net income per share attributable to Class A common stockholders, basic	266,556	269,872
Weighted average shares used in computing net income per share attributable to Class A common stockholders, diluted	288,829	296,518

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Net income	$29,926	$62,096
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	413	2,905
Comprehensive income	$30,339	$65,001

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Three Months Ended October 31, 2024
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	$7	$4,145,942	$559	$(4,831,804)	$(685,296)

	Three Months Ended October 31, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2025	269,045	$7	$4,200,466	$700	$(4,895,693)	$(694,520)
Issuance of common stock through employee equity incentive plans	3,062	—	68	—	—	68
Issuance of common stock from ESPP purchase	550	—	28,967	—	—	28,967
Shares withheld related to net share settlement of equity awards	(1,224)	—	(95,679)	—	—	(95,679)
Repurchase and retirement of common stock	(704)	—	(10,685)	—	(39,540)	(50,225)
Stock-based compensation	—	—	77,760	—	—	77,760
Other comprehensive income	—	—	—	2,905	—	2,905
Net income	—	—	—	—	62,096	62,096
Balance - October 31, 2025	270,729	$7	$4,200,897	$3,605	$(4,873,137)	$(668,628)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Cash flows from operating activities:
Net income	$29,926	$62,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,180	18,374
Stock-based compensation	88,749	77,760
Amortization of debt discount and issuance costs	386	1,361
Operating lease cost, net of accretion	6,919	8,000
Other	(817)	1,777
Changes in operating assets and liabilities:
Accounts receivable, net	52,453	22,759
Deferred commissions	19,472	15,396
Prepaid expenses and other assets	(1,999)	3,490
Accounts payable	(4,454)	9,395
Accrued compensation and benefits	(35,906)	(55,126)
Accrued expenses and other liabilities	(4,727)	2,152
Operating leases, net	(6,871)	(8,110)
Deferred revenue	440	37,501
Net cash provided by operating activities	161,751	196,825
Cash flows from investing activities:
Maturities of investments	91,648	236,608
Purchases of investments	(110,011)	(290,086)
Sales of investments	—	1,250
Purchases of property and equipment	(9,831)	(22,319)
Net cash used in investing activities	(28,194)	(74,547)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	28,113	29,035
Taxes paid related to net share settlement of equity awards	(79,274)	(89,223)
Repurchases of common stock	(20,100)	(50,225)
Other financing activities, net	(964)	(946)
Net cash used in financing activities	(72,225)	(111,359)
Net increase in cash, cash equivalents and restricted cash	$61,332	$10,919
Cash, cash equivalents and restricted cash—beginning of period	655,662	769,517
Cash, cash equivalents and restricted cash—end of period	$716,994	$780,436
Restricted cash (1)	390	15
Cash and cash equivalents—end of period	$716,604	$780,421
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,296	$8,597
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$4,517	$3,939
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$16,788	$19,878

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

Our business is organized into a single operating and reportable segment. Our subscription-based business model provides our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs. A subscription-based business model means one in which our products, including associated support and maintenance arrangements, are sold with a defined duration. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners") and delivered directly to our end customers.

Principles of Consolidation and Significant Accounting Policies

The accompanying condensed consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") and are consistent in all material respects with those included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the Securities and Exchange Commission ("SEC") on September 24, 2025. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements are unaudited, but include all adjustments of a normal recurring nature necessary for a fair presentation of our quarterly results. The consolidated balance sheet as of July 31, 2025 is derived from audited financial statements; however, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the estimate of standalone selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; purchase commitment liabilities to our contract manufacturers; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; the incremental borrowing rate to measure the present value of right-of-use assets and lease liabilities; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three months ended October 31, 2024 and 2025, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue		Accounts Receivable as of
	Three Months Ended October 31,		July 31, 2025	October 31, 2025
Partners	2024	2025
Partner A	13%	17%	13%	13%
Partner B	28%	22%	(1)	10%
Partner C	15%	16%	14%	(1)
Partner D	12%	11%	(1)	(1)

(1)
Less than 10%

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, filed with the SEC on September 24, 2025, that have had a material impact on our condensed consolidated financial statements.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. This new ASU will be effective for us for our fiscal 2026 10-K. We do not expect this new standard to have a material impact on our disclosures.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. This new ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the impact this new standard will have on our condensed consolidated financial statements.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Subscription	$560,696	$637,840
Professional services and other (1)	30,260	32,736
Total revenue	$590,956	$670,576

(1)
Prior to fiscal 2026, these amounts were presented as separate line items, Professional services and Other non-subscription product, as described below. Prior period amounts have been updated to conform to the current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined duration and is generated from the sales of software maintenance subscriptions, support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $274.4 million of our subscription revenue for the three months ended October 31, 2024 and $307.3 million of our subscription revenue for the three months ended October 31, 2025.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales that include a server from a channel partner or OEM, revenue is typically recognized upon shipment of the server. For sales of software sold without a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $286.3 million of our subscription revenue for the three months ended October 31, 2024 and $330.5 million of our subscription revenue for the three months ended October 31, 2025.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $27.3 million for the three months ended October 31, 2024 and $28.9 million for the three months ended October 31, 2025.
•
Other non-subscription product revenue — Includes Non-portable software revenue and Hardware revenue, which were immaterial for the periods presented.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contracts with multiple performance obligations — The majority of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price ("SSP") basis. For deliverables that we routinely sell separately, such as software maintenance subscriptions and support subscriptions on our core offerings, we determine SSP by evaluating the standalone sales over the trailing 12 months. For those that are not sold routinely, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, and geographic locations.

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. This includes situations where revenue recognition occurs before invoicing and an unbilled receivable is created. The balance of unbilled accounts receivable, included in accounts receivable, net on the condensed consolidated balance sheets, was $83.5 million and $103.3 million as of July 31, 2025 and October 31, 2025, respectively.

Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2025 and October 31, 2025 is presented in the accompanying condensed consolidated balance sheets.

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

Deferred revenue — Deferred revenue primarily consists of amounts that have been invoiced but not yet recognized as revenue and primarily pertains to software maintenance subscriptions, support subscriptions and professional services. The current portion of deferred revenue represents the amounts that are expected to be recognized as revenue within one year of the condensed consolidated balance sheet date.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2025	$2,112,754	$342,293
Additions (1)	728,816	45,653
Revenue/commissions recognized	(670,576)	(61,049)
Balance as of October 31, 2025	$2,170,994	$326,897

(1)
Includes both billed and unbilled amounts.

During the three months ended October 31, 2024, we recognized revenue of approximately $272.2 million pertaining to amounts deferred as of July 31, 2024. During the three months ended October 31, 2025, we recognized revenue of approximately $309.3 million pertaining to amounts deferred as of July 31, 2025.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. As of October 31, 2024, we had approximately $2,118.3 million of remaining performance obligations, of which we expected to recognize approximately 52% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter. As of October 31, 2025, we had approximately $2,670.5 million of remaining performance obligations, of which we expect to recognize approximately 49% within 12 months, approximately 39% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of October 31, 2025
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$338,468	$—	$—	$338,468
Commercial paper	—	3,741	—	3,741
Short-term investments:
Corporate bonds	—	710,155	—	710,155
Commercial paper	—	112,974	—	112,974
U.S. Government securities	—	458,646	—	458,646
Total measured at fair value	$338,468	$1,285,516	$—	$1,623,984
Cash				438,212
Total cash, cash equivalents and short-term investments				$2,062,196
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,460	$5,460

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

	As of July 31, 2025		As of October 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$497,059	$695,295	$497,397	$664,250
2029 Notes	846,759	976,652	847,641	947,672
Total	$1,343,818	$1,671,947	$1,345,038	$1,611,922

The carrying value of the 2027 Notes as of July 31, 2025 and October 31, 2025 was net of unamortized debt issuance costs of $2.9 million and $2.6 million, respectively.

The carrying value of the 2029 Notes as of July 31, 2025 and October 31, 2025 was net of unamortized debt issuance costs of $15.7 million and $14.9 million, respectively.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2025 and October 31, 2025, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2025 and October 31, 2025, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of October 31, 2025
(in thousands)
Due within one year	$620,326
Due in one to three years	661,449
Total	$1,281,775

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Prepaid operating expenses	$56,762	$42,383
VAT receivables	10,316	10,894
Other current assets	38,313	45,236
Total prepaid expenses and other current assets	$105,391	$98,513

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2025	October 31, 2025
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$435,564	$438,461
Demonstration units	12	59,475	58,696
Leasehold improvements	(1)	71,520	74,947
Software	(2)	29,152	29,152
Furniture and fixtures	60	15,542	15,350
Total property and equipment, gross		611,253	616,606
Less: accumulated depreciation		(468,439)	(478,297)
Total property and equipment, net		$142,814	$138,309

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Depreciation expense related to our property and equipment was approximately $16.4 million for the three months ended October 31, 2024 and $17.1 million for the three months ended October 31, 2025.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the three months ended October 31, 2025.

Intangible assets, net consists of the following:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(78,989)	(79,086)
Accumulated amortization of customer relationships	(9,464)	(9,561)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(92,653)	(92,847)
Total intangible assets, net	$2,615	$2,421

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2026 (remaining nine months)	$585
2027	777
2028	353
2029	353
2030	353
Total	$2,421

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Payroll taxes payable	$31,366	$39,485
Accrued vacation	31,062	31,911
Accrued commissions and taxes	51,036	25,440
Accrued wages and taxes	18,846	20,731
Accrued benefits	17,976	18,695
Contributions to ESPP withheld	26,325	17,407
Accrued bonus	37,654	6,798
Other	16,233	21,359
Total accrued compensation and benefits	$230,498	$181,826

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5. DEBT

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The conversion rate will be subject to adjustment in certain events but will not be adjusted for any accrued or unpaid interest. Holders who convert their 2027 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2027 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2027 Notes) prior to the maturity date, holders of the 2027 Notes may require us to repurchase for cash all or a portion of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2027 Notes, plus accrued and unpaid interest thereon.

The 2027 Notes consisted of the following:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Principal amounts:
Principal	$500,000	$500,000
Unamortized debt issuance costs (1)	(2,941)	(2,603)
Net carrying amount	$497,059	$497,397

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of October 31, 2025, the remaining life of the 2027 Notes was approximately 1.9 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Contractual interest expense	$359	$313
Interest expense related to amortization of debt issuance costs	386	337
Total interest expense	$745	$650

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

The conversion rate will be subject to adjustment in certain events but will not be adjusted for any accrued or unpaid interest. Holders who convert their 2029 Notes in connection with certain corporate events that constitute a "make-whole fundamental change" (as defined in the indenture governing the 2029 Notes) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, if we undergo a "fundamental change" (as defined in the indenture governing the 2029 Notes) prior to the maturity date, holders of the 2029 Notes may require us to repurchase for cash all or a portion of their 2029 Notes at a repurchase price equal to 100% of the principal amount of the repurchased 2029 Notes, plus accrued and unpaid interest thereon.

The 2029 Notes consisted of the following:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Principal amounts:
Principal	$862,500	$862,500
Unamortized debt issuance costs (1)	(15,741)	(14,859)
Net carrying amount	$846,759	$847,641

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of October 31, 2025, the remaining life of the 2029 Notes was approximately 4.1 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

Three Months Ended October 31,
2025
(in thousands)
Contractual interest expense	$1,078
Interest expense related to amortization of debt issuance costs	882
Total interest expense	$1,960

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

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. The financial covenant is subject to a 0.50:1.00 step-up for four fiscal quarters following a material acquisition (as defined in the Revolver). As of October 31, 2025, we were in compliance with the financial covenant associated with the Revolver.

As of October 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

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

Total operating lease cost was approximately $9.0 million for the three months ended October 31, 2024 and $10.3 million for the three months ended October 31, 2025, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was approximately $1.2 million for the three months ended October 31, 2024 and $1.0 million for the three months ended October 31, 2025.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$217,060	$206,327
Accumulated amortization	(82,534)	(75,168)
Operating lease right-of-use assets, net	$134,526	$131,159
Operating lease liabilities—current	$23,234	$24,094
Operating lease liabilities—non-current	115,754	111,417
Total operating lease liabilities	$138,988	$135,511
Weighted average remaining lease term (in years):	4.5	4.3
Weighted average discount rate:	6.3%	6.3%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,288	$17,741
Accumulated amortization (1)	(12,805)	(13,165)
Finance lease right-of-use assets, net (1)	$5,483	$4,576
Finance lease liabilities—current (2)	$3,301	$2,905
Finance lease liabilities—non-current (3)	2,734	2,161
Total finance lease liabilities	$6,035	$5,066
Weighted average remaining lease term (in years):	2.0	1.9
Weighted average discount rate:	7.1%	7.2%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,024	$8,852
Operating cash flows from finance leases	$181	$101
Financing cash flows from finance leases	$964	$946
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$16,397	$4,633

The undiscounted cash flows for our lease liabilities as of October 31, 2025 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2026 (remaining nine months)	$22,924	$2,548	$25,472
2027	38,130	1,908	40,038
2028	37,077	961	38,038
2029	33,945	42	33,987
2030	23,546	—	23,546
Thereafter	315	—	315
Total lease payments	155,937	5,459	161,396
Less: imputed interest	(20,426)	(393)	(20,819)
Total lease obligation	135,511	5,066	140,577
Less: current lease obligations	(24,094)	(2,905)	(26,999)
Long-term lease obligations	$111,417	$2,161	$113,578

As of October 31, 2025, we had additional operating lease commitments of approximately $24.4 million on an undiscounted basis for certain leases that have not yet commenced. These operating leases will commence during fiscal 2026, with lease terms of approximately five years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of October 31, 2025, we had approximately $100.3 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $66.6 million in the form of guarantees to certain of our contract manufacturers.

Legal Proceedings

We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become subject to various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.

The U.S. Department of Justice (the "DOJ") has been investigating U.S. federal government IT purchases, including historical conduct by a former employee involving one of our federal customers. After the former employee left our company, we learned that he was charged and pleaded guilty to conspiracy to defraud the United States and wire fraud related to a 2019 procurement that allegedly resulted in a loss to the government. With outside counsel’s assistance, we commenced an internal investigation into the former employee’s and some third-party partners’ activities on procurement opportunities with this customer in several prior fiscal years and identified some historical conduct that appears inconsistent with our Code of Business Conduct and Ethics and related policies. We have been cooperating fully with the DOJ, including responding to a grand jury subpoena. Our internal investigation is ongoing, and we cannot predict the outcome or reasonably estimate any potential loss at this time. At this time, we do not expect this matter to have a material adverse effect on our condensed consolidated results of operations, financial position, or liquidity.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of October 31, 2025, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of October 31, 2025, we had approximately 270.7 million shares of Class A common stock issued and outstanding. As of October 31, 2025, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases may be made from time to time through open market purchases, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. During the three months ended October 31, 2025, we repurchased approximately 0.7 million shares of Class A common stock in open market transactions at a weighted average price of $71.07 per share for an aggregate purchase price of approximately $50.0 million under this share repurchase program. As of October 31, 2025, approximately $411.5 million remained available for future share repurchases under the authorization.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, and stock appreciation rights to employees, directors and consultants. We initially reserved approximately 22.4 million shares of our Class A common stock for issuance under the 2016 Plan. The number of shares of Class A common stock available for issuance under the 2016 Plan also includes an annual increase on the first day of each fiscal year, beginning in fiscal 2018, equal to the lesser of: 18.0 million shares, 5% of the outstanding shares of all classes of common stock as of the last day of our immediately preceding fiscal year, or such other amount as may be determined by our Board of Directors. Accordingly, on August 1, 2024 and 2025, the number of shares of Class A common stock available for issuance under the 2016 Plan increased by approximately 13.3 million and 13.5 million shares, respectively, pursuant to these provisions. As of October 31, 2025, we had reserved approximately 60.3 million shares for the issuance of equity awards under the Stock Plans, of which approximately 46.9 million shares were still available for grant.

Restricted Stock Units

RSUs settle into shares of Class A common stock upon vesting. We fund withholding taxes due on the vesting of employee RSUs by net share settlement. The payment of the withheld taxes to the tax authorities is reflected as a financing activity within the condensed consolidated statements of cash flows.

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

In September 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.4 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value of approximately $92.22 per unit and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 3.0 years, subject to continuous service on each vesting date. Additional MSUs have been granted with similar terms but were not material.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2025	14,431	$38.46	1,813	$62.63
Granted (1)	380	$71.06	206	$46.96
Released (1)	(2,125)	$31.94	(931)	$44.75
Forfeited	(414)	$36.30	(8)	$96.22
Outstanding at October 31, 2025	12,272	$40.67	1,080	$74.78

(1)
For PSUs, includes additional shares granted upon vesting due to achievement over 100%.

Stock Options

We did not grant any stock options during the three months ended October 31, 2025. Option exercises during the three months ended October 31, 2025 were not material. As of October 31, 2025, the remaining outstanding stock options were not material.

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

During the three months ended October 31, 2025, approximately 0.6 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $29.0 million. As of October 31, 2025, approximately 8.6 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Three Months Ended October 31,
	2024	2025
Expected term (in years)	0.71	0.71
Risk-free interest rate	4.9%	4.0%
Volatility	46.4%	47.3%
Dividend yield	—%	—%

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Cost of revenue:
Product	$1,212	$359
Support, maintenance and other services	6,820	6,255
Sales and marketing	20,648	17,760
Research and development	43,562	39,501
General and administrative	16,507	13,885
Total stock-based compensation expense	$88,749	$77,760

As of October 31, 2025, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $519.3 million and is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTE 10. INCOME TAXES

The income tax provisions of $6.9 million for the three months ended October 31, 2024 and $3.5 million for the three months ended October 31, 2025 primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes. We continue to maintain a full valuation allowance for our U.S. federal and state deferred tax assets.

NOTE 11. NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to potentially dilutive common stock equivalents outstanding during the period, as their effect would be dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs and PSUs, each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

The computation of basic and diluted net income per share attributable to common stockholders is as follows:

	Three Months Ended October 31,
	2024	2025
	(in thousands, except per share data)
Numerator:
Net income	$29,926	$62,096
Add: Interest expense related to convertible senior notes, net of tax	284	1,099
Diluted net income	$30,210	$63,195
Denominator:
Weighted average shares, basic	266,556	269,872
Add: Dilutive effect of common stock equivalents	22,273	26,646
Weighted average shares, diluted	288,829	296,518

Net income per share attributable to Class A common stockholders, basic	$0.11	$0.23
Net income per share attributable to Class A common stockholders, diluted	$0.10	$0.21

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Outstanding stock options, RSUs and PSUs	2,668	207
Employee stock purchase plan	252	146
Total	2,920	353

Shares that will be issued in connection with our stock awards and shares that will be purchased under the employee stock purchase plan are generally automatically converted into shares of our Class A common stock.

NOTE 12. SEGMENT INFORMATION

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews financial information presented on a consolidated basis. Accordingly, we have a single operating and reportable segment. The CODM uses net income, as reported on our condensed consolidated statements of operations, as the measure of segment profit or loss to allocate resources and evaluate financial performance. The significant expenses regularly provided to the CODM are those expenses presented in our condensed consolidated statements of operations and related notes to condensed consolidated financial statements. There is no expense or asset information that is supplemental to the information disclosed in these condensed consolidated financial statements.

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
United States	$332,728	$385,973
Europe, the Middle East and Africa	151,191	173,780
Asia Pacific	95,819	90,085
Other Americas	11,218	20,738
Total revenue	$590,956	$670,576

For the three months ended October 31, 2024 and 2025, no individual country, other than the United States, accounted for more than 10% of total revenue.

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2025	October 31, 2025
	(in thousands)
United States	$108,921	$102,746
International	33,893	35,563
Total long-lived assets	$142,814	$138,309

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with (1) the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (2) the audited consolidated financial statements and notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 filed on September 24, 2025. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. See also "Special Note Regarding Forward-Looking Statements" above.

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

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning one in which our products, including associated support and maintenance arrangements, are sold with a defined duration.

Our platform typically includes one or more years of support and maintenance, which provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and software-as-a-service ("SaaS") subscriptions have support and maintenance included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and maintenance.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 29,000 end customers as of October 31, 2025. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended October 31,
	2024	2025
	(in thousands, except percentages and end customer count)
Total revenue	$590,956	$670,576
Year-over-year percentage increase	16%	13%
Annual recurring revenue ("ARR") (1)	$1,942,946	$2,284,051
Gross profit	$508,286	$583,106
Non-GAAP gross profit	$517,085	$589,826
Gross margin	86.0%	87.0%
Non-GAAP gross margin	87.5%	88.0%
Operating expenses	$481,036	$533,771
Non-GAAP operating expenses	$398,864	$457,977
Operating income	$27,250	$49,335
Non-GAAP operating income	$118,221	$131,849
Operating margin	4.6%	7.4%
Non-GAAP operating margin	20.0%	19.7%
Net cash provided by operating activities	$161,751	$196,825
Free cash flow	$151,920	$174,506
Total end customers (2)	27,160	29,930

(1)
Beginning with the first quarter of fiscal 2026, our methodology for calculating ARR was updated to align more closely with the timing of when licenses are made available to customers. For comparability purposes, ARR for all prior periods have been adjusted to conform to the updated methodology.
(2)
The total end customer count reflects standard adjustments/consolidation to certain customer accounts within our system of record and is rounded to the nearest 10.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type, consistent with how we evaluate our financial performance:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$560,696	$637,840
Professional services and other revenue (1)	30,260	32,736
Total revenue	$590,956	$670,576

(1)
Prior to fiscal 2026, these amounts were presented as separate line items, Professional services and Other non-subscription product, as described below. Prior period amounts have been updated to conform to the current period presentation.

Subscription revenue — Subscription revenue includes any performance obligation which has a defined duration and is generated from the sales of software maintenance subscriptions, support subscriptions, subscription software licenses and cloud-based SaaS offerings.

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $274.4 million of our subscription revenue for the three months ended October 31, 2024 and $307.3 million of our subscription revenue for the three months ended October 31, 2025.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales that include a server from a channel partner or OEM, revenue is typically recognized upon shipment of the server. For sales of software sold without a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $286.3 million of our subscription revenue for the three months ended October 31, 2024 and $330.5 million of our subscription revenue for the three months ended October 31, 2025.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $27.3 million for the three months ended October 31, 2024 and $28.9 million for the three months ended October 31, 2025.
•
Other non-subscription product revenue — Includes Non-portable software revenue and Hardware revenue, which were immaterial for the periods presented.

Non-GAAP Financial Measures and Key Performance Measures

In addition to GAAP metrics, we regularly monitor ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, free cash flow, and total end customers, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity and establish our budgets. We evaluate these measures because they:

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ARR is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the top-line growth of our subscription business (including our ability to acquire subscriptions with new customers and to retain and expand with existing customers), while normalizing for differences in contract durations. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, and non-GAAP operating margin are performance measures which we believe provide useful information to investors, as they provide meaningful supplemental information regarding our performance and liquidity by excluding certain expenses and expenditures, such as stock-based compensation expense, that may not be indicative of our ongoing core business operating results. Free cash flow is a performance measure that we believe provides useful information to management and investors about the amount of cash generated by the business after capital expenditures. We use these non-GAAP financial and key performance measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons.

Non-GAAP financial measures have limitations as analytical tools and they should not be considered in isolation or as substitutes for analysis of our results as reported under generally accepted accounting principles ("GAAP") in the United States. Non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow are not substitutes for gross profit, gross margin, operating expenses, operating income, operating margin, or net cash provided by operating activities, respectively. There is no GAAP measure that is comparable to ARR, so we have not reconciled ARR numbers included in this Quarterly Report on Form 10-Q to any GAAP measure. In addition, other companies, including companies in our industry, may calculate non-GAAP financial measures and key performance measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures and key performance measures as tools for comparison. We urge you to review the reconciliation of our non-GAAP financial measures and key performance measures to the most directly comparable GAAP financial measures included below and not to rely on any single financial measure to evaluate our business.

We calculate our non-GAAP financial and key performance measures as follows:

ARR — We calculate ARR as the sum of annual contract value ("ACV") for all subscription contracts from all customers in effect as of the end of a specific period, assuming any subscription contract that expires is renewed on its existing terms. ARR excludes the value of professional services, non-portable software and support contracts and hardware sales. For the purposes of this calculation, we generally assume that the contract term begins on the date when the software is made available to the customer. ACV is defined as the total annualized value of a contract. The total annualized value for a contract is calculated by dividing the total value of the contract by the number of years in the term of such contract. Beginning with the first quarter of fiscal 2026, our methodology for calculating ARR was updated to align more closely with the timing of when licenses are made available to customers. Our calculation of ARR is not adjusted for the impact of any known or projected future events (such as customer cancellations, expansion or contraction of existing customers relationships or price increases or decreases) that may cause any subscription contract not to be renewed on its existing terms. ARR is a performance measure that should be viewed independently of revenue and does not represent our revenue under GAAP on an annualized basis or a forecast of GAAP revenue. Investors should not place undue reliance on ARR as an indicator of our future or expected results. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled performance measures presented by other companies.

Non-GAAP gross profit and Non-GAAP gross margin — We calculate non-GAAP gross margin as non-GAAP gross profit divided by total revenue. We define non-GAAP gross profit as gross profit adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP gross profit and non-GAAP gross margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

Non-GAAP operating expenses — We define non-GAAP operating expenses as total operating expenses adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating expenses should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of this non-GAAP financial measure.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP operating income and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income divided by total revenue. We define non-GAAP operating income as operating income adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating income and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

Free cash flow — We calculate free cash flow as net cash provided by operating activities less purchases of property and equipment, which measures our ability to generate cash from our business operations after our capital expenditures.

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

The following table presents a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2024	2025
	(in thousands, except percentages)
Gross profit	$508,286	$583,106
Stock-based compensation	8,032	6,614
Amortization of intangible assets	767	106
Non-GAAP gross profit	$517,085	$589,826

Gross margin	86.0%	87.0%
Stock-based compensation	1.4%	1.0%
Amortization of intangible assets	0.1%	—
Non-GAAP gross margin	87.5%	88.0%

Operating expenses	$481,036	$533,771
Stock-based compensation	(80,717)	(71,146)
Amortization of intangible assets	(88)	(88)
Litigation settlement accrual and legal fees	(1,367)	(4,560)
Non-GAAP operating expenses	$398,864	$457,977

Operating income	$27,250	$49,335
Stock-based compensation	88,749	77,760
Amortization of intangible assets	855	194
Litigation settlement accrual and legal fees	1,367	4,560
Non-GAAP operating income	$118,221	$131,849

Operating margin	4.6%	7.4%
Stock-based compensation	15.1%	11.6%
Amortization of intangible assets	0.1%	—
Litigation settlement accrual and legal fees	0.2%	0.7%
Non-GAAP operating margin	20.0%	19.7%

Net cash provided by operating activities	$161,751	$196,825
Purchases of property and equipment	(9,831)	(22,319)
Free cash flow (non-GAAP)	$151,920	$174,506

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors Affecting Our Performance

We believe that our future success will depend on many factors, including those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. See the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 and the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for details. If we are unable to address these challenges, our business and operating results could be materially and adversely affected.

Investment in Profitable Growth

We plan to continue investing in initiatives that support our long-term growth, while also focusing on improving our operating cash flow through operational efficiencies, including in our go-to-market functions. By maintaining this balance, we believe we can sustain profitable growth.

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel. We plan to continue investing in sales and marketing functions, including initiatives focused on opportunities with major accounts, large deals, and commercial accounts, as well as other initiatives to increase our pipeline growth. As we continue to recruit additional sales representatives, it will take time to train and ramp them to full productivity. As a result, we expect that our overall sales and marketing expense will increase in the near term. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our operating margin performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include addressing a growing mix of renewals, which have a lower cost than landing new customers or expanding into our existing customer base, improving the efficiency of our demand generation spend, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and optimizing headcount in geographies based on market opportunities.

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

Our Subscription-Based Business Model

We operate a subscription-based business model to provide our customers with the flexibility to choose their preferred license levels and durations based on their specific business needs. A subscription-based business model means one in which our products, including associated support and maintenance arrangements, are sold with a defined duration. Subscription-based sales consist of subscription term-based licenses and offerings with ongoing performance obligations, including software maintenance subscriptions, support subscriptions and cloud-based SaaS offerings. Revenue from subscription term-based licenses is generally recognized upfront upon transfer of control to the customer, which occurs when we make the software available to the customer. Accordingly, any reduction in the total average contract duration of our subscription term-based licenses would decrease the amount of license revenue recognized upfront and could adversely affect our revenue for the applicable period. Revenue from software maintenance subscriptions, support subscriptions and cloud-based SaaS offerings is recognized ratably over the contractual service period. Accordingly, any decline in such subscriptions, whether new subscriptions or renewals, in any given fiscal quarter may not be fully or immediately reflected in our revenue for that quarter. For additional information on revenue recognition, see Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software maintenance subscriptions, support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from renewals, and given our subscription-focused business model, these renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of October 31, 2025, our net dollar-based retention rate ("NRR") was 109%, compared to 112% as of October 31, 2024. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

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

Our customers generally purchase their qualified hardware platforms for deployment of our software from one of our channel partners or OEMs. Our platform typically includes one or more years of support and maintenance, which provides customers with the right to software upgrades and enhancements as well as technical support. Our platform is primarily sold through channel partners and OEMs. Revenue is recognized net of sales tax and withholding tax.

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. We recognize revenue from our software products upon the transfer of control to the customer. For sales that include a server from a channel partner or OEM, revenue is typically recognized upon shipment of the server. For sales of software sold without a server, revenue is typically recognized when the software is made available to the customer. For our SaaS offerings, revenue is typically recognized as the services are performed. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

Support, maintenance and other services revenue — We generate our support, maintenance and other services revenue primarily from software maintenance subscriptions and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software maintenance subscriptions and support subscriptions, with terms ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software maintenance subscriptions and support contracts ratably over the contractual service period, which typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of support, maintenance and other services revenue — Cost of support, maintenance and other services revenue includes personnel and operating costs associated with our global customer support and services organization, as well as allocated costs. We expect our cost of support, maintenance and other services revenue to increase in absolute dollars as our support, maintenance and other services revenue increases.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expense, which includes the amortization of the debt discount and debt issuance costs associated with our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes") and our outstanding 0.50% convertible senior notes due 2029 (the "2029 Notes"), interest expense on the 2027 Notes and 2029 Notes, inducement expense related to the partial repurchase of the 2027 Notes, interest income related to our short-term investments, and foreign currency exchange gains or losses.

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

The One Big Beautiful Bill Act ("OBBBA"), signed into law on July 4, 2025, has officially repealed the amortization requirement under IRC Section 174, restoring immediate expensing for domestic R&E expenditures. Effective for taxable years beginning after December 31, 2024, taxpayers may deduct domestic R&E expenditures immediately and for the R&E expenditures capitalized from 2022 to 2024, OBBBA also allows taxpayers to make an election to accelerate the deductions over one year or two years. We have assessed the impact of OBBBA on our fiscal 2026 provision for income taxes and determined that there is no material impact to our financial statements for fiscal 2026.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Revenue:
Product	$301,919	$349,003
Support, maintenance and other services	289,037	321,573
Total revenue	590,956	670,576
Cost of revenue:
Product (1)(2)	8,370	4,292
Support, maintenance and other services (1)	74,300	83,178
Total cost of revenue	82,670	87,470
Gross profit	508,286	583,106
Operating expenses:
Sales and marketing (1)(2)	253,401	285,233
Research and development (1)	173,959	187,482
General and administrative (1)	53,676	61,056
Total operating expenses	481,036	533,771
Income from operations	27,250	49,335
Other income, net	9,573	16,239
Income before provision for income taxes	36,823	65,574
Provision for income taxes	6,897	3,478
Net income	$29,926	$62,096

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$1,212	$359
Support, maintenance and other services cost of revenue	6,820	6,255
Sales and marketing	20,648	17,760
Research and development	43,562	39,501
General and administrative	16,507	13,885
Total stock-based compensation expense	$88,749	$77,760

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$767	$106
Sales and marketing	88	88
Total amortization of intangible assets	$855	$194

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended October 31,
	2024	2025
	(as a percentage of total revenue)
Revenue:
Product	51.1%	52.0%
Support, maintenance and other services	48.9%	48.0%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	1.4%	0.6%
Support, maintenance and other services	12.6%	12.4%
Total cost of revenue	14.0%	13.0%
Gross profit	86.0%	87.0%
Operating expenses:
Sales and marketing	42.9%	42.5%
Research and development	29.4%	28.0%
General and administrative	9.1%	9.1%
Total operating expenses	81.4%	79.6%
Income from operations	4.6%	7.4%
Other income, net	1.6%	2.4%
Income before provision for income taxes	6.2%	9.8%
Provision for income taxes	1.2%	0.5%
Net income	5.0%	9.3%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three Months Ended October 31, 2024 and 2025

Revenue

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Product	$301,919	$349,003	$47,084	16%
Support, maintenance and other services	289,037	321,573	32,536	11%
Total revenue	$590,956	$670,576	$79,620	13%

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
U.S.	$332,728	$385,973	$53,245	16%
Europe, the Middle East and Africa	151,191	173,780	22,589	15%
Asia Pacific	95,819	90,085	(5,734)	(6)%
Other Americas	11,218	20,738	9,520	85%
Total revenue	$590,956	$670,576	$79,620	13%

Product revenue increased by approximately $47.1 million, or 16%, for the three months ended October 31, 2025, as compared to the prior year period, due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, maintenance and other services revenue increased by approximately $32.5 million, or 11%, for the three months ended October 31, 2025, as compared to the prior year period, in conjunction with the growth of our end customer base, which grew approximately 10% from October 31, 2024 to October 31, 2025, and the related software maintenance and support subscription contracts and renewals.

For the three months ended October 31, 2024, the total average contract duration was approximately 3.1 years. For the three months ended October 31, 2025, the total average contract duration was approximately 3.1 years. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Cost of product revenue	$8,370	$4,292	$(4,078)	(49)%
Product gross margin	97.2%	98.8%
Cost of support, maintenance and other services revenue	$74,300	$83,178	$8,878	12%
Support, maintenance and other services gross margin	74.3%	74.1%
Total gross margin	86.0%	87.0%

Cost of product revenue

Cost of product revenue decreased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to decreases in overhead resulting from lower operating and finance lease costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by approximately 1.6 percentage points for the three months ended October 31, 2025, as compared to the prior year period, due primarily to product revenue increasing while cost of product revenue decreased.

Cost of support, maintenance and other services revenue

Cost of support, maintenance and other services revenue increased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to higher personnel-related costs, including costs for contractors, resulting from growth in our global customer support organization, as well as an increase in bonus expense and benefits costs.

Support, maintenance and other services gross margin decreased by approximately 0.2 percentage points for the three months ended October 31, 2025, as compared to the prior year period, due primarily to support, maintenance and other services revenue growing at a slower rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Sales and marketing	$253,401	$285,233	$31,832	13%
Percent of total revenue	42.9%	42.5%

Sales and marketing expense increased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to higher personnel-related costs resulting from the 8% growth in our sales and marketing headcount from October 31, 2024 to October 31, 2025, as well as increased marketing spend on events.

Research and development

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Research and development	$173,959	$187,482	$13,523	8%
Percent of total revenue	29.4%	28.0%

Research and development expense increased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to higher personnel-related costs due to the 13% growth in our R&D headcount from October 31, 2024 to October 31, 2025, as well as an increase in bonus expense and benefits costs.

General and administrative

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
General and administrative	$53,676	$61,056	$7,380	14%
Percent of total revenue	9.1%	9.1%

General and administrative expense increased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to higher legal and outside services costs and higher personnel-related costs, resulting from the 9% growth in our G&A headcount from October 31, 2024 to October 31, 2025, as well as an increase in overhead resulting from higher operating and finance lease costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income (Expense), Net

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Interest income, net	$11,094	$19,834	$8,740	79%
Amortization of debt discount and issuance costs and interest expense	(745)	(2,993)	(2,248)	(302)%
Other	(776)	(602)	174	22%
Other income (expense), net	$9,573	$16,239	$6,666	70%

Other income (expense), net increased for the three months ended October 31, 2025, as compared to the prior year period, due primarily to an increase in interest income from our short-term investments, which increased from $358.8 million as of October 31, 2024 to $1,281.8 million as of October 31, 2025, partially offset by an increase in interest expense related to our convertible notes, as the 2029 Notes were issued in the second quarter of fiscal 2025.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2024	2025	$	%
	(in thousands, except percentages)
Provision for income taxes	$6,897	$3,478	$(3,419)	(50)%

The decrease in the income tax provision for the three months ended October 31, 2025, as compared to the prior year period, was due primarily to a decrease in our effective tax rate, which was largely driven by an increase in U.S. income, partially offset by the utilization of net operating losses that have a full valuation allowance.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of October 31, 2025, we had approximately $780.4 million of cash and cash equivalents and $1,281.8 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of October 31, 2025, we had accounts receivable of approximately $335.9 million, net of allowances of $2.2 million.

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

In February 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of October 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of October 31, 2025, we were in compliance with the financial covenant.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

For additional information regarding our debt offerings, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Revolver, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs, including for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and convertible notes servicing and repayment requirements, for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; and market, economic and financial conditions (including inflation and interest rates). Holders of the 2027 Notes or the 2029 Notes will be entitled to convert their 2027 Notes or 2029 Notes under certain circumstances as described in Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If one or more holders elect to convert their 2027 Notes or 2029 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash.

Purchase Obligations, Lease Commitments and Other Obligations

As of October 31, 2025, we had non-cancelable contractual purchase obligations of $166.9 million, all of which was short-term. These purchase obligations primarily include guarantees with contract manufacturers and purchase obligations and other commitments pertaining to our daily business operations.

As of October 31, 2025, we had aggregate future minimum lease payments under non-cancelable operating leases and finance leases of $189.7 million, of which $41.7 million was short-term. Non-cancelable leases include leases that have been executed, but not yet commenced. We lease offices, research and development facilities, and data centers under operating leases expiring through October 2030 and lease certain data center equipment under finance leases.

As of October 31, 2025, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed above, as it is uncertain if or when such amounts will ultimately be settled.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases will be funded from available liquidity and may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. For more information on the share repurchase, refer to Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended October 31,
	2024	2025
	(in thousands)
Net cash provided by operating activities	$161,751	$196,825
Net cash used in investing activities	(28,194)	(74,547)
Net cash used in financing activities	(72,225)	(111,359)
Net increase in cash, cash equivalents and restricted cash	$61,332	$10,919

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $196.8 million for the three months ended October 31, 2025, compared to approximately $161.8 million for the three months ended October 31, 2024. The increase in cash provided by operating activities for the three months ended October 31, 2025 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of approximately $28.2 million for the three months ended October 31, 2024 included approximately $110.0 million of short-term investment purchases and $9.8 million of purchases of property and equipment, partially offset by $91.6 million of maturities of short-term investments.

Net cash used in investing activities of approximately $74.5 million for the three months ended October 31, 2025 included approximately $290.1 million of short-term investment purchases and $22.3 million of purchases of property and equipment, partially offset by approximately $236.6 million of maturities of short-term investments and $1.3 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash used in financing activities of approximately $72.2 million for the three months ended October 31, 2024 included approximately $79.3 million of taxes paid related to the net share settlement of equity awards, $20.1 million of repurchases of our Class A common stock, and $1.0 million of payments for finance lease obligations, partially offset by $28.1 million of proceeds from the sale of shares through employee equity incentive plans.

Net cash used in financing activities of approximately $111.4 million for the three months ended October 31, 2025 included approximately $89.2 million of taxes paid related to the net share settlement of equity awards and $50.2 million of repurchases of our Class A common stock, partially offset by approximately $29.0 million of proceeds from the sale of shares through employee equity incentive plans.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an increase in our operating loss of approximately $17.5 million and $21.0 million for the three months ended October 31, 2024 and 2025, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

In February 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of October 31, 2025, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of October 31, 2025, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the "Legal Proceedings" subheading in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, which is incorporated herein by reference, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", before making a decision to invest in our Class A common stock. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect our business. There have been no material changes from the risks and uncertainties previously disclosed under the "Risk Factors" section in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended October 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
August 1 - 31, 2025	266	$69.30	266	$443,021
September 1 - 30, 2025	180	$74.90	180	$429,559
October 1 - 31, 2025	258	$70.22	258	$411,468
Total	704		704

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended October 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2026) under the 2016 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: December 4, 2025	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)