Form 10-Q
period 2026-01-31
Nutanix, Inc.
filed 2026-03-02
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of February 26, 2026, the registrant had 265,212,097 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
our plan to continue to leverage our relationships with our channel and original equipment manufacturer partners and expand our network of cloud and ecosystem partners, including the anticipated closing of the stock purchase agreement with Advanced Micro Devices, Inc.;
•
the evolution of our sales pipeline and its expected effect on our ability to land new customers and expand sales to existing customers, which may adversely affect our top-line results;
•
the expected impact on the timing of our revenue recognition and cash flows from supply chain constraints and extended hardware lead times affecting customer deployments, as well as from our further enablement of software purchases and provisioning independent of hardware delivery for certain transactions;
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
•
our expectations regarding the timing and potential release of valuation allowances against our deferred tax assets;
•
our capital allocation priorities, including expectations regarding share repurchases and other uses of cash;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2025	January 31, 2026
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$769,502	$603,402
Short-term investments	1,223,234	1,270,647
Accounts receivable, net of allowances of $2,187 and $2,836, respectively	337,967	260,597
Deferred commissions—current	153,072	147,491
Prepaid expenses and other current assets	105,391	184,007
Total current assets	2,589,166	2,466,144
Property and equipment, net	142,814	131,677
Operating lease right-of-use assets	134,526	191,068
Deferred commissions—non-current	189,221	187,010
Intangible assets, net	2,615	2,227
Goodwill	185,235	185,235
Other assets—non-current	39,617	113,572
Total assets	$3,283,194	$3,276,933
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$81,599	$96,120
Accrued compensation and benefits	230,498	214,909
Accrued expenses and other current liabilities	24,187	27,020
Deferred revenue—current	1,054,023	1,119,455
Operating lease liabilities—current	23,234	33,059
Total current liabilities	1,413,541	1,490,563
Deferred revenue—non-current	1,058,731	1,077,643
Operating lease liabilities—non-current	115,754	163,671
Convertible senior notes, net	1,343,818	1,346,260
Other liabilities—non-current	45,870	30,083
Total liabilities	3,977,714	4,108,220
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2025 and January 31, 2026; 269,045 and 265,625 Class A shares issued and outstanding as of July 31, 2025 and January 31, 2026, respectively	7	7
Additional paid-in capital	4,200,466	4,151,032
Accumulated other comprehensive income	700	4,057
Accumulated deficit	(4,895,693)	(4,986,383)
Total stockholders’ deficit	(694,520)	(831,287)
Total liabilities and stockholders’ deficit	$3,283,194	$3,276,933

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands, except per share data)
Revenue:
Product	$354,187	$387,364	$656,106	$736,367
Support, maintenance and other services	300,534	335,461	589,571	657,034
Total revenue	654,721	722,825	1,245,677	1,393,401
Cost of revenue:
Product	8,823	5,674	17,193	9,966
Support, maintenance and other services	76,465	85,599	150,765	168,777
Total cost of revenue	85,288	91,273	167,958	178,743
Gross profit	569,433	631,552	1,077,719	1,214,658
Operating expenses:
Sales and marketing	261,382	277,543	514,783	562,776
Research and development	182,785	202,259	356,744	389,741
General and administrative	59,828	67,613	113,504	128,669
Total operating expenses	503,995	547,415	985,031	1,081,186
Income from operations	65,438	84,137	92,688	133,472
Other (expense) income, net	(355)	13,368	9,218	29,607
Income before provision for (benefit from) income taxes	65,083	97,505	101,906	163,079
Provision for (benefit from) income taxes	8,656	(5,517)	15,553	(2,039)
Net income	$56,427	$103,022	$86,353	$165,118
Net income per share attributable to Class A common stockholders, basic	$0.21	$0.38	$0.32	$0.61
Net income per share attributable to Class A common stockholders, diluted	$0.19	$0.36	$0.30	$0.57
Weighted average shares used in computing net income per share attributable to Class A common stockholders, basic	267,138	268,282	266,842	269,077
Weighted average shares used in computing net income per share attributable to Class A common stockholders, diluted	293,351	291,910	291,086	294,214

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Net income	$56,427	$103,022	$86,353	$165,118
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(155)	452	258	3,357
Comprehensive income	$56,272	$103,474	$86,611	$168,475

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Six Months Ended January 31, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	7	4,145,942	559	(4,831,804)	(685,296)
Issuance of common stock through employee equity incentive plans	2,841	—	1,187	—	—	1,187
Shares withheld related to net share settlement of equity awards	(962)	—	(63,592)	—	—	(63,592)
Repurchase and retirement of common stock	(3,087)	—	(46,763)	—	(153,237)	(200,000)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	93,428	—	—	93,428
Other comprehensive loss	—	—	—	(155)	—	(155)
Net income	—	—	—	—	56,427	56,427
Balance - January 31, 2025	266,637	$7	$4,120,529	$404	$(4,928,614)	$(807,674)

	Six Months Ended January 31, 2026
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2025	269,045	$7	$4,200,466	$700	$(4,895,693)	$(694,520)
Issuance of common stock through employee equity incentive plans	3,062	—	68	—	—	68
Issuance of common stock from ESPP purchase	550	—	28,967	—	—	28,967
Shares withheld related to net share settlement of equity awards	(1,224)	—	(95,679)	—	—	(95,679)
Repurchase and retirement of common stock	(704)	—	(10,685)	—	(39,540)	(50,225)
Stock-based compensation	—	—	77,760	—	—	77,760
Other comprehensive income	—	—	—	2,905	—	2,905
Net income	—	—	—	—	62,096	62,096
Balance - October 31, 2025	270,729	7	4,200,897	3,605	(4,873,137)	(668,628)
Issuance of common stock through employee equity incentive plans	2,032	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(719)	—	(34,477)	—	—	(34,477)
Repurchase and retirement of common stock, net	(6,417)	—	(117,952)	—	(216,268)	(334,220)
Stock-based compensation	—	—	102,564	—	—	102,564
Other comprehensive income	—	—	—	452	—	452
Net income	—	—	—	—	103,022	103,022
Balance - January 31, 2026	265,625	$7	$4,151,032	$4,057	$(4,986,383)	$(831,287)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2025	2026
	(in thousands)
Cash flows from operating activities:
Net income	$86,353	$165,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,427	36,422
Stock-based compensation	182,177	180,324
Amortization of debt discount and issuance costs	1,185	2,724
Operating lease cost, net of accretion	13,962	15,875
Inducement expense from partial repurchase of the 2027 Notes	11,347	—
Other	(2,130)	(5,822)
Changes in operating assets and liabilities:
Accounts receivable, net	(72,745)	(10,515)
Deferred commissions	20,577	7,792
Prepaid expenses and other assets	(5,833)	(68,206)
Accounts payable	(334)	17,182
Accrued compensation and benefits	7,792	(8,720)
Accrued expenses and other liabilities	(1,680)	(12,031)
Operating leases, net	(15,754)	(14,675)
Deferred revenue	122,077	88,703
Net cash provided by operating activities	383,421	394,171
Cash flows from investing activities:
Maturities of investments	162,139	431,724
Purchases of investments	(493,156)	(472,824)
Sales of investments	—	2,000
Purchases of property and equipment	(44,438)	(28,247)
Net cash used in investing activities	(375,455)	(67,347)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	29,300	29,035
Taxes paid related to net share settlement of equity awards	(148,194)	(137,024)
Proceeds from the issuance of convertible notes, net of issuance costs	848,010	—
Payment of third-party debt issuance costs	(2,771)	—
Partial repurchase of the 2027 Notes	(95,453)	—
Repurchases of common stock	(220,100)	(383,098)
Other financing activities, net	(1,945)	(1,837)
Net cash provided by (used in) financing activities	408,847	(492,924)
Net increase (decrease) in cash, cash equivalents and restricted cash	$416,813	$(166,100)
Cash, cash equivalents and restricted cash—beginning of period	655,662	769,517
Cash, cash equivalents and restricted cash—end of period	$1,072,475	$603,417
Restricted cash (1)	314	15
Cash and cash equivalents—end of period	$1,072,161	$603,402
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$19,283	19,813
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$1,601	4,285
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$11,460	6,554

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

We are a hybrid multicloud computing leader, offering organizations a unified software platform for running applications, deploying enterprise AI workloads and managing data anywhere. Our vision is to simplify the deployment and operation of the increasingly distributed landscape of apps and data while freeing organizations to focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of new technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and enterprise AI workloads, and managing data in core data centers, at the edge, and in public clouds, while supporting customer choice across server platforms, storage options, public and managed clouds, and container and virtualization platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL, NoSQL, and vector databases and business intelligence applications), enterprise AI workloads (including machine learning, generative AI, and agentic AI), general-purpose workloads (including system infrastructure, networking, and security), and end-user computing and virtual desktop infrastructure services, and cloud native applications (including modern, containerized applications).

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

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and six months ended January 31, 2025 and 2026, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended January 31,		Six Months Ended January 31,		July 31, 2025	January 31, 2026
Partners	2025	2026	2025	2026
Partner A	15%	14%	15%	15%	14%	21%
Partner B	(1)	(1)	(1)	(1)	(1)	15%
Partner C	25%	23%	26%	23%	(1)	14%
Partner D	14%	17%	14%	17%	13%	13%
Partner E	10%	(1)	11%	(1)	(1)	(1)

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Subscription	$624,418	$690,531	$1,185,114	$1,328,371
Professional services and other (1)	30,303	32,294	60,563	65,030
Total revenue	$654,721	$722,825	$1,245,677	$1,393,401

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $286.1 million and $560.5 million of our subscription revenue for the three and six months ended January 31, 2025, respectively, and $320.8 million and $628.1 million of our subscription revenue for the three and six months ended January 31, 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $338.3 million and $624.6 million of our subscription revenue for the three and six months ended January 31, 2025, respectively, and $369.7 million and $700.3 million of our subscription revenue for the three and six months ended January 31, 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $28.0 million and $55.3 million for the three and six months ended January 31, 2025, respectively, and $30.4 million and $59.3 million for the three and six months ended January 31, 2026, respectively.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. In certain approved non-standard circumstances, customers may be invoiced under alternative payment arrangements, including installment billings. Invoices issued under these arrangements generally have payment terms of 30-45 days. We assess credit losses on accounts receivable by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2025 and January 31, 2026 is presented in the accompanying condensed consolidated balance sheets.

In situations where the revenue recognized on a contract exceeds billings, and our right to consideration is conditional on something other than the passage of time, we record a contract asset. A contract asset becomes a receivable when invoiced upon the right to consideration becoming unconditional. Our current contract asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, was $66.7 million as of January 31, 2026. Our non-current contract assets, included in other assets—non-current on the condensed consolidated balance sheets, was $70.7 million as of January 31, 2026. Our current and non-current contract assets were not material as of July 31, 2025.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2025	$2,112,754	$342,293
Additions	728,816	45,653
Revenue/commissions recognized	(670,576)	(61,049)
Balance as of October 31, 2025	2,170,994	326,897
Additions	748,929	66,827
Revenue/commissions recognized	(722,825)	(59,223)
Balance as of January 31, 2026	$2,197,098	$334,501

During the three and six months ended January 31, 2025, we recognized revenue of approximately $277.3 million and $509.4 million pertaining to amounts deferred as of October 31, 2024 and July 31, 2024, respectively. During the three and six months ended January 31, 2026, we recognized revenue of approximately $323.5 million and $585.3 million pertaining to amounts deferred as of October 31, 2025 and July 31, 2025, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. As of January 31, 2025, we had approximately $2,336.1 million of remaining performance obligations, of which we expected to recognize approximately 52% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter. As of January 31, 2026, we had approximately $2,896.9 million of remaining performance obligations, of which we expect to recognize approximately 50% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of January 31, 2026
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$196,766	$—	$—	$196,766
U.S. Government securities	—	3,486	—	3,486
Commercial paper	—	19,968	—	19,968
Short-term investments:
Corporate bonds	—	700,065	—	700,065
Commercial paper	—	80,339	—	80,339
U.S. Government securities	—	490,243	—	490,243
Total measured at fair value	$196,766	$1,294,101	$—	$1,490,867
Cash				383,182
Total cash, cash equivalents and short-term investments				$1,874,049
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,460	$5,460

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

	As of July 31, 2025		As of January 31, 2026
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$497,059	$695,295	$497,734	$517,595
2029 Notes	846,759	976,652	848,526	787,057
Total	$1,343,818	$1,671,947	$1,346,260	$1,304,652

The carrying value of the 2027 Notes as of July 31, 2025 and January 31, 2026 was net of unamortized debt issuance costs of $2.9 million and $2.3 million, respectively.

The carrying value of the 2029 Notes as of July 31, 2025 and January 31, 2026 was net of unamortized debt issuance costs of $15.7 million and $14.0 million, respectively.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2025 and January 31, 2026, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2025 and January 31, 2026, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of January 31, 2026
(in thousands)
Due within one year	$618,459
Due in one to three years	652,188
Total	$1,270,647

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Prepaid operating expenses	$56,762	$62,878
VAT receivables	10,316	9,229
Other current assets	38,313	111,900
Total prepaid expenses and other current assets	$105,391	$184,007

The increase in other current assets from July 31, 2025 to January 31, 2026 was due primarily to the addition of $66.7 million of current contract assets related to revenue contracts where revenue recognized exceeds billings. For additional details on contract assets, refer to Note 2.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2025	January 31, 2026
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$435,564	$437,813
Demonstration units	12	59,475	57,714
Leasehold improvements	(1)	71,520	79,342
Software	(2)	29,152	28,808
Furniture and fixtures	60	15,542	16,052
Total property and equipment, gross		611,253	619,729
Less: accumulated depreciation		(468,439)	(488,052)
Total property and equipment, net		$142,814	$131,677

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was approximately $16.4 million and $32.8 million for the three and six months ended January 31, 2025, respectively, and $17.0 million and $34.3 million for the three and six months ended January 31, 2026, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the six months ended January 31, 2026.

Intangible assets, net consists of the following:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(78,989)	(79,192)
Accumulated amortization of customer relationships	(9,464)	(9,649)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(92,653)	(93,041)
Total intangible assets, net	$2,615	$2,227

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2026 (remaining six months)	$391
2027	777
2028	353
2029	353
2030	353
Total	$2,227

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Contributions to ESPP withheld	$26,325	$40,718
Accrued vacation	31,062	34,012
Accrued commissions and taxes	51,036	31,210
Payroll taxes payable	31,366	26,628
Accrued benefits	17,976	24,111
Accrued wages and taxes	18,846	21,691
Accrued bonus	37,654	16,070
Other	16,233	20,469
Total accrued compensation and benefits	$230,498	$214,909

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Principal amounts:
Principal	$500,000	$500,000
Unamortized debt issuance costs (1)	(2,941)	(2,266)
Net carrying amount	$497,059	$497,734

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of January 31, 2026, the remaining life of the 2027 Notes was approximately 1.7 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Contractual interest expense	$336	$312	$695	$625
Interest expense related to amortization of debt issuance costs	361	338	747	675
Total interest expense	$697	$650	$1,442	$1,300

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2029 Notes consisted of the following:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Principal amounts:
Principal	$862,500	$862,500
Unamortized debt issuance costs (1)	(15,741)	(13,974)
Net carrying amount	$846,759	$848,526

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of January 31, 2026, the remaining life of the 2029 Notes was approximately 3.9 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Contractual interest expense	$539	$1,078	$539	$2,156
Interest expense related to amortization of debt issuance costs	438	884	438	1,766
Total interest expense	$977	$1,962	$977	$3,922

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

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. The financial covenant is subject to a 0.50:1.00 step-up for four fiscal quarters following a material acquisition (as defined in the Revolver). As of January 31, 2026, we were in compliance with the financial covenant associated with the Revolver.

As of January 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total operating lease cost was approximately $9.1 million and $18.1 million for the three and six months ended January 31, 2025, respectively, and $10.5 million and $20.8 million for the three and six months ended January 31, 2026, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was immaterial for the three and six months ended January 31, 2025 and 2026.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$217,060	$274,111
Accumulated amortization	(82,534)	(83,043)
Operating lease right-of-use assets, net	$134,526	$191,068
Operating lease liabilities—current	$23,234	$33,059
Operating lease liabilities—non-current	115,754	163,671
Total operating lease liabilities	$138,988	$196,730
Weighted average remaining lease term (in years):	4.5	4.8
Weighted average discount rate:	6.3%	6.3%

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,288	$16,569
Accumulated amortization (1)	(12,805)	(12,842)
Finance lease right-of-use assets, net (1)	$5,483	$3,727
Finance lease liabilities—current (2)	$3,301	$2,429
Finance lease liabilities—non-current (3)	2,734	1,722
Total finance lease liabilities	$6,035	$4,151
Weighted average remaining lease term (in years):	2.0	1.8
Weighted average discount rate:	7.1%	7.3%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,619	$8,816	$19,643	$17,668
Operating cash flows from finance leases	$164	$85	$345	$186
Financing cash flows from finance leases	$981	$891	$1,945	$1,837
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$496	$67,784	$16,893	$72,417

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The undiscounted cash flows for our lease liabilities as of January 31, 2026 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2026 (remaining six months)	$19,587	$1,547	$21,134
2027	50,998	1,908	52,906
2028	50,546	961	51,507
2029	47,795	43	47,838
2030	37,495	—	37,495
Thereafter	23,424	—	23,424
Total lease payments	229,845	4,459	234,304
Less: imputed interest	(33,115)	(308)	(33,423)
Total lease obligation	196,730	4,151	200,881
Less: current lease obligations	(33,059)	(2,429)	(35,488)
Long-term lease obligations	$163,671	$1,722	$165,393

As of January 31, 2026, we had additional operating lease commitments of approximately $2.8 million on an undiscounted basis for certain leases that have not yet commenced. These operating leases will commence during fiscal 2026, with lease terms of approximately four years.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of January 31, 2026, we had approximately $114.0 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $38.8 million in the form of guarantees to certain of our contract manufacturers.

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

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of January 31, 2026, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of January 31, 2026, we had approximately 265.6 million shares of Class A common stock issued and outstanding. As of January 31, 2026, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025, our Board of Directors approved a $350.0 million increase to the share repurchase authorization. Repurchases may be made from time to time through open market purchases, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. During the three and six months ended January 31, 2026, we repurchased approximately 6.4 million and 7.1 million shares, respectively, of Class A common stock in open market transactions at a weighted average price of $51.82 and $53.72 per share, respectively, for an aggregate purchase price of approximately $332.5 million and $382.5 million, respectively, under this share repurchase program, including shares repurchased under the accelerated share repurchase agreement, discussed below. As of January 31, 2026, approximately $78.9 million remained available for future share repurchases under the authorization.

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

In December 2025, we entered into an accelerated share repurchase ("ASR") agreement with Bank of America, N.A. Under the terms of the ASR, we repurchased $300.0 million of our Class A common stock, with an initial delivery of approximately 5.0 million shares, representing 80% of the value of the $300.0 million. The ASR program was settled in January 2026, shortly after which Bank of America delivered an additional 0.9 million shares. The final share settlement was based on the volume-weighted average price of our Class A common stock on specified dates during the term of the ASR agreement, less a discount, and less the previously delivered 5.0 million shares. The shares repurchased under the ASR were funded with cash on hand under our existing share repurchase program. We accounted for the ASR as an equity transaction, and at the time of receipt, the shares were included in treasury stock at fair market value as of the corresponding trade date. We reflected the shares received as a repurchase of common stock in the weighted average common shares outstanding calculation for basic and diluted earnings per share.

NOTE 9. EQUITY INCENTIVE PLANS

Stock Plans

We have one active equity incentive plan, the Amended and Restated 2016 Equity Incentive Plan (the "2016 Plan"), and two inactive equity incentive plans, the 2010 Stock Plan ("2010 Plan") and the 2011 Stock Plan ("2011 Plan") (collectively, the "Stock Plans"). Our stockholders initially approved the 2016 Plan in March 2016 and it became effective in connection with our initial public offering ("IPO"). As a result, at the time of the IPO, we ceased granting additional stock awards under the 2010 Plan and 2011 Plan and both plans were terminated. Any outstanding stock awards under the 2010 Plan and 2011 Plan remain outstanding, subject to the terms of the applicable plan and award agreements, until such shares are issued under those stock awards, by exercise of stock options or settlement of restricted stock units ("RSUs"), or until those stock awards become vested or expired by their terms. In December 2025, our stockholders approved the amendment and restatement of the 2016 Plan to, among other things, extend the term of the plan, establish a new fixed maximum aggregate share reserve of 19,500,000 shares, and eliminate the annual evergreen feature that automatically increased the share reserve each year.

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of January 31, 2026, we had reserved approximately 31.1 million shares for the issuance of equity awards under the Stock Plans, of which approximately 15.6 million shares were still available for grant.

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

In November 2025, the Compensation Committee of our Board of Directors approved the grant of approximately 0.5 million MSUs to certain of our executives. These MSUs have a weighted average grant date fair value of approximately $124.96 per unit and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 2.8 years, subject to continuous service on each vesting date.

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2025	14,431	$38.46	1,813	$62.63
Granted (1)	4,325	$71.07	669	$100.88
Released (1)	(4,156)	$34.27	(931)	$44.75
Forfeited	(649)	$39.93	(8)	$96.22
Outstanding at January 31, 2026	13,951	$49.75	1,543	$89.82

(1)
For PSUs, includes additional shares granted upon vesting due to achievement over 100%.

Stock Options

We did not grant any stock options during the six months ended January 31, 2026. Option exercises during the six months ended January 31, 2026 were not material. As of January 31, 2026, the remaining outstanding stock options were not material.

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

During the six months ended January 31, 2026, approximately 0.6 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $29.0 million. As of January 31, 2026, approximately 8.6 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Six Months Ended January 31,
	2025	2026
Expected term (in years)	0.71	0.71
Risk-free interest rate	4.9%	4.0%
Volatility	46.4%	47.2%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Cost of revenue:
Product	$812	$427	$2,024	$786
Support, maintenance and other services	7,325	8,167	14,145	14,422
Sales and marketing	21,397	22,754	42,045	40,514
Research and development	46,765	51,105	90,327	90,606
General and administrative	17,129	20,111	33,636	33,996
Total stock-based compensation expense	$93,428	$102,564	$182,177	$180,324

As of January 31, 2026, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $744.0 million and is expected to be recognized over a weighted average period of approximately 2.2 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10. INCOME TAXES

The income tax provisions of $8.7 million and $15.6 million for the three and six months ended January 31, 2025, respectively, primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes. The income tax benefits of $5.5 million and $2.0 million for the three and six months ended January 31, 2026, respectively, primarily consisted of the tax benefits recognized related to the release of certain uncertain tax positions as a result of the expiration of the statute of limitations, partially offset by foreign taxes on our international operations and U.S. federal and state income taxes.

We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets as of January 31, 2026. We will continue to maintain a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our recent history of profitable operating results and current and anticipated future earnings, we believe that if current trends persist, there is a reasonable possibility that over the next several quarters, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to significant judgment and our analysis of positive and negative factors.

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

The computation of basic and diluted net income per share attributable to common stockholders is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands, except per share data)
Numerator:
Net income	$56,427	$103,022	$86,353	$165,118
Add: Interest expense related to convertible senior notes, net of tax	691	1,098	975	2,197
Diluted net income	$57,118	$104,120	$87,328	$167,315
Denominator:
Weighted average shares, basic	267,138	268,282	266,842	269,077
Add: Dilutive effect of common stock equivalents	26,213	23,628	24,244	25,137
Weighted average shares, diluted	293,351	291,910	291,086	294,214

Net income per share attributable to Class A common stockholders, basic	$0.21	$0.38	$0.32	$0.61
Net income per share attributable to Class A common stockholders, diluted	$0.19	$0.36	$0.30	$0.57

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive:

	Six Months Ended January 31,
	2025	2026
	(in thousands)
Outstanding stock options, RSUs and PSUs	1,481	4,045
Employee stock purchase plan	129	73
Total	1,610	4,118

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
United States	$367,275	$365,045	$700,003	$751,018
Europe, the Middle East and Africa	181,348	232,707	332,539	406,487
Asia Pacific	92,205	108,973	188,024	199,058
Other Americas	13,893	16,100	25,111	36,838
Total revenue	$654,721	$722,825	$1,245,677	$1,393,401

For the three and six months ended January 31, 2025 and 2026, no individual country, other than the United States, accounted for more than 10% of total revenue.

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2025	January 31, 2026
	(in thousands)
United States	$108,921	$92,180
International	33,893	39,497
Total long-lived assets	$142,814	$131,677

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13. SUBSEQUENT EVENT

On February 23, 2026, we entered into a stock purchase agreement pursuant to which we agreed to issue and sell 4.1 million shares of our Class A common stock to Advanced Micro Devices, Inc. at a price of $36.26 per share, representing an aggregate purchase price in cash of $150 million. The closing of the issuance and sale remains subject to customary closing conditions.

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

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a hybrid multicloud computing leader, offering organizations a unified software platform for running applications, deploying enterprise AI workloads and managing data anywhere. Our vision is to simplify the deployment and operation of the increasingly distributed landscape of apps and data while freeing organizations to focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of new technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid multicloud infrastructure, providing a consistent cloud operating model with a single platform for running applications and enterprise AI workloads, and managing data in core data centers, at the edge, and in public clouds, while supporting customer choice across server platforms, storage options, public and managed clouds, and container and virtualization platforms. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements, including business-critical applications, data platforms (including SQL, NoSQL, and vector databases and business intelligence applications), enterprise AI workloads (including machine learning, generative AI, and agentic AI), general-purpose workloads (including system infrastructure, networking, and security), end-user computing and virtual desktop infrastructure services, and cloud native applications (including modern, containerized applications).

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 30,000 end customers as of January 31, 2026. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands, except percentages and end customer count)
Total revenue	$654,721	$722,825	$1,245,677	$1,393,401
Year-over-year percentage increase	16%	10%	16%	12%
Annual recurring revenue ("ARR") (1)	$2,027,337	$2,355,623	$2,027,337	$2,355,623
Gross profit	$569,433	$631,552	$1,077,719	$1,214,658
Non-GAAP gross profit	$578,337	$640,252	$1,095,422	$1,230,078
Gross margin	87.0%	87.4%	86.5%	87.2%
Non-GAAP gross margin	88.3%	88.6%	87.9%	88.3%
Operating expenses	$503,995	$547,415	$985,031	$1,081,186
Non-GAAP operating expenses	$417,048	$451,214	$815,912	$909,191
Operating income	$65,438	$84,137	$92,688	$133,472
Non-GAAP operating income	$161,289	$189,038	$279,510	$320,887
Operating margin	10.0%	11.6%	7.4%	9.6%
Non-GAAP operating margin	24.6%	26.2%	22.4%	23.0%
Net cash provided by operating activities	$221,670	$197,346	$383,421	$394,171
Free cash flow	$187,063	$191,418	$338,983	$365,924
Total end customers (2)	27,870	30,980	27,870	30,980

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type, consistent with how we evaluate our financial performance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$624,418	$690,531	$1,185,114	$1,328,371
Professional services and other revenue (1)	30,303	32,294	60,563	65,030
Total revenue	$654,721	$722,825	$1,245,677	$1,393,401

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $286.1 million and $560.5 million of our subscription revenue for the three and six months ended January 31, 2025, respectively, and $320.8 million and $628.1 million of our subscription revenue for the three and six months ended January 31, 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $338.3 million and $624.6 million of our subscription revenue for the three and six months ended January 31, 2025, respectively, and $369.7 million and $700.3 million of our subscription revenue for the three and six months ended January 31, 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $28.0 million and $55.3 million for the three and six months ended January 31, 2025, respectively, and $30.4 million and $59.3 million for the three and six months ended January 31, 2026, respectively.
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

The following table presents a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands, except percentages)
Gross profit	$569,433	$631,552	$1,077,719	$1,214,658
Stock-based compensation	8,137	8,594	16,169	15,208
Amortization of intangible assets	767	106	1,534	212
Non-GAAP gross profit	$578,337	$640,252	$1,095,422	$1,230,078

Gross margin	87.0%	87.4%	86.5%	87.2%
Stock-based compensation	1.2%	1.2%	1.3%	1.1%
Amortization of intangible assets	0.1%	—	0.1%	—
Non-GAAP gross margin	88.3%	88.6%	87.9%	88.3%

Operating expenses	$503,995	$547,415	$985,031	$1,081,186
Stock-based compensation	(85,291)	(93,970)	(166,008)	(165,116)
Amortization of intangible assets	(88)	(88)	(176)	(176)
Litigation settlement accrual and legal fees	(1,568)	(2,143)	(2,935)	(6,703)
Non-GAAP operating expenses	$417,048	$451,214	$815,912	$909,191

Operating income	$65,438	$84,137	$92,688	$133,472
Stock-based compensation	93,428	102,564	182,177	180,324
Amortization of intangible assets	855	194	1,710	388
Litigation settlement accrual and legal fees	1,568	2,143	2,935	6,703
Non-GAAP operating income	$161,289	$189,038	$279,510	$320,887

Operating margin	10.0%	11.6%	7.4%	9.6%
Stock-based compensation	14.3%	14.3%	14.7%	12.9%
Amortization of intangible assets	0.1%	—	0.1%	—
Litigation settlement accrual and legal fees	0.2%	0.3%	0.2%	0.5%
Non-GAAP operating margin	24.6%	26.2%	22.4%	23.0%

Net cash provided by operating activities	$221,670	$197,346	$383,421	$394,171
Purchases of property and equipment	(34,607)	(5,928)	(44,438)	(28,247)
Free cash flow (non-GAAP)	$187,063	$191,418	$338,983	$365,924

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers. We sell our solutions primarily through our partners, and our solutions primarily run on hardware platforms that our customers often choose to purchase from our channel or OEM partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our channel and OEM partners over the long term will extend and improve our engagement with a broad set of end customers. Our reliance on manufacturers to produce the hardware platforms on which our software runs exposes us to supply chain delays, which could impair our ability to provide services to end customers in a timely manner. In the latter half of the second quarter of fiscal of 2026, constraints affecting the availability of certain hardware components at manufacturers became increasingly acute, extending hardware lead times. These extended lead times have delayed, and may continue to delay, customers' ability to deploy hardware and consume our software, which affects the timing of revenue recognition and cash flows from period to period. While a majority of our customer transactions involve a software‑only fulfillment motion, in a subset of transactions, customers previously purchased our software in connection with Nutanix‑branded NX‑series hardware platforms. To provide customers in these transactions with greater flexibility when facing extended hardware lead times, beginning in the third quarter of fiscal 2026, we enabled these customers to purchase our software independently of hardware delivery, thereby aligning software provisioning for these transactions with our existing software‑only fulfillment motion. This may impact the timing of revenue recognition and our ARR. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

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

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software maintenance subscriptions, support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from renewals, and given our subscription-focused business model, these renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of January 31, 2026, our net dollar-based retention rate ("NRR") was 107%, compared to 109% as of January 31, 2025. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

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

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. We recognize revenue from our software products upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. For our SaaS offerings, revenue is typically recognized as the services are performed. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction and we record revenue and costs of goods sold on a gross basis.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and federal and state income taxes in the United States. We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets as of January 31, 2026. We will continue to maintain a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our recent history of profitable operating results and current and anticipated future earnings, we believe that if current trends persist, there is a reasonable possibility that over the next several quarters, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to significant judgment and our analysis of positive and negative factors.

The One Big Beautiful Bill Act ("OBBBA"), signed into law on July 4, 2025, has officially repealed the amortization requirement under IRC Section 174, restoring immediate expensing for domestic research and experimental ("R&E") expenditures. Effective for taxable years beginning after December 31, 2024, taxpayers may deduct domestic R&E expenditures immediately and for the R&E expenditures capitalized from 2022 to 2024, OBBBA also allows taxpayers to make an election to accelerate the deductions over one year or two years. We have assessed the impact of OBBBA on our fiscal 2026 provision for income taxes and determined that there is no material impact to our financial statements for fiscal 2026.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our condensed consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(in thousands)
Revenue:
Product	$354,187	$387,364	$656,106	$736,367
Support, maintenance and other services	300,534	335,461	589,571	657,034
Total revenue	654,721	722,825	1,245,677	1,393,401
Cost of revenue:
Product (1)(2)	8,823	5,674	17,193	9,966
Support, maintenance and other services (1)	76,465	85,599	150,765	168,777
Total cost of revenue	85,288	91,273	167,958	178,743
Gross profit	569,433	631,552	1,077,719	1,214,658
Operating expenses:
Sales and marketing (1)(2)	261,382	277,543	514,783	562,776
Research and development (1)	182,785	202,259	356,744	389,741
General and administrative (1)	59,828	67,613	113,504	128,669
Total operating expenses	503,995	547,415	985,031	1,081,186
Income from operations	65,438	84,137	92,688	133,472
Other (expense) income, net	(355)	13,368	9,218	29,607
Income before provision for (benefit from) income taxes	65,083	97,505	101,906	163,079
Provision for (benefit from) income taxes	8,656	(5,517)	15,553	(2,039)
Net income	$56,427	$103,022	$86,353	$165,118

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$812	$427	$2,024	$786
Support, maintenance and other services cost of revenue	7,325	8,167	14,145	14,422
Sales and marketing	21,397	22,754	42,045	40,514
Research and development	46,765	51,105	90,327	90,606
General and administrative	17,129	20,111	33,636	33,996
Total stock-based compensation expense	$93,428	$102,564	$182,177	$180,324

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$767	$106	$1,534	$212
Sales and marketing	88	88	176	176
Total amortization of intangible assets	$855	$194	$1,710	$388

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2026	2025	2026
	(as a percentage of total revenue)
Revenue:
Product	54.1%	53.6%	52.7%	52.8%
Support, maintenance and other services	45.9%	46.4%	47.3%	47.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	1.3%	0.8%	1.4%	0.7%
Support, maintenance and other services	11.7%	11.8%	12.1%	12.1%
Total cost of revenue	13.0%	12.6%	13.5%	12.8%
Gross profit	87.0%	87.4%	86.5%	87.2%
Operating expenses:
Sales and marketing	39.9%	38.4%	41.3%	40.4%
Research and development	27.9%	28.0%	28.6%	28.0%
General and administrative	9.1%	9.4%	9.1%	9.2%
Total operating expenses	76.9%	75.8%	79.0%	77.6%
Income from operations	10.1%	11.6%	7.5%	9.6%
Other (expense) income, net	(0.1)%	1.8%	0.7%	2.1%
Income before provision for (benefit from) income taxes	10.0%	13.4%	8.2%	11.7%
Provision for (benefit from) income taxes	1.3%	(0.8)%	1.2%	(0.1)%
Net income	8.7%	14.2%	7.0%	11.8%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Six Months Ended January 31, 2025 and 2026

Revenue

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Product	$354,187	$387,364	$33,177	9%	$656,106	$736,367	$80,261	12%
Support, maintenance and other services	300,534	335,461	34,927	12%	589,571	657,034	67,463	11%
Total revenue	$654,721	$722,825	$68,104	10%	$1,245,677	$1,393,401	$147,724	12%

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
U.S.	$367,275	$365,045	$(2,230)	(1)%	$700,003	$751,018	$51,015	7%
Europe, the Middle East and Africa	181,348	232,707	51,359	28%	332,539	406,487	73,948	22%
Asia Pacific	92,205	108,973	16,768	18%	188,024	199,058	11,034	6%
Other Americas	13,893	16,100	2,207	16%	25,111	36,838	11,727	47%
Total revenue	$654,721	$722,825	$68,104	10%	$1,245,677	$1,393,401	$147,724	12%

Product revenue increased by approximately $33.2 million, or 9%, and $80.3 million, or 12%, for the three and six months ended January 31, 2026, respectively, as compared to the respective prior year periods, due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, maintenance and other services revenue increased by approximately $34.9 million, or 12%, and $67.5 million, or 11%, for the three and six months ended January 31, 2026, respectively, as compared to the respective prior year periods, in conjunction with the growth of our end customer base, which grew approximately 11% from January 31, 2025 to January 31, 2026, and the related software maintenance and support subscription contracts and renewals.

For both the three and six months ended January 31, 2025, the total average contract duration was approximately 3.0 years. For both the three and six months ended January 31, 2026, the total average contract duration was approximately 3.1 years. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Cost of product revenue	$8,823	$5,674	$(3,149)	(36)%	$17,193	$9,966	$(7,227)	(42)%
Product gross margin	97.5%	98.5%			97.4%	98.6%
Cost of support, maintenance and other services revenue	$76,465	$85,599	$9,134	12%	$150,765	$168,777	$18,012	12%
Support, maintenance and other services gross margin	74.6%	74.5%			74.4%	74.3%
Total gross margin	87.0%	87.4%			86.5%	87.2%

Cost of product revenue

Cost of product revenue decreased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to decreases in overhead resulting from lower operating lease and finance lease costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by approximately 1.0 percentage points and 1.2 percentage points for the three and six months ended January 31, 2026, respectively, as compared to the respective prior year periods, due primarily to product revenue increasing while cost of product revenue decreased.

Cost of support, maintenance and other services revenue

Cost of support, maintenance and other services revenue increased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, maintenance and other services gross margin decreased by approximately 0.1 percentage points for both the three and six months ended January 31, 2026, respectively, as compared to the respective prior year periods, due primarily to support, maintenance and other services revenue growing at a slower rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Sales and marketing	$261,382	$277,543	$16,161	6%	$514,783	$562,776	$47,993	9%
Percent of total revenue	39.9%	38.4%			41.3%	40.4%

Sales and marketing expense increased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs resulting from the 8% growth in our sales and marketing headcount from January 31, 2025 to January 31, 2026, as well as increased marketing spending on events.

Research and development

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Research and development	$182,785	$202,259	$19,474	11%	$356,744	$389,741	$32,997	9%
Percent of total revenue	27.9%	28.0%			28.6%	28.0%

Research and development expense increased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs due to the 12% growth in our R&D headcount from January 31, 2025 to January 31, 2026, as well as an increase in IT and facilities costs.

General and administrative

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
General and administrative	$59,828	$67,613	$7,785	13%	$113,504	$128,669	$15,165	13%
Percent of total revenue	9.1%	9.4%			9.1%	9.2%

General and administrative expense increased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to an increase in overhead resulting from higher operating lease and finance lease costs, higher personnel-related costs, resulting from the 10% growth in our G&A headcount from January 31, 2025 to January 31, 2026, higher legal and outside services costs, an increase in costs related to software licenses, as well as an increase in data center costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income (Expense), Net

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Interest income, net	$13,940	$17,917	$3,977	29%	$25,033	$37,751	$12,718	51%
Amortization of debt discount and issuance costs and interest expense	(1,674)	(2,995)	(1,321)	(79)%	(2,420)	(5,988)	(3,568)	(147)%
Inducement expense	(11,347)	—	11,347	100%	(11,347)	—	11,347	100%
Other	(1,274)	(1,554)	(280)	(22)%	(2,048)	(2,156)	(108)	(5)%
Other income (expense), net	$(355)	$13,368	$13,723	3,866%	$9,218	$29,607	$20,389	221%

Other income (expense), net increased for the three and six months ended January 31, 2026, as compared to the respective prior year periods, due primarily to approximately $11.3 million of inducement expense recognized during the second quarter of fiscal 2025 related to the partial repurchase of the 2027 Notes as well as an increase in interest income from our short-term investments, which increased from approximately $670.7 million as of January 31, 2025 to $1,270.6 million as of January 31, 2026. The increase in other income (expense), net was partially offset by an increase in interest expense related to our convertible notes, as the 2029 Notes were issued during the second quarter of fiscal 2025.

Provision for Income Taxes

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Provision for income taxes	$8,656	$(5,517)	$(14,173)	(164)%	$15,553	$(2,039)	$(17,592)	(113)%

The decreases in the income tax provision for the three and six months ended January 31, 2026, as compared to the respective prior year periods, were due primarily to the release of certain uncertain tax positions as a result of the expiration of the statute of limitations during the fiscal quarter ended January 31, 2026, partially offset by decrease in excess tax benefits on stock options and restricted stock units.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of January 31, 2026, we had approximately $603.4 million of cash and cash equivalents and $1,270.6 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of January 31, 2026, we had accounts receivable of approximately $260.6 million, net of allowances of $2.8 million.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In February 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of January 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of January 31, 2026, we were in compliance with the financial covenant.

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

Purchase Obligations, Lease Commitments and Other Obligations

As of January 31, 2026, we had non-cancelable contractual purchase obligations of $152.7 million. These purchase obligations primarily include guarantees with contract manufacturers and purchase obligations and other commitments pertaining to our daily business operations.

As of January 31, 2026, we had aggregate future minimum lease payments under non-cancelable operating leases and finance leases of $240.6 million, of which $51.4 million was short-term. Non-cancelable leases include leases that have been executed, but not yet commenced. We lease offices, research and development facilities, and data centers under operating leases expiring through January 2033 and lease certain data center equipment under finance leases.

As of January 31, 2026, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed above, as it is uncertain if or when such amounts will ultimately be settled.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended January 31,
	2025	2026
	(in thousands)
Net cash provided by operating activities	$383,421	$394,171
Net cash used in investing activities	(375,455)	(67,347)
Net cash provided by (used in) financing activities	408,847	(492,924)
Net increase (decrease) in cash, cash equivalents and restricted cash	$416,813	$(166,100)

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $394.2 million for the six months ended January 31, 2026, compared to approximately $383.4 million for the six months ended January 31, 2025. The increase in cash provided by operating activities for the six months ended January 31, 2026 was due primarily to the increase in our net income from operations.

Cash Flows from Investing Activities

Net cash used in investing activities of approximately $375.5 million for the six months ended January 31, 2025 included approximately $493.2 million of short-term investment purchases and $44.4 million of purchases of property and equipment, partially offset by approximately $162.1 million of maturities of short-term investments.

Net cash used in investing activities of approximately $67.3 million for the six months ended January 31, 2026 included approximately $472.8 million of short-term investment purchases and $28.2 million of purchases of property and equipment, partially offset by approximately $431.7 million of maturities of short-term investments and $2.0 million of sales of short-term investments.

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

Net cash used in financing activities of approximately $492.9 million for the six months ended January 31, 2026 included approximately $383.1 million of repurchases of our Class A common stock and $137.0 million of taxes paid related to the net share settlement of equity awards, partially offset by approximately $29.0 million of proceeds from the sale of shares through employee equity incentive plans.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in an decrease in our operating income of approximately $36.2 million and $44.0 million for the six months ended January 31, 2025 and 2026, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

In February 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of January 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of January 31, 2026, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
	(in thousands, except per share amounts)
November 1 - 30, 2025	398	$59.30	398	$387,858
December 1 - 31, 2025 (2)	5,160	$48.24	5,160	$138,935
January 1 - 31, 2026 (2)	859	$51.45	859	$78,935
Total	6,417		6,417

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
(2)
In December 2025, we entered into an accelerated share repurchase ("ASR") agreement with Bank of America, N.A. Under the terms of the ASR, we repurchased $300.0 million of our Class A common stock, with an initial delivery of 4,972,032 shares, representing 80% of the value of the $300.0 million. The ASR program was completed in January 2026, shortly after which Bank of America delivered an additional 858,588 shares. The final share settlement was based on the volume-weighted average price of our Class A common stock on specified dates during the term of the ASR agreement, less a discount, and less the previously delivered 4,972,032 shares.

This table excludes shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended January 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Amended and Restated 2016 Equity Incentive Plan	8-K	001-37883	10.1	12/15/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: March 2, 2026	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)