Form 10-Q
period 2026-04-30
Nutanix, Inc.
filed 2026-05-29
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

As of May 27, 2026, the registrant had 270,320,509 shares of Class A common stock, $0.000025 par value per share, outstanding.

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
•
sustaining profitable growth;
•
our expectations regarding outstanding and potential lawsuits, claims, investigations and proceedings;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NUTANIX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	July 31, 2025	April 30, 2026
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$769,502	$718,812
Short-term investments	1,223,234	1,299,091
Accounts receivable, net of allowances of $2,187 and $2,981, respectively	337,967	251,588
Deferred commissions—current	153,072	146,360
Prepaid expenses and other current assets	105,391	195,669
Total current assets	2,589,166	2,611,520
Property and equipment, net	142,814	127,316
Operating lease right-of-use assets	134,526	175,261
Deferred commissions—non-current	189,221	191,062
Intangible assets, net	2,615	2,033
Goodwill	185,235	185,235
Other assets—non-current	39,617	126,201
Total assets	$3,283,194	$3,418,628
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$81,599	$84,382
Accrued compensation and benefits	230,498	165,336
Accrued expenses and other current liabilities	24,187	28,199
Deferred revenue—current	1,054,023	1,154,755
Operating lease liabilities—current	23,234	37,346
Total current liabilities	1,413,541	1,470,018
Deferred revenue—non-current	1,058,731	1,152,223
Operating lease liabilities—non-current	115,754	144,063
Convertible senior notes, net	1,343,818	1,347,484
Other liabilities—non-current	45,870	30,453
Total liabilities	3,977,714	4,144,241
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2025 and April 30, 2026; 269,045 and 266,525 Class A shares issued and outstanding as of July 31, 2025 and April 30, 2026, respectively	7	7
Additional paid-in capital	4,200,466	4,219,337
Accumulated other comprehensive income (loss)	700	(307)
Accumulated deficit	(4,895,693)	(4,944,650)
Total stockholders’ deficit	(694,520)	(725,613)
Total liabilities and stockholders’ deficit	$3,283,194	$3,418,628

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands, except per share data)
Revenue:
Product	$345,479	$364,938	$1,001,585	$1,101,305
Support, maintenance and other services	293,504	338,128	883,075	995,162
Total revenue	638,983	703,066	1,884,660	2,096,467
Cost of revenue:
Product	6,776	5,816	23,969	15,782
Support, maintenance and other services	76,215	86,463	226,980	255,240
Total cost of revenue	82,991	92,279	250,949	271,022
Gross profit	555,992	610,787	1,633,711	1,825,445
Operating expenses:
Sales and marketing	260,402	283,605	775,185	846,381
Research and development	186,413	196,098	543,157	585,839
General and administrative	60,532	60,575	174,036	189,244
Total operating expenses	507,347	540,278	1,492,378	1,621,464
Income from operations	48,645	70,509	141,333	203,981
Other income, net	15,954	10,805	25,172	40,412
Income before provision for income taxes	64,599	81,314	166,505	244,393
Provision for income taxes	1,236	9,227	16,789	7,188
Net income	$63,363	$72,087	$149,716	$237,205
Net income per share attributable to Class A common stockholders, basic	$0.24	$0.27	$0.56	$0.88
Net income per share attributable to Class A common stockholders, diluted	$0.22	$0.25	$0.52	$0.82
Weighted average shares used in computing net income per share attributable to Class A common stockholders, basic	267,566	265,950	267,081	268,058
Weighted average shares used in computing net income per share attributable to Class A common stockholders, diluted	296,804	287,481	292,942	291,992

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Net income	$63,363	$72,087	$149,716	$237,205
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	2,987	(4,364)	3,245	(1,007)
Comprehensive income	$66,350	$67,723	$152,961	$236,198

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Nine Months Ended April 30, 2025
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
	(in thousands)
Balance - July 31, 2024	265,181	$7	$4,118,898	$146	$(4,847,199)	$(728,148)
Issuance of common stock through employee equity incentive plans	3,621	—	747	—	—	747
Issuance of common stock from ESPP purchase	811	—	27,365	—	—	27,365
Shares withheld related to net share settlement of equity awards	(1,428)	—	(84,248)	—	—	(84,248)
Repurchase and retirement of common stock	(340)	—	(5,569)	—	(14,531)	(20,100)
Stock-based compensation	—	—	88,749	—	—	88,749
Other comprehensive income	—	—	—	413	—	413
Net income	—	—	—	—	29,926	29,926
Balance - October 31, 2024	267,845	7	4,145,942	559	(4,831,804)	(685,296)
Issuance of common stock through employee equity incentive plans	2,841	—	1,187	—	—	1,187
Shares withheld related to net share settlement of equity awards	(962)	—	(63,592)	—	—	(63,592)
Repurchase and retirement of common stock	(3,087)	—	(46,763)	—	(153,237)	(200,000)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	93,428	—	—	93,428
Other comprehensive loss	—	—	—	(155)	—	(155)
Net income	—	—	—	—	56,427	56,427
Balance - January 31, 2025	266,637	7	4,120,529	404	(4,928,614)	(807,674)
Issuance of common stock through employee equity incentive plans	2,270	—	455	—	—	455
Issuance of common stock from ESPP purchase	750	—	38,771	—	—	38,771
Shares withheld related to net share settlement of equity awards	(804)	—	(55,819)	—	—	(55,819)
Repurchase and retirement of common stock	(571)	—	(8,613)	—	(29,146)	(37,759)
Stock-based compensation	—	—	84,242	—	—	84,242
Other comprehensive income	—	—	—	2,987	—	2,987
Net income	—	—	—	—	63,363	63,363
Balance - April 30, 2025	268,282	$7	$4,179,565	$3,391	$(4,894,397)	$(711,434)

	Nine Months Ended April 30, 2026
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
	(in thousands)
Balance - July 31, 2025	269,045	$7	$4,200,466	$700	$(4,895,693)	$(694,520)
Issuance of common stock through employee equity incentive plans	3,062	—	68	—	—	68
Issuance of common stock from ESPP purchase	550	—	28,967	—	—	28,967
Shares withheld related to net share settlement of equity awards	(1,224)	—	(95,679)	—	—	(95,679)
Repurchase and retirement of common stock	(704)	—	(10,685)	—	(39,540)	(50,225)
Stock-based compensation	—	—	77,760	—	—	77,760
Other comprehensive income	—	—	—	2,905	—	2,905
Net income	—	—	—	—	62,096	62,096
Balance - October 31, 2025	270,729	7	4,200,897	3,605	(4,873,137)	(668,628)
Issuance of common stock through employee equity incentive plans	2,032	—	—	—	—	—
Shares withheld related to net share settlement of equity awards	(719)	—	(34,477)	—	—	(34,477)
Repurchase and retirement of common stock, net	(6,417)	—	(117,952)	—	(216,268)	(334,220)
Stock-based compensation	—	—	102,564	—	—	102,564
Other comprehensive income	—	—	—	452	—	452
Net income	—	—	—	—	103,022	103,022
Balance - January 31, 2026	265,625	7	4,151,032	4,057	(4,986,383)	(831,287)
Issuance of common stock through employee equity incentive plans	1,911	—	25	—	—	25
Issuance of common stock from ESPP purchase	965	—	32,387	—	—	32,387
Shares withheld related to net share settlement of equity awards	(700)	—	(27,496)	—	—	(27,496)
Repurchase and retirement of common stock	(1,276)	—	(19,429)	—	(30,354)	(49,783)
Stock-based compensation	—	—	82,818	—	—	82,818
Other comprehensive loss	—	—	—	(4,364)	—	(4,364)
Net income	—	—	—	—	72,087	72,087
Balance - April 30, 2026	266,525	$7	$4,219,337	$(307)	$(4,944,650)	$(725,613)

See the accompanying notes to condensed consolidated financial statements.

NUTANIX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2025	2026
	(in thousands)
Cash flows from operating activities:
Net income	$149,716	$237,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,451	53,581
Stock-based compensation	266,419	263,142
Amortization of debt discount and issuance costs	2,519	4,085
Operating lease cost, net of accretion	21,355	25,497
Inducement expense from partial repurchase of the 2027 Notes	11,347	—
Other	(4,690)	(7,935)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,084)	(1,506)
Deferred commissions	31,339	4,870
Prepaid expenses and other assets	(10,589)	(92,429)
Accounts payable	3,774	3,128
Accrued compensation and benefits	(10,528)	(53,410)
Accrued expenses and other liabilities	(5,601)	(9,324)
Operating leases, net	(23,640)	(23,812)
Deferred revenue	130,139	198,583
Net cash provided by operating activities	601,927	601,675
Cash flows from investing activities:
Maturities of investments	272,846	607,475
Purchases of investments	(941,406)	(679,600)
Sales of investments	2,011	2,750
Purchases of property and equipment	(59,533)	(38,570)
Net cash used in investing activities	(726,082)	(107,945)
Cash flows from financing activities:
Proceeds from sales of shares through employee equity incentive plans	68,525	61,447
Taxes paid related to net share settlement of equity awards	(212,919)	(169,402)
Proceeds from the issuance of convertible notes, net of issuance costs	848,010	—
Payment of third-party debt issuance costs	(3,448)	—
Partial repurchase of the 2027 Notes	(95,453)	—
Payment of revolver issuance costs	(2,794)	—
Repurchases of common stock	(257,859)	(433,240)
Other financing activities, net	(2,943)	(2,637)
Net cash provided by (used in) financing activities	341,119	(543,832)
Net increase (decrease) in cash, cash equivalents and restricted cash	$216,964	$(50,102)
Cash, cash equivalents and restricted cash—beginning of period	655,662	769,517
Cash, cash equivalents and restricted cash—end of period	$872,626	$719,415
Restricted cash (1)	27	603
Cash and cash equivalents—end of period	$872,599	$718,812
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$25,550	25,972
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$1,186	6,601
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$2,554	1,672

(1)
Included within prepaid expenses and other current assets and other assets—non-current in the condensed consolidated balance sheets.

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

Concentration of Risk

Concentration of revenue and accounts receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the three and nine months ended April 30, 2025 and 2026, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue				Accounts Receivable as of
	Three Months Ended April 30,		Nine Months Ended April 30,		July 31, 2025	April 30, 2026
Partners	2025	2026	2025	2026
Partner A	17%	18%	15%	17%	13%	16%
Partner B	(1)	(1)	(1)	(1)	(1)	13%
Partner C	25%	22%	26%	23%	(1)	11%
Partner D	(1)	(1)	(1)	(1)	(1)	11%
Partner E	14%	16%	15%	15%	14%	10%

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU will be effective for us for our fiscal 2026 10-K. We do not expect this new standard to have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of operations. This new ASU is effective for fiscal years beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU will be effective for us beginning in fiscal 2028. We are currently evaluating the impact this new standard will have on our disclosures.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. This new ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU will be effective for us beginning in fiscal 2029. We are currently evaluating the impact this new standard will have on our condensed consolidated financial statements.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Subscription	$609,663	$664,792	$1,794,777	$1,993,163
Professional services and other (1)	29,320	38,274	89,883	103,304
Total revenue	$638,983	$703,066	$1,884,660	$2,096,467

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $279.7 million and $840.3 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively, and $322.6 million and $950.6 million of our subscription revenue for the three and nine months ended April 30, 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $330.0 million and $954.5 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively, and $342.2 million and $1,042.6 million of our subscription revenue for the three and nine months ended April 30, 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $28.0 million and $83.3 million for the three and nine months ended April 30, 2025, respectively, and $31.7 million and $91.0 million for the three and nine months ended April 30, 2026, respectively.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. In certain approved non-standard circumstances, customers may be invoiced under alternative payment arrangements, including installment billings. Invoices issued under these arrangements generally have payment terms of 30-45 days. We assess credit losses on contract balances by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectability of the reported amount. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2025 and April 30, 2026 is presented in the accompanying condensed consolidated balance sheets.

In situations where the revenue recognized on a contract exceeds billings, and our right to consideration is conditional on something other than the passage of time, we record a contract asset. A contract asset becomes a receivable when invoiced, at which point the right to consideration becomes unconditional. Our current contract asset, included in prepaid expenses and other current assets on the condensed consolidated balance sheets, was $77.9 million as of April 30, 2026. Our non-current contract assets, included in other assets—non-current on the condensed consolidated balance sheets, was $82.8 million as of April 30, 2026. Our current and non-current contract assets were not material as of July 31, 2025.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2025	$2,112,754	$342,293
Additions	728,816	45,653
Revenue/commissions recognized	(670,576)	(61,049)
Balance as of October 31, 2025	2,170,994	326,897
Additions	748,929	66,827
Revenue/commissions recognized	(722,825)	(59,223)
Balance as of January 31, 2026	2,197,098	334,501
Additions	812,946	60,295
Revenue/commissions recognized	(703,066)	(57,374)
Balance as of April 30, 2026	$2,306,978	$337,422

During the three and nine months ended April 30, 2025, we recognized revenue of approximately $278.5 million and $697.3 million pertaining to amounts deferred as of January 31, 2025 and July 31, 2024, respectively. During the three and nine months ended April 30, 2026, we recognized revenue of approximately $322.1 million and $814.9 million pertaining to amounts deferred as of January 31, 2026 and July 31, 2025, respectively.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. As of April 30, 2025, we had approximately $2,426.7 million of remaining performance obligations, of which we expected to recognize approximately 49% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter. As of April 30, 2026, we had approximately $3,077.8 million of remaining performance obligations, of which we expect to recognize approximately 49% within 12 months, approximately 39% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	As of April 30, 2026
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$351,889	$—	$—	$351,889
Commercial paper	—	2,593	—	2,593
Short-term investments:
Corporate bonds	—	743,537	—	743,537
Commercial paper	—	50,389	—	50,389
U.S. Government securities	—	505,165	—	505,165
Total measured at fair value	$351,889	$1,301,684	$—	$1,653,573
Cash				364,330
Total cash, cash equivalents and short-term investments				$2,017,903
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,460	$5,460

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

	As of July 31, 2025		As of April 30, 2026
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$497,059	$695,295	$498,072	$527,090
2029 Notes	846,759	976,652	849,412	800,564
Total	$1,343,818	$1,671,947	$1,347,484	$1,327,654

The carrying value of the 2027 Notes as of July 31, 2025 and April 30, 2026 was net of unamortized debt issuance costs of $2.9 million and $1.9 million, respectively.

The carrying value of the 2029 Notes as of July 31, 2025 and April 30, 2026 was net of unamortized debt issuance costs of $15.7 million and $13.1 million, respectively.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2025 and April 30, 2026, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2025 and April 30, 2026, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of April 30, 2026
(in thousands)
Due within one year	$697,949
Due in one to three years	601,142
Total	$1,299,091

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Prepaid operating expenses	$56,762	$65,554
VAT receivables	10,316	9,878
Other current assets	38,313	120,237
Total prepaid expenses and other current assets	$105,391	$195,669

The increase in other current assets from July 31, 2025 to April 30, 2026 was due primarily to the addition of $77.9 million of current contract assets related to revenue contracts where revenue recognized exceeds billings. For additional details on contract assets, refer to Note 2.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2025	April 30, 2026
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$435,564	$436,459
Demonstration units	12	59,475	53,281
Leasehold improvements	(1)	71,520	80,741
Software	(2)	29,152	28,808
Furniture and fixtures	60	15,542	16,302
Total property and equipment, gross		611,253	615,591
Less: accumulated depreciation		(468,439)	(488,275)
Total property and equipment, net		$142,814	$127,316

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was approximately $16.4 million and $49.2 million for the three and nine months ended April 30, 2025, respectively, and $16.3 million and $50.5 million for the three and nine months ended April 30, 2026, respectively.

Goodwill and Intangible Assets, Net

There was no change in the carrying value of goodwill during the nine months ended April 30, 2026.

Intangible assets, net consists of the following:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(78,989)	(79,297)
Accumulated amortization of customer relationships	(9,464)	(9,738)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(92,653)	(93,235)
Total intangible assets, net	$2,615	$2,033

Amortization expense related to our intangible assets is recognized in the condensed consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2026 (remaining three months)	$197
2027	777
2028	353
2029	353
2030	353
Total	$2,033

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Accrued vacation	$31,062	$36,022
Accrued bonus	37,654	24,950
Accrued benefits	17,976	24,398
Payroll taxes payable	31,366	22,301
Accrued commissions and taxes	51,036	20,763
Accrued wages and taxes	18,846	9,973
Contributions to ESPP withheld	26,325	9,263
Other	16,233	17,666
Total accrued compensation and benefits	$230,498	$165,336

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Principal amounts:
Principal	$500,000	$500,000
Unamortized debt issuance costs (1)	(2,941)	(1,928)
Net carrying amount	$497,059	$498,072

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of April 30, 2026, the remaining life of the 2027 Notes was approximately 1.4 years.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Contractual interest expense	$313	$313	$1,008	$938
Interest expense related to amortization of debt issuance costs	336	338	1,083	1,013
Total interest expense	$649	$651	$2,091	$1,951

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The 2029 Notes consisted of the following:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Principal amounts:
Principal	$862,500	$862,500
Unamortized debt issuance costs (1)	(15,741)	(13,088)
Net carrying amount	$846,759	$849,412

(1)
Included in the condensed consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of April 30, 2026, the remaining life of the 2029 Notes was approximately 3.6 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Contractual interest expense	$1,078	$1,089	$1,617	$3,245
Interest expense related to amortization of debt issuance costs	878	887	1,316	2,653
Total interest expense	$1,956	$1,976	$2,933	$5,898

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

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. The financial covenant is subject to a 0.50:1.00 step-up for four fiscal quarters following a material acquisition (as defined in the Revolver). As of April 30, 2026, we were in compliance with the financial covenant associated with the Revolver.

As of April 30, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

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

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Total operating lease cost was approximately $9.6 million and $27.6 million for the three and nine months ended April 30, 2025, respectively, and $12.5 million and $33.3 million for the three and nine months ended April 30, 2026, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was immaterial for the three and nine months ended April 30, 2025 and 2026.

In February 2026, we executed an agreement to reduce the term of a lease for a data center facility. The agreement was accounted for as a lease modification under ASC 842. Accordingly, the lease liability was remeasured resulting in a $15.2 million reduction to both the lease liability and right-of-use asset.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$217,060	$267,926
Accumulated amortization	(82,534)	(92,665)
Operating lease right-of-use assets, net	$134,526	$175,261
Operating lease liabilities—current	$23,234	$37,346
Operating lease liabilities—non-current	115,754	144,063
Total operating lease liabilities	$138,988	$181,409
Weighted average remaining lease term (in years):	4.5	4.7
Weighted average discount rate:	6.3%	6.3%

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,288	$13,054
Accumulated amortization (1)	(12,805)	(10,029)
Finance lease right-of-use assets, net (1)	$5,483	$3,025
Finance lease liabilities—current (2)	$3,301	$2,056
Finance lease liabilities—non-current (3)	2,734	1,339
Total finance lease liabilities	$6,035	$3,395
Weighted average remaining lease term (in years):	2.0	1.7
Weighted average discount rate:	7.1%	7.4%

(1)
Included in the condensed consolidated balance sheets within property and equipment, net.
(2)
Included in the condensed consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in the condensed consolidated balance sheets within other liabilities—non-current.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Supplemental cash flow and other information related to our leases is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,097	$11,526	$27,740	$29,194
Operating cash flows from finance leases	$147	$71	$492	$257
Financing cash flows from finance leases	$998	$800	$2,943	$2,638
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$37,542	$(6,185)	$54,435	$66,232

The undiscounted cash flows for our lease liabilities as of April 30, 2026 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2026 (remaining three months)	$9,767	$720	$10,487
2027	49,350	1,908	51,258
2028	46,533	961	47,494
2029	44,255	42	44,297
2030	34,031	—	34,031
Thereafter	27,255	—	27,255
Total lease payments	211,191	3,631	214,822
Less: imputed interest	(29,782)	(236)	(30,018)
Total lease obligation	181,409	3,395	184,804
Less: current lease obligations	(37,346)	(2,056)	(39,402)
Long-term lease obligations	$144,063	$1,339	$145,402

As of April 30, 2026, we did not have any additional operating lease commitments for leases that have not yet commenced.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturers to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of April 30, 2026, we had approximately $94.3 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $106.0 million in the form of guarantees to certain of our contract manufacturers.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Legal Proceedings

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

On March 17, 2026, Tessell, Inc. and related parties filed a complaint against us and certain current and former officers in the U.S. District Court for the Northern District of California. The complaint asserts claims, including defamation and trade libel, arising from certain public statements made by us in connection with an ongoing intellectual property dispute between the parties, including a press release issued by us in March 2024, and seeks unspecified damages and equitable relief. In May 2026, the court granted the parties' stipulation and ordered that this action be stayed pending the resolution of an arbitration proceeding between the parties concerning intellectual property and related contractual claims arising from the same dispute. We intend to defend the matter vigorously if and when the stay is lifted. At this time, we are unable to predict the ultimate outcome of the lawsuit or estimate the amount or range of any potential loss, if any.

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become subject to various lawsuits, claims, investigations and proceedings that arise in the ordinary course of business.

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of April 30, 2026, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share. As of April 30, 2026, we had approximately 266.5 million shares of Class A common stock issued and outstanding. As of April 30, 2026, we had 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

Holders of Class A common stock are entitled to one vote for each share of Class A common stock held on all matters submitted to a vote of stockholders.

Share Repurchases

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization. Repurchases may be made from time to time through open market purchases, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. During the three and nine months ended April 30, 2026, we repurchased approximately 1.3 million and 8.4 million shares, respectively, of Class A common stock in open market transactions at a weighted average price of $39.18 and $51.51 per share, respectively, for an aggregate purchase price of approximately $50.0 million and $432.5 million, respectively, under this share repurchase program, including shares repurchased under the accelerated share repurchase agreement, discussed below. As of April 30, 2026, approximately $778.9 million remained available for future share repurchases under the authorization.

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to employees, directors and consultants. As of April 30, 2026, we had reserved approximately 29.2 million shares for the issuance of equity awards under the Stock Plans, of which approximately 15.4 million shares were still available for grant.

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

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2025	14,431	$38.46	1,813	$62.63
Granted (1)	4,810	$67.83	694	$99.27
Released (1)	(6,066)	$34.96	(931)	$44.75
Forfeited	(950)	$43.13	(15)	$102.13
Outstanding at April 30, 2026	12,225	$51.39	1,561	$89.20

(1)
For PSUs, includes additional shares granted upon vesting due to achievement over 100%.

Stock Options

We did not grant any stock options during the nine months ended April 30, 2026. Option exercises during the nine months ended April 30, 2026 were not material. As of April 30, 2026, the remaining outstanding stock options were not material.

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

During the nine months ended April 30, 2026, approximately 1.5 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $61.4 million. As of April 30, 2026, approximately 7.7 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Nine Months Ended April 30,
	2025	2026
Expected term (in years)	0.72	0.81
Risk-free interest rate	4.9%	3.9%
Volatility	46.2%	47.9%
Dividend yield	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Cost of revenue:
Product	$401	$364	$2,425	$1,150
Support, maintenance and other services	6,623	5,710	20,768	20,132
Sales and marketing	19,513	19,556	61,558	60,070
Research and development	42,162	44,757	132,489	135,363
General and administrative	15,543	12,431	49,179	46,427
Total stock-based compensation expense	$84,242	$82,818	$266,419	$263,142

As of April 30, 2026, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $684.2 million and is expected to be recognized over a weighted average period of approximately 2.1 years.

NOTE 10. INCOME TAXES

The income tax provisions of $1.2 million and $16.8 million for the three and nine months ended April 30, 2025, respectively, primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes, partially offset by the tax benefits recognized related to the release of certain uncertain tax positions as a result of the expiration of the statute of limitations. The income tax provision of $9.2 million for the three months ended April 30, 2026 primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes. The income tax provision of $7.2 million for the nine months ended April 30, 2026 primarily consisted of foreign taxes on our international operations and U.S. federal and state income taxes, partially offset by the tax benefits recognized related to the release of certain uncertain tax positions as a result of the expiration of the statute of limitations.

NUTANIX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets as of April 30, 2026. We will continue to maintain a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our recent history of profitable operating results and current and anticipated future earnings, we believe that if current trends persist, there is a reasonable possibility that over the next several quarters, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to significant judgment and our analysis of positive and negative factors.

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

The computation of basic and diluted net income per share attributable to common stockholders is as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands, except per share data)
Numerator:
Net income	$63,363	$72,087	$149,716	$237,205
Add: Interest expense related to convertible senior notes, net of tax	1,099	1,108	2,074	3,305
Diluted net income	$64,462	$73,195	$151,790	$240,510
Denominator:
Weighted average shares, basic	267,566	265,950	267,081	268,058
Add: Dilutive effect of common stock equivalents	29,238	21,531	25,861	23,934
Weighted average shares, diluted	296,804	287,481	292,942	291,992

Net income per share attributable to Class A common stockholders, basic	$0.24	$0.27	$0.56	$0.88
Net income per share attributable to Class A common stockholders, diluted	$0.22	$0.25	$0.52	$0.82

The following shares of common stock were excluded from the computation of diluted net income per share for the periods presented, as their effect would have been antidilutive:

	Nine Months Ended April 30,
	2025	2026
	(in thousands)
Outstanding stock options, RSUs and PSUs	1,069	5,605
Employee stock purchase plan	86	181
Total	1,155	5,786

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

The following table sets forth revenue by geographic location based on bill-to location:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
United States	$346,102	$377,046	$1,046,105	$1,128,064
Europe, the Middle East and Africa	172,415	201,115	504,954	607,602
Asia Pacific	106,902	103,278	294,926	302,336
Other Americas	13,564	21,627	38,675	58,465
Total revenue	$638,983	$703,066	$1,884,660	$2,096,467

For the three and nine months ended April 30, 2025 and 2026, no individual country, other than the United States, accounted for more than 10% of total revenue.

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2025	April 30, 2026
	(in thousands)
United States	$108,921	$89,545
International	33,893	37,771
Total long-lived assets	$142,814	$127,316

NOTE 13. SUBSEQUENT EVENT

On May 4, 2026, we completed the issuance and sale of 4,136,789 shares of our Class A common stock to Advanced Micro Devices, Inc. at a purchase price of $36.26 per share, for aggregate cash proceeds of approximately $150.0 million. The issuance and sale of these shares were completed pursuant to a Stock Purchase Agreement dated February 23, 2026. The shares were issued in a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We had a broad and diverse base of over 31,000 end customers as of April 30, 2026. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the
	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands, except percentages and end customer count)
Total revenue	$638,983	$703,066	$1,884,660	$2,096,467
Year-over-year percentage increase	22%	10%	18%	11%
Annual recurring revenue ("ARR") (1)	$2,119,028	$2,434,939	$2,119,028	$2,434,939
Gross profit	$555,992	$610,787	$1,633,711	$1,825,445
Non-GAAP gross profit	$563,562	$616,967	$1,658,984	$1,847,045
Gross margin	87.0%	86.9%	86.7%	87.1%
Non-GAAP gross margin	88.2%	87.8%	88.0%	88.1%
Operating expenses	$507,347	$540,278	$1,492,378	$1,621,464
Non-GAAP operating expenses	$426,495	$460,498	$1,242,407	$1,369,689
Operating income	$48,645	$70,509	$141,333	$203,981
Non-GAAP operating income	$137,067	$156,469	$416,577	$477,356
Operating margin	7.6%	10.0%	7.5%	9.7%
Non-GAAP operating margin	21.5%	22.3%	22.1%	22.8%
Net cash provided by operating activities	$218,506	$207,504	$601,927	$601,675
Free cash flow	$203,411	$197,181	$542,394	$563,105
Total end customers (2)	28,490	31,710	28,490	31,710

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type, consistent with how we evaluate our financial performance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$609,663	$664,792	$1,794,777	$1,993,163
Professional services and other revenue (1)	29,320	38,274	89,883	103,304
Total revenue	$638,983	$703,066	$1,884,660	$2,096,467

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $279.7 million and $840.3 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively, and $322.6 million and $950.6 million of our subscription revenue for the three and nine months ended April 30, 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $330.0 million and $954.5 million of our subscription revenue for the three and nine months ended April 30, 2025, respectively, and $342.2 million and $1,042.6 million of our subscription revenue for the three and nine months ended April 30, 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $28.0 million and $83.3 million for the three and nine months ended April 30, 2025, respectively, and $31.7 million and $91.0 million for the three and nine months ended April 30, 2026, respectively.
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

The following table presents a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands, except percentages)
Gross profit	$555,992	$610,787	$1,633,711	$1,825,445
Stock-based compensation	7,024	6,074	23,193	21,282
Amortization of intangible assets	546	106	2,080	318
Non-GAAP gross profit	$563,562	$616,967	$1,658,984	$1,847,045

Gross margin	87.0%	86.9%	86.7%	87.1%
Stock-based compensation	1.1%	0.9%	1.2%	1.0%
Amortization of intangible assets	0.1%	—	0.1%	—
Non-GAAP gross margin	88.2%	87.8%	88.0%	88.1%

Operating expenses	$507,347	$540,278	$1,492,378	$1,621,464
Stock-based compensation	(77,218)	(76,744)	(243,226)	(241,860)
Amortization of intangible assets	(89)	(88)	(265)	(264)
Litigation settlement accrual and legal fees	(3,545)	(2,948)	(6,480)	(9,651)
Non-GAAP operating expenses	$426,495	$460,498	$1,242,407	$1,369,689

Operating income	$48,645	$70,509	$141,333	$203,981
Stock-based compensation	84,242	82,818	266,419	263,142
Amortization of intangible assets	635	194	2,345	582
Litigation settlement accrual and legal fees	3,545	2,948	6,480	9,651
Non-GAAP operating income	$137,067	$156,469	$416,577	$477,356

Operating margin	7.6%	10.0%	7.5%	9.7%
Stock-based compensation	13.2%	11.9%	14.2%	12.6%
Amortization of intangible assets	0.1%	—	0.1%	—
Litigation settlement accrual and legal fees	0.6%	0.4%	0.3%	0.5%
Non-GAAP operating margin	21.5%	22.3%	22.1%	22.8%

Net cash provided by operating activities	$218,506	$207,504	$601,927	$601,675
Purchases of property and equipment	(15,095)	(10,323)	(59,533)	(38,570)
Free cash flow (non-GAAP)	$203,411	$197,181	$542,394	$563,105

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

Leveraging Partners

We plan to continue to leverage our relationships with our channel and OEM partners and expand our network of cloud and ecosystem partners, all of which help to drive the adoption and sale of our solutions with our end customers. We sell our solutions primarily through our partners, and our solutions primarily run on hardware platforms that our customers often choose to purchase from our channel or OEM partners. We believe that increasing channel leverage, particularly as we expand our focus on opportunities in commercial accounts, by investing in sales enablement and co-marketing with our channel and OEM partners over the long term will extend and improve our engagement with a broad set of end customers. Our reliance on manufacturers to produce the hardware platforms on which our software typically runs exposes us to supply chain delays, which could impair our ability to deliver solutions to end customers in a timely manner, particularly to the extent that current supply and pricing dynamics continue. Beginning in the latter half of the second quarter of fiscal 2026, constraints affecting the availability of certain hardware components at manufacturers became increasingly acute. These constraints have resulted in higher hardware pricing in the market and extended hardware lead times, which vary across hardware vendors. Higher hardware pricing, together with extended hardware lead times, have impacted, and may continue to impact, customers' ability to deploy and consume our software, which affects the timing of revenue recognition and cash flows from period to period and, in certain instances, may result in some customers delaying projects or otherwise seeking greater flexibility with licensing. Our software platform provides customers with flexibility and choice across deployment options, including hardware vendors, public cloud environments, and a growing set of external storage options, which can help enable customers to better manage how and when they deploy our solutions in periods of supply and pricing volatility. While a majority of our customer transactions involve a software‑only fulfillment motion, in a subset of transactions, customers previously purchased our software in connection with Nutanix‑branded NX‑series hardware platforms. To provide customers in these transactions with greater flexibility when facing extended hardware lead times, beginning in the third quarter of fiscal 2026, we enabled these customers to purchase our software independently of hardware delivery, thereby aligning software provisioning for these transactions with our existing software‑only fulfillment motion. This may impact the timing of revenue recognition and our ARR. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software maintenance subscriptions, support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from renewals, and given our subscription-focused business model, these renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of April 30, 2026, our net dollar-based retention rate ("NRR") was 106%, compared to 110% as of April 30, 2025. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes for certain foreign jurisdictions in which we conduct business and federal and state income taxes in the United States. We continue to maintain a full valuation allowance against our U.S. federal and state deferred tax assets as of April 30, 2026. We will continue to maintain a full valuation allowance on our U.S. net deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. However, given our recent history of profitable operating results and current and anticipated future earnings, we believe that if current trends persist, there is a reasonable possibility that over the next several quarters, sufficient positive evidence may become available to allow us to reach the conclusion that a significant portion of the valuation allowance will no longer be needed. The release of all, or a portion of, the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to significant judgment and our analysis of positive and negative factors.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(in thousands)
Revenue:
Product	$345,479	$364,938	$1,001,585	$1,101,305
Support, maintenance and other services	293,504	338,128	883,075	995,162
Total revenue	638,983	703,066	1,884,660	2,096,467
Cost of revenue:
Product (1)(2)	6,776	5,816	23,969	15,782
Support, maintenance and other services (1)	76,215	86,463	226,980	255,240
Total cost of revenue	82,991	92,279	250,949	271,022
Gross profit	555,992	610,787	1,633,711	1,825,445
Operating expenses:
Sales and marketing (1)(2)	260,402	283,605	775,185	846,381
Research and development (1)	186,413	196,098	543,157	585,839
General and administrative (1)	60,532	60,575	174,036	189,244
Total operating expenses	507,347	540,278	1,492,378	1,621,464
Income from operations	48,645	70,509	141,333	203,981
Other income, net	15,954	10,805	25,172	40,412
Income before provision for income taxes	64,599	81,314	166,505	244,393
Provision for income taxes	1,236	9,227	16,789	7,188
Net income	$63,363	$72,087	$149,716	$237,205

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$401	$364	$2,425	$1,150
Support, maintenance and other services cost of revenue	6,623	5,710	20,768	20,132
Sales and marketing	19,513	19,556	61,558	60,070
Research and development	42,162	44,757	132,489	135,363
General and administrative	15,543	12,431	49,179	46,427
Total stock-based compensation expense	$84,242	$82,818	$266,419	$263,142

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$546	$106	$2,080	$318
Sales and marketing	89	88	265	264
Total amortization of intangible assets	$635	$194	$2,345	$582

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2026	2025	2026
	(as a percentage of total revenue)
Revenue:
Product	54.1%	51.9%	53.1%	52.5%
Support, maintenance and other services	45.9%	48.1%	46.9%	47.5%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	1.1%	0.8%	1.3%	0.8%
Support, maintenance and other services	11.9%	12.3%	12.0%	12.1%
Total cost of revenue	13.0%	13.1%	13.3%	12.9%
Gross profit	87.0%	86.9%	86.7%	87.1%
Operating expenses:
Sales and marketing	40.8%	40.3%	41.1%	40.4%
Research and development	29.2%	27.9%	28.8%	27.9%
General and administrative	9.5%	8.6%	9.2%	9.0%
Total operating expenses	79.5%	76.8%	79.1%	77.3%
Income from operations	7.5%	10.1%	7.6%	9.8%
Other income, net	2.5%	1.5%	1.3%	1.9%
Income before provision for income taxes	10.0%	11.6%	8.9%	11.7%
Provision for income taxes	0.2%	1.3%	0.9%	0.3%
Net income	9.8%	10.3%	8.0%	11.4%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Three and Nine Months Ended April 30, 2025 and 2026

Revenue

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Product	$345,479	$364,938	$19,459	6%	$1,001,585	$1,101,305	$99,720	10%
Support, maintenance and other services	293,504	338,128	44,624	15%	883,075	995,162	112,087	13%
Total revenue	$638,983	$703,066	$64,083	10%	$1,884,660	$2,096,467	$211,807	11%

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
U.S.	$346,102	$377,046	$30,944	9%	$1,046,105	$1,128,064	$81,959	8%
Europe, the Middle East and Africa	172,415	201,115	28,700	17%	504,954	607,602	102,648	20%
Asia Pacific	106,902	103,278	(3,624)	(3)%	294,926	302,336	7,410	3%
Other Americas	13,564	21,627	8,063	59%	38,675	58,465	19,790	51%
Total revenue	$638,983	$703,066	$64,083	10%	$1,884,660	$2,096,467	$211,807	11%

Product revenue increased by approximately $19.5 million, or 6%, and $99.7 million, or 10%, for the three and nine months ended April 30, 2026, respectively, as compared to the respective prior year periods, due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, maintenance and other services revenue increased by approximately $44.6 million, or 15%, and $112.1 million, or 13%, for the three and nine months ended April 30, 2026, respectively, as compared to the respective prior year periods, in conjunction with the growth of our end customer base, which grew approximately 11% from April 30, 2025 to April 30, 2026, and the related software maintenance and support subscription contracts and renewals.

For both the three and nine months ended April 30, 2025, the total average contract duration was approximately 3.1 years. For the three and nine months ended April 30, 2026, the total average contract duration was approximately 3.4 years and 3.2 years, respectively. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Cost of product revenue	$6,776	$5,816	$(960)	(14)%	$23,969	$15,782	$(8,187)	(34)%
Product gross margin	98.0%	98.4%			97.6%	98.6%
Cost of support, maintenance and other services revenue	$76,215	$86,463	$10,248	13%	$226,980	$255,240	$28,260	12%
Support, maintenance and other services gross margin	74.0%	74.4%			74.3%	74.4%
Total gross margin	87.0%	86.9%			86.7%	87.1%

Cost of product revenue

Cost of product revenue decreased for the three and nine months ended April 30, 2026, as compared to the respective prior year periods, due primarily to decreases in overhead resulting from lower operating lease and finance lease costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product gross margin increased by approximately 0.4 percentage points and 1.0 percentage points for the three and nine months ended April 30, 2026, respectively, as compared to the respective prior year periods, due primarily to product revenue increasing while cost of product revenue decreased.

Cost of support, maintenance and other services revenue

Cost of support, maintenance and other services revenue increased for the three and nine months ended April 30, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs, resulting from growth in our global customer support organization.

Support, maintenance and other services gross margin increased by approximately 0.4 percentage points and 0.1 percentage points for the three and nine months ended April 30, 2026, respectively, as compared to the respective prior year periods, due primarily to support, maintenance and other services revenue growing at a faster rate than personnel-related costs.

Operating Expenses

Sales and marketing

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Sales and marketing	$260,402	$283,605	$23,203	9%	$775,185	$846,381	$71,196	9%
Percent of total revenue	40.8%	40.3%			41.1%	40.4%

Sales and marketing expense increased for the three and nine months ended April 30, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs resulting from the 7% growth in our sales and marketing headcount from April 30, 2025 to April 30, 2026, as well as increased marketing spending on events.

Research and development

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Research and development	$186,413	$196,098	$9,685	5%	$543,157	$585,839	$42,682	8%
Percent of total revenue	29.2%	27.9%			28.8%	27.9%

Research and development expense increased for the three and nine months ended April 30, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs resulting from the 8% growth in our R&D headcount from April 30, 2025 to April 30, 2026, as well as an increase in IT and facilities costs, partially offset by an increase in reimbursements for technical costs related to certain partner programs.

General and administrative

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
General and administrative	$60,532	$60,575	$43	0%	$174,036	$189,244	$15,208	9%
Percent of total revenue	9.5%	8.6%			9.2%	9.0%

General and administrative expense increased for the three and nine months ended April 30, 2026, as compared to the respective prior year periods, due primarily to higher personnel-related costs resulting from the 10% growth in our G&A headcount from April 30, 2025 to April 30, 2026 and higher legal and outside services costs.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Income (Expense), Net

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Interest income, net	$17,988	$17,505	$(483)	(3)%	$43,022	$55,255	$12,233	28%
Amortization of debt discount and issuance costs and interest expense	(2,950)	(2,996)	(46)	(2)%	(5,370)	(8,984)	(3,614)	(67)%
Inducement expense	—	—	—	0%	(11,347)	—	11,347	100%
Other	916	(3,704)	(4,620)	(504)%	(1,133)	(5,859)	(4,726)	(417)%
Other income (expense), net	$15,954	$10,805	$(5,149)	(32)%	$25,172	$40,412	$15,240	61%

Other income (expense), net decreased for the three months ended April 30, 2026, as compared to the respective prior year period, due primarily to an increase in foreign exchange expense.

Other income (expense), net increased for the nine months ended April 30, 2026, as compared to the respective prior year period, due primarily to an increase in interest income from our short-term investments which increased from approximately $1,009.9 million as of April 30, 2025 to $1,299.1 million as of April 30, 2026, as well as approximately $11.3 million of inducement expense recognized during the second quarter of fiscal 2025 related to the partial repurchase of the 2027 Notes. The increase in other income (expense), net was partially offset by an increase in foreign exchange expense as well as an increase in interest expense related to our convertible notes, as the 2029 Notes were issued during the second quarter of fiscal 2025.

Provision for Income Taxes

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2025	2026	$	%	2025	2026	$	%
	(in thousands, except percentages)
Provision for income taxes	$1,236	$9,227	$7,991	647%	$16,789	$7,188	$(9,601)	(57)%

The increase in the income tax provision for the three months ended April 30, 2026, as compared to the respective prior year period, was due primarily to the release of certain uncertain tax positions as a result of the expiration of the statute of limitations during the fiscal quarter ended April 30, 2025. The decrease in the income tax provision for the nine months ended April 30, 2026, as compared to the respective prior year period, was due primarily to the tax benefit recognized for the release of certain uncertain tax positions as a result of the expiration of the statute of limitations during the nine months ended April 30, 2026.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of April 30, 2026, we had approximately $718.8 million of cash and cash equivalents and $1,299.1 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of April 30, 2026, we had accounts receivable of approximately $251.6 million, net of allowances of $3.0 million.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In February 2025, we entered into a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of April 30, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of April 30, 2026, we were in compliance with the financial covenant.

For additional information regarding our debt offerings, see Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In May 2026, we completed the issuance and sale of 4,136,789 shares of our Class A common stock to Advanced Micro Devices, Inc. at a purchase price of $36.26 per share, for aggregate cash proceeds of approximately $150.0 million.

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Revolver, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs, including for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and interest and other obligations related to convertible notes, for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; and market, economic and financial conditions (including inflation and interest rates). Holders of the 2027 Notes or the 2029 Notes will be entitled to convert their 2027 Notes or 2029 Notes under certain circumstances as described in Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. If one or more holders elect to convert their 2027 Notes or 2029 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash. As of April 30, 2026, the conversion prices of the 2027 Notes and 2029 Notes exceed our current Class A common stock price.

Purchase Obligations, Lease Commitments and Other Obligations

As of April 30, 2026, we had non-cancelable contractual purchase obligations of $200.3 million. These purchase obligations primarily include guarantees with contract manufacturers and purchase obligations and other commitments pertaining to our daily business operations.

As of April 30, 2026, we had aggregate future minimum lease payments under non-cancelable operating leases and finance leases of $219.8 million, of which $54.6 million was short-term. Non-cancelable leases include leases that have been executed, but not yet commenced. We lease offices, research and development facilities, and data centers under operating leases expiring through April 2035 and lease certain data center equipment under finance leases.

As of April 30, 2026, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed above, as it is uncertain if or when such amounts will ultimately be settled.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization. Repurchases will be funded from available liquidity and may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. For more information on the share repurchase, refer to Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended April 30,
	2025	2026
	(in thousands)
Net cash provided by operating activities	$601,927	$601,675
Net cash used in investing activities	(726,082)	(107,945)
Net cash provided by (used in) financing activities	341,119	(543,832)
Net increase (decrease) in cash, cash equivalents and restricted cash	$216,964	$(50,102)

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $601.7 million for the nine months ended April 30, 2026, compared to approximately $601.9 million for the nine months ended April 30, 2025. Net cash provided by operating activities remained relatively flat for the nine months ended April 30, 2026, compared to the prior year period, as an increase in net income and higher cash collections were offset by increased cash outflows for prepaid expenses and accrued compensation and benefits.

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

Net cash used in investing activities of approximately $107.9 million for the nine months ended April 30, 2026 included approximately $679.6 million of short-term investment purchases and $38.6 million of purchases of property and equipment, partially offset by approximately $607.5 million of maturities of short-term investments and $2.8 million of sales of short-term investments.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net cash used in financing activities of approximately $543.8 million for the nine months ended April 30, 2026 included approximately $433.2 million of repurchases of our Class A common stock and $169.4 million of taxes paid related to the net share settlement of equity awards, partially offset by approximately $61.4 million of proceeds from the sale of shares through employee equity incentive plans.

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

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in a decrease in our operating income of approximately $55.6 million and $66.3 million for the nine months ended April 30, 2025 and 2026, respectively. The increase in this hypothetical change is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

In February 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of April 30, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of April 30, 2026, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended April 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
February 1 - 28, 2026	458	$39.68	458	$60,772
March 1 - 31, 2026	818	$38.89	818	$28,936
April 1 - 30, 2026	—	$—	—	$778,936
Total	1,276		1,276

(1)
In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization. We may repurchase shares from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares.

This table excludes shares withheld from stock awards to settle employee withholding obligations related to the vesting of such awards.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended April 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Bylaws	8-K	001-37883	3.1	3/26/2026
10.1+	Third Amendment to Second Amended and Restated Outside Director Compensation Policy					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: May 29, 2026	/s/ Rukmini Sivaraman
Rukmini Sivaraman
Chief Financial Officer
(Principal Financial Officer)