Form 10-K
period 2026-07-31
Nutanix, Inc.
filed 2026-09-18
CIK 1618732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37883

NUTANIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0989767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1740 Technology Drive, Suite 150
San Jose,	CA	95110
(Address of principal executive offices, including zip code)

(408)	400-3125
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.000025 par value per share	NTNX	Nasdaq Global Select Market

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of January 31, 2026 (the last business day of the registrant's most recently completed second fiscal quarter) was approximately $10.4 billion, based upon the closing sale price of such stock on the Nasdaq Global Select Market. The registrant has no non-voting common equity.

As of August 31, 2026, the registrant had 270,570,179 shares of Class A common stock, $0.000025 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

As noted herein, certain information called for by Parts II and III is incorporated by reference to specified portions of the registrant’s definitive proxy statement to be filed in conjunction with the registrant’s 2026 annual meeting of stockholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended July 31, 2026.

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
•
our investment in initiatives that support the growth of our business, including the development of our solutions and sales and marketing efforts aimed at capitalizing on market opportunities, while also focusing on driving operational efficiencies and prioritizing resources across our business, including in our go-to-market functions;
•
our plan to continue making targeted investments in sales and marketing functions, including initiatives focused on opportunities with major accounts, large deals, and commercial accounts, as well as other initiatives to increase our pipeline growth and support customer adoption of our broader platform capabilities;
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
•
our expectations regarding our ability to recruit, train and retain sufficient numbers of ramped sales personnel, including how long it takes to ramp up sales personnel and the expected contribution to revenue growth;
•
our expectations regarding opportunities and risks associated with artificial intelligence ("AI"), including generative AI, agentic AI, AI-related products, services, ecosystem initiatives and investments;
•
expected sales productivity and the effectiveness of our sales capacity, go-to-market and resource allocation initiatives;
•
expected increases in costs and expenses, including sales and marketing, research and development, and general and administrative expenses;

ii

•
our intent to reduce our overall sales and marketing spend as a percentage of revenue;
•
sustaining profitable growth;
•
fluctuations in revenue and cost of revenue;
•
our expectations regarding the sufficiency of our cash, cash equivalents and short-term investments, available borrowing capacity under our revolving credit facility, and our expected net cash provided by operating activities to meet our anticipated cash needs for at least the next 12 months;
•
the adequacy of our current facilities to meet our needs for the immediate future;
•
our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;
•
our expectations regarding outstanding and potential lawsuits, claims, investigations and proceedings;
•
our capital allocation priorities, including expectations regarding share repurchases, strategic investments, capital expenditures and other uses of cash;
•
our expectations regarding the anticipated benefits, costs and operational impacts of the reduction in force announced in August 2026;
•
our expectations that neither our operating results nor cash flows would be materially affected by any sudden change in interest rates and foreign currency exchange rates; and
•
anticipated trends, opportunities and challenges in our business and in the markets in which we operate, including our international operations.

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

iii

PART I

Item 1. Business

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a hybrid cloud and AI platform company, offering organizations a unified infrastructure software platform to run applications, data, and AI anywhere. Our vision is to simplify the deployment and operation of hybrid computing infrastructure and AI factories to support the increasingly distributed landscape of apps and data, including agentic AI, while freeing organizations to modernize their infrastructure and focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid cloud infrastructure. It provides a consistent cloud operating model with a single platform for running and managing applications, agentic AI workloads, and data in core data centers, at the edge, and in public clouds. We aim to provide customers with flexibility and choice across server platforms, storage options, virtualized and cloud-native environments, public clouds, and deployment models. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements. These workloads include traditional business-critical general-purpose applications, modern applications (including containerized applications running on Kubernetes), data platforms (including SQL, NoSQL and vector databases, as well as business intelligence applications), and enterprise AI workloads (including machine learning, generative AI, and agentic AI applications).

We first pioneered hyperconverged infrastructure ("HCI") by combining compute, storage and networking through a software-defined architecture. We subsequently developed Nutanix AHV, our native enterprise hypervisor. Building on this foundation, the Nutanix Cloud Platform has evolved into a unified infrastructure platform. The Nutanix Cloud Platform supports a broader range of architectures, applications and deployment models, across public clouds (including AWS, Azure, and Google Cloud), datacenters, and edge. This expansion includes support for qualified external storage systems, modern applications through our Kubernetes platform, and enterprise agentic AI workloads through our AI infrastructure and management offerings. Our research and development efforts on the agentic AI front aim to provide customers with an optimized full stack platform to run, control, and govern AI workloads.

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning our products, including associated support and maintenance arrangements, are sold with a defined duration. For more information, see the section titled "Components of Our Results of Operations" included in Part II, Item 7, as well as Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Nutanix Cloud Platform

The Nutanix Cloud Platform brings together infrastructure, application, data and management capabilities that enable organizations to run traditional, modern and AI workloads across hybrid multicloud environments. The Nutanix Cloud Platform’s scale-out architecture, common operating model, integrated data services and expanding support for server platforms, storage options, virtualized and cloud-native environments, and public and managed cloud environments provide organizations with flexibility in how they modernize and operate their environments.

Nutanix Cloud Infrastructure (NCI) is a distributed HCI for enterprise IT applications. NCI software combines compute, storage, and networking resources from a cluster of servers into a single logical pool with integrated resiliency, security, performance, and simplified administration. NCI also supports qualified external storage systems in supported configurations. We believe this expands infrastructure choice for customers and allows organizations to modernize virtualization and cloud infrastructure while leveraging existing storage investments. NCI includes the following underlying features and services:

•
Nutanix AOS is the scale-out storage technology that makes HCI possible. It delivers enterprise-grade capabilities via a highly distributed software architecture that runs across clusters of servers. AOS includes integrated snapshots, replication, and disaster recovery that can be used with block, file, and object storage, for both virtual machines and containers. AOS can be run on virtual machines such as AHV and in containers such as AWS EKS, enabling customers to leverage AOS storage for both virtualized and containerized applications.
•
Nutanix AHV is our enterprise hypervisor—a virtualization solution designed to provide software-defined compute capabilities to power all kinds of applications including AI, cloud-native, and traditional virtualized workloads.
•
Nutanix Data Services for Kubernetes offers enterprise data services such as data protection, recovery, migration, cloning, and copy data management for containerized, modern applications on Kubernetes.
•
Nutanix Disaster Recovery helps organizations design disaster recovery plans. With options that include on-prem, public cloud, and managed service providers, Nutanix Disaster Recovery offers one-click failover, failback, and automated recovery.
•
Flow Network Security is a stateful, distributed firewall providing microsegmentation designed to secure network traffic between applications.
•
Flow Virtual Networking provides software-defined networking with multi-tenant isolation, hybrid cloud networking, self-service provisioning, and IP address preservation.
•
Nutanix Cloud Clusters (NC2) extends the Nutanix platform to public clouds. NC2 enables organizations to run and manage applications across on-premises and multiple public clouds in a consistent manner. NC2 is designed to enable IT operators to place workloads in their clouds of choice with ease of deployment and migration, delivering flexibility and portability across public clouds.
•
Nutanix Central provides management of the Nutanix hybrid multicloud environment. Nutanix Central provides global visibility and simplified governance through a single console with federated access, license management, and seamless navigation across on-premises and public cloud deployments.
•
Nutanix Service Provider Central (SP Central) is a purpose-built control plane designed specifically for Service Providers. SP Central enables consistent, secure, and scalable multi-tenant operations across the Nutanix Cloud Platform.
•
Nutanix Prism is the unified control plane and UI that provides centralized management for end-to-end IT infrastructure management and operations.

Nutanix Cloud Infrastructure with External Storage is an option for customers wishing to run Nutanix compute and network virtualization and data services with external storage. Organizations can leverage Nutanix Cloud Infrastructure for compute while integrating with qualified external storage solutions, including Dell Technologies PowerFlex and PowerStore platforms and Everpure, Inc. FlashArray storage systems. We have also announced support for NetApp ONTAP-based and Lenovo ThinkSystem external storage integrations, with the NetApp ONTAP-based solution currently available through limited-availability programs.

Nutanix Cloud Manager (NCM) is a unified management solution for providing intelligent operations, self-service and orchestration, security compliance and visibility, and control of cloud costs. NCM includes the following underlying features and services:

•
NCM Intelligent Operations optimizes capacity, proactively detects performance anomalies, and automates operational tasks.
•
NCM Self-Service and Orchestration streamlines how teams deploy, manage, and scale virtualized and cloud-native applications across hybrid cloud environment through self-service, automation, and centralized role-based governance.
•
NCM Cost Governance provides visibility into resource utilization, multicloud metering and chargeback.
•
Nutanix Security Central unifies security operations across distributed deployments to help organizations simplify security planning, define microsegmentation policies, and support regulatory compliance for zero trust.

Nutanix Kubernetes Platform (NKP) is an enterprise Kubernetes platform for deploying and managing modern, containerized applications across hybrid multicloud environments. NKP is designed to standardize application deployment and Day 2 operations across fleets of Kubernetes clusters while providing customers flexibility across infrastructure environments. We believe NKP expands the Nutanix Cloud Platform beyond traditional virtualized applications by enabling customers to operate virtualized, cloud-native and AI workloads through a more consistent operating model across virtual machines and Kubernetes environments.

•
NKP Metal, currently available through an early access program, brings automated lifecycle management, resiliency, and enterprise data services to bare-metal Kubernetes deployments.

Nutanix Enterprise AI (NAI) is a centralized fine-tuning and inferencing platform. NAI provides AI developers and infrastructure managers with access to models and AI services, with built-in resource management, control and governance capabilities for token economics, data privacy, and sovereignty management. NAI manages resources across GPUs, CPUs, DPUs, and other accelerators, for resource management, performance optimization and operational efficiency across AI workloads.

•
Nutanix Agent Gateway governs interactions between agents, LLMs, and tools. Nutanix Agent Gateway standardizes agent access to large language models (LLMs), MCP servers, and enterprise applications through a single governed gateway. In addition, it provides organizations with policy management and budget enforcement tools, usage visibility, and real-time token cost accountability across public cloud and self-hosted inference environments. Nutanix Agent Gateway facilitates token-efficient economics through smart model routing, real-time cost visibility, and token-based rate limiting across both private and cloud-hosted LLMs.
•
Nutanix Private Inferencing helps organizations build adaptive AI factories to serve inferencing needs across their AI initiatives. NAI provides inferencing on CNCF Kubernetes, running across public clouds, data centers, the edge, neoclouds, and OEM partner platforms (such as Cisco, Dell, and Supermicro), complete with Day 2 operations, security, and resilience.

Nutanix Unified Storage (NUS) is a software-defined platform that consolidates file, object, and block storage into one intelligent data fabric. It features a compute-adjacent architecture that provides low-latency access to data for powering real-time AI pipelines and agentic AI workflows. NUS includes the following underlying features and services:

•
Nutanix Files Storage is a software-defined scale-out file storage solution that enables organizations to store, manage, and scale unstructured data by consolidating storage silos onto a single platform, while keeping it secure with integrated cybersecurity and ransomware protection.

•
Nutanix Objects Storage is a scale-out S3-compatible object storage solution for modern cloud native, AI, and big data applications. It offers intuitive operations, high performance, security, and flexibility for multicloud deployments.
•
Nutanix Volumes Block Storage is an enterprise-class, software-defined storage solution that exposes storage resources directly to virtualized guest operating systems or physical hosts using the iSCSI protocol.
•
Nutanix Data Lens is a cyber resilience service offering proactive defense and global visibility for unstructured data that can identify and inform users of malware attacks, such as ransomware, on the NUS platform.

Nutanix Database Service (NDB) is a platform that automates management of diverse database environments with a database-as-a-service platform functionality across on-premises and public cloud environments. NDB automates database lifecycle management and integrates with cloud-native development processes.

Delivery of Our Solutions

The Nutanix Cloud Platform can be deployed in core data centers, at the edge, or in public or managed clouds. The Nutanix Cloud Platform runs on a variety of qualified hardware platforms, in popular public cloud environments such as Amazon Web Services ("AWS"), Microsoft Azure ("Azure") and Google Cloud through NC2, or, in the case of our cloud-based software and software-as-a-service ("SaaS") offerings, via hosted service. Our subscription term-based licenses are sold separately and typically have durations ranging from one to five years. Our cloud-based SaaS subscriptions have durations extending up to five years. Our customers generally purchase their qualified hardware platforms for deployment of our software from one of our channel partners or original equipment manufacturers ("OEMs").

The Nutanix Cloud Platform typically includes support and entitlements. This provides customers with the right to software upgrades and enhancements as well as technical support. Purchases of term-based licenses and SaaS subscriptions have support and entitlements included within the subscription fees and are not sold separately. Purchases of non-portable software are typically accompanied by the purchase of separate support and entitlements.

Our Partners

We have established relationships with our channel, OEM, ecosystem and cloud partners, all of which help to drive the sale and adoption of our solutions with our end customers. Our solutions can be purchased through one of our channel partners or OEMs.

Channel Partners. Our channel partners sell our solutions to end customers, and in certain cases, may also deliver our solutions to end customers through a managed or integrated offering. Our Elevate Partner Program simplifies engagement for our partner ecosystem using a consistent set of tools, resources, and marketing platforms. Our channel partners include distributors, resellers, managed service providers, telcos, and global systems integrators. Our top two distributors to our end customers represented 47%, 41% and 39% of our total revenue for fiscal 2024, 2025 and 2026, respectively.

OEM Partners. Our software can run on qualified hardware from Cisco Systems, Inc. ("Cisco"), Dell Technologies ("Dell"), Fujitsu Technology Solutions GmbH ("Fujitsu"), Hewlett Packard Enterprise ("HPE"), and Lenovo Group Ltd. ("Lenovo"), as part of Cisco Compute Hyperconverged with Nutanix, Dell XC, Fujitsu XF, HPE DX, and Lenovo Converged HX, respectively. HPE also delivers our software with HPE DX servers as a service through the HPE GreenLake offering. Our OEM partners sell our solutions to end customers. We have also worked with Cisco to certify Cisco UCS blade servers for Nutanix AHV, enabling organizations to repurpose existing qualified server deployments.

Ecosystem Partners. We have established relationships with a broad range of technology companies that help us deliver world-class solutions to our customers. Through the Technology Alliance Partner and AI Partner arms of our Elevate Partner Program, our developer, application, networking and security, data protection, hardware, infrastructure, and AI infrastructure partners receive access to resources that allow them to validate and integrate their products with Nutanix solutions and engage in joint sales training and enablement. Such integrations enable a simplified deployment and consumption experience for our customers and increase adoption of our platform. We have also developed and announced strategic technology partnerships that bring together best-in-class solutions across the ecosystem into integrated offerings and demonstrated interoperability and support for our customers, including partnerships with Advanced Micro Devices, Inc., Citrix Systems, Inc., Intel Corporation, NVIDIA Corporation, Omnissa, LLC, and Palo Alto Networks, Inc. In addition, we work closely with our technology partners through co-marketing and lead generation activities in an effort to broaden our marketing reach.

External Storage Partners. We partner with enterprise data infrastructure providers to integrate the Nutanix Cloud Platform with qualified external storage solutions. Current offerings include Dell Technologies PowerFlex and PowerStore platforms and Everpure, Inc. FlashArray storage systems. We have also announced support for NetApp ONTAP-based and Lenovo ThinkSystem external storage integrations, with the NetApp ONTAP-based solution currently available through limited-availability programs. These integrations enable customers to deploy NCI with external storage and manage workloads across hybrid multicloud environments.

Cloud Partners. Our partnerships with public cloud providers support our hybrid multicloud strategy. NC2 extends our platform to AWS, Azure, Google Cloud and OVHcloud, enabling organizations to run and manage workloads across private and public cloud environments with a consistent operating model.

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

Our End Customers

We have end customers across a broad range of industries, such as financial services, retail, manufacturing, public sector, automotive and other transportation, consumer goods, education, energy, healthcare, media, technology, and telecommunications. We also sell to service providers, which utilize the Nutanix Cloud Platform and Nutanix Cloud Infrastructure (NCI) to build new cloud-based service offerings, including solutions tailored to assist their customers seeking virtualization alternatives. We had a broad and diverse base of over 32,000 end customers as of July 31, 2026. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments, or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

Growth Strategy

Key elements of our current growth strategy include:

•
Expanding our hybrid multicloud platform. We intend to continue investing in the Nutanix Cloud Platform through internal innovation and product development to enable customers to run traditional, modern and AI workloads and manage data and applications across hybrid multicloud environments. Our product priorities include our core hybrid cloud infrastructure, enterprise AI, Kubernetes and modern applications, database services, expanded infrastructure choice (including expanded server support and support for qualified external storage), and continued investments in our portfolio to support the broader partner ecosystem. We may also pursue strategic partnerships, technology investments and selective acquisitions where they can accelerate product development or expand platform capabilities.
•
Landing new end customers and expanding our addressable opportunities. We intend to continue to grow our customer footprint through targeted investments in sales and marketing and our channel, OEM, cloud and ecosystem partnerships. We believe broader support for server and storage infrastructure, together with our cloud-native, Kubernetes and enterprise AI capabilities, increases the range of customer environments, workloads and modernization initiatives that our platform can address.
•
Expanding within existing end customers through platform selling. Our end customers typically deploy our technology initially for a specific workload. Our sales teams and channel partners then target follow-on opportunities to drive additional purchases by expanding capacity for the existing workload, targeting new workloads, upselling higher product tiers, and cross-selling new products. We believe this land-and-expand strategy enables us to expand our footprint within our existing customer base. We also believe that our platform's recent expansion to support external storage and strengthened Kubernetes capabilities drive opportunities to expand with existing end customers.
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
•
Leveraging our partner ecosystem. We intend to continue deepening relationships with channel, OEM, technology, cloud, silicon, service provider, and neocloud partners and expand our partner ecosystem globally to broaden the availability and capabilities of the Nutanix Cloud Platform. These relationships can expand our routes to market, increase customer consumption options through cloud, managed service and AI infrastructure offerings, broaden infrastructure choices available to customers, and expand the range of services and solutions built on or integrated with our platform.
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

Sales and Marketing

Sales. We primarily engage with our end customers through our global sales force who directly interact with key IT decision makers while also providing sales development, opportunity qualification and support to our channel partners. We have established relationships with our channel partners, who represent many of the key resellers and distributors of data center infrastructure software and systems in each of the geographic regions where we operate. We also engage our end customers through our OEM partners, which license our software and package it with their hardware and sell through their direct sales forces and channel partners. We expect to continue leveraging our relationships with our channel and OEM partners, deepening relationships with our cloud and ecosystem partners, and expanding our strategic engagements with service providers and neoclouds, to reach our end customers.

Marketing. Our marketing team enables our global sales force and sales via our partner ecosystem. Our marketing focuses on educating our customers, prospects, partners, media and analysts, and influencers about the benefits and business outcomes our cloud software platform and solutions can deliver. The breadth of our product portfolio allows us to engage multiple buyer and user personas across the organization, including senior executives, IT professionals, and developers. Over the past year, we have focused on driving market awareness of our virtualization, cloud-native, and enterprise AI-ready capabilities amid ongoing industry disruption. In addition, we continue to drive market awareness of our evolution from a pioneer in HCI to a provider of a unified platform that helps enterprises manage the growing complexity of virtualized, containerized and enterprise AI workloads across hybrid multicloud environments. We seek to create and capture buyer demand through a variety of outbound and inbound marketing programs that include email, digital marketing, corporate and third-party events that generate customer and prospect awareness - including our annual user event, .NEXT, in-person and virtual demand generation activities, social media outreach, media and analyst relations activities, learning certifications, community programs, platform test drives, thought leadership, and our website. Our robust community empowers customers and partners to share and discuss best practices for leveraging our solutions as well as network with peers. We foster strategic marketing partnerships with our ecosystem of technology, channel, OEM, system integrator, and service provider partners, as well as emerging neoclouds, to expand market reach, increase brand awareness, and drive business growth. Through our unified Elevate Partner Program, we offer qualified partners access to market development funds, co-branded marketing campaigns, joint demand programs, and comprehensive learning paths.

Research and Development

Our research and development efforts are focused primarily on enhancing our existing technologies, developing new technologies in current and adjacent markets, and supporting existing end customer deployments. Our research and development teams include distributed systems software engineers, platform engineers, systems engineers, user interface engineers and user experience designers. A large portion of our research and development team is based in San Jose, California and India. We also maintain research and development centers in North Carolina, Washington, Serbia, Canada, Germany, Mexico, and the United Kingdom. We plan to dedicate significant resources to our continued research and development efforts and intend to continue to invest in our global research and development teams to support enhancements to our solutions, improve integration with ecosystem partners, and expand the range of technologies and features available through our platform. We believe that these investments will support our long-term growth strategy, although they may result in increased expenses and adversely affect our profitability in the near term.

Manufacturing

We do not manufacture any hardware. The Nutanix-branded NX series hardware platforms are manufactured by Super Micro Computer, Inc. ("Supermicro"). Supermicro provides the server chassis, assembles and tests the Nutanix-branded NX series hardware platforms and it procures the components used in the NX series hardware platforms directly from third-party suppliers in accordance with our design specifications. Our agreement with Supermicro automatically renews annually in May for successive one-year periods thereafter, with the option to terminate upon each annual renewal. Distributors handle fulfillment and shipment to end customers on demand, but do not hold hardware or component inventory.

Competition

We operate in the intensely competitive cloud infrastructure, platform services and enterprise AI markets and compete with a broad range of companies that sell software and hardware to build and operate private clouds, integrated systems, standalone storage and servers, and platforms supporting modern and agentic AI workloads, as well as cloud services providers and managed service providers. These markets are characterized by constant change, rapid innovation, and evolving licensing and consumption models. We face competition from a broad range of providers, including, among others:

•
software providers that offer virtualization, containerization, agentic AI, virtual networking and security, software defined storage, infrastructure and management and control plane products to build and operate enterprise and hybrid clouds, such as VMware by Broadcom, Microsoft, and Red Hat;
•
providers of public cloud infrastructure and SaaS-based offerings, such as AWS, Google Cloud, Oracle Cloud, and Azure; and
•
traditional IT systems vendors, such as Dell, Everpure, Inc., Fujitsu, HPE, Hitachi Vantara, Lenovo, Inc., NetApp, Inc., and Huawei Technologies Co., Ltd., many of which offer integrated systems that bundle servers, storage and networking solutions, as well as standalone server and storage products.

Competition generally varies by workload and customer segment, and customers often evaluate multiple alternatives simultaneously. Several of our competitors are also our partners, resellers, or OEMs in certain offerings. As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product and service offerings, acquire or invest in competing businesses or emerging technologies (including agentic AI and AI factories), offer differentiated pricing terms, bundle their products with other products and capabilities (including AI, agentic AI, machine learning, generative AI, and agentic AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise leverage their scale, brand recognition or ecosystem relationships to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise. We believe the principal competitive factors in our market include:

•
platform features and capabilities, including AI capabilities and security;
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

Intellectual Property

Our success depends in part upon our ability to protect and use our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee nondisclosure and invention assignment agreements to protect our intellectual property rights. As of July 31, 2026, we had 626 U.S. patents that have been issued and 164 non-provisional patent applications pending in the United States. Our issued U.S. patents expire between 2033 and 2046. We also leverage some open source software in most of our products. See Item 1A, "Risk Factors," for further discussion of risks related to protecting our intellectual property.

Facilities

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through August 2030, we currently lease approximately 230,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would be able to lease suitable additional space to accommodate our operations.

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

Employees and Human Capital

We had approximately 8,350 employees worldwide as of July 31, 2026. None of our employees in the United States are represented by a labor organization or are a party to any collective bargaining arrangement. In certain European countries in which we operate, we are subject to, and comply with, local labor law requirements in relation to the establishment of works councils and/or industry-wide collective bargaining agreements. We are often required to consult and seek the consent or advice of these works councils. We believe that our employee relations are strong and we have not experienced any work stoppages to date.

We understand the importance of human capital and prioritize building our culture, talent development, and compensation and benefits. Our human capital objectives include attracting, retaining, and rewarding talent, as well as promoting the development and integration of our existing and new employees. The principal objectives of our equity and cash incentive plans are to attract, retain and reward personnel through stock-based and cash-based compensation awards, to drive stockholder value and the success of our company by motivating such individuals to align their work to company goals, and to perform to the best of their abilities and to achieve our objectives.

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

Health, Wellness, and Safety

The health and safety of employees and others on our property are a top priority. We also focus on compliance with all health and safety laws applicable to our business. To that end, appropriate requirements are implemented, as needed, in order to comply with public health or safety obligations. We have a global physical security team that is empowered to protect the safety of our employees in the event of emergencies or disasters. In addition, we work with our employees and facilities management at our office locations to ensure that work areas are kept safe and free of hazardous conditions. Employees are required to be conscientious about workplace safety. In compliance with applicable laws, and to promote the concept of a safe workplace, we maintain an Injury and Illness Prevention Program. We also continue to support the well-being and continued development of our employees by offering well-being days, during which all employees may enjoy private time away from work requirements.

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

Corporate Information

We were incorporated in Delaware in September 2009 as Nutanix, Inc. Our principal executive offices are located at 1740 Technology Drive, Suite 150, San Jose, California 95110, and our telephone number is (408) 400-3125. We have operations throughout North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. Our website address is www.nutanix.com. Information contained on or accessible through our website is neither a part of this Annual Report on Form 10-K nor incorporated by reference herein, and any references to our website and the inclusion of our website address in this Annual Report on Form 10-K are intended to be inactive textual references only.

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

Risks Related to Our Business and Industry

•
our ability to execute our business strategy, including our growth initiatives, go-to-market strategy, investments in new products and technologies, and efforts to expand our market opportunity;
•
macroeconomic, geopolitical conditions, trade, supply-chain and other external conditions that may affect customer spending, demand for our products and services, and our operating results;
•
competition, technological change and shifts in customer preferences, including developments relating to cloud computing, AI and virtualization technologies, and our ability to maintain or improve our competitive position and market share;
•
our ability to capitalize on opportunities arising from changes within the VMware ecosystem following Broadcom’s acquisition of VMware;
•
our ability to attract, retain and expand customers, maintain renewals and increase customer adoption of our platform, products and services;
•
our ability to develop, enhance, support and maintain our platform, solutions, products, services, and technology, including interoperability with third-party technologies, the availability of third-party resources and technologies, and the successful execution of our product roadmaps, including expanding our AI-related capabilities;
•
our dependence on channel, OEM, ecosystem, cloud, manufacturing and other strategic partners, suppliers and service providers; and
•
our international operations and ability to manage the operational, regulatory, legal, tax and staffing complexities associated with conducting business globally.

Risks Related to Cybersecurity and Intellectual Property

•
cybersecurity incidents, data breaches, malicious attacks, vulnerabilities, operational disruptions or other compromises affecting us, our products and services, our customers or third parties on which we rely;
•
evolving privacy, data protection, cybersecurity and AI laws, regulations, contractual obligations and customer requirements; and

•
our ability to obtain, maintain, protect, enforce and defend our intellectual property rights, and claims alleging that our products, services or technologies infringe the intellectual property rights of others.

Risks Related to Employee Matters

•
our ability to attract, integrate, develop, motivate and retain qualified employees, executives and other key personnel, and maintain an effective and productive workforce, including our sales organization.

Risks Related to Financial, Accounting, Regulatory, Tax, and Other Legal Matters

•
our ability to maintain an effective system of internal controls;
•
litigation, regulatory investigations, enforcement actions, and compliance with applicable laws and regulations, including those relating to anti-corruption, competition, government contracting, trade controls and sanctions; and
•
changes in tax laws, tax regulations and tax interpretations, including international tax developments, and our ability to manage related tax risks.

Risks Related to Our Convertible Senior Notes and Revolving Credit Facility

•
our ability to service, refinance, repurchase or repay our indebtedness, including our outstanding convertible notes and any borrowings under our revolving credit facility;
•
the potential liquidity, accounting, dilution and other impacts arising from conversion, repurchase or settlement of our convertible notes; and
•
restrictions and obligations contained in our revolving credit facility and other indebtedness.

Risks Related to Ownership of our Securities

•
volatility in the market price and trading volume of our securities, including due to changes in our operating performance, our ability to meet our publicly announced guidance and other investor expectations, analyst coverage and broader market conditions;
•
dilution resulting from equity compensation, future equity issuances, sales of our securities, share-settled obligations and conversion of our outstanding convertible notes;
•
provisions of our organizational documents or under Delaware law that may limit stockholder influence, delay changes in control or restrict stockholders' choice of forum; and
•
our share repurchase program and our current intention not to pay dividends.

General Risks

•
natural disasters, extreme weather events, pandemics, geopolitical conflicts and other events outside of our control; and
•
acquisitions, investments, divestitures and other strategic transactions.

Risks Related to Our Business and Industry

Adverse or uncertain macroeconomic or geopolitical conditions or reduced IT spending by our end customers may adversely impact our business, revenues and profitability.

Our business, operations and performance are dependent in part on worldwide market, economic and financial conditions and events that may be outside of our control, such as global, regional, and local economic developments, fiscal, monetary and tax policies, high inflation, elevated interest rates, recessionary pressures, political and social unrest, geopolitical tensions, changes in domestic and international governmental policies and priorities, terrorist attacks, hostilities or the perception that hostilities may be imminent, military conflict, war, including the ongoing military conflict in Ukraine and related sanctions, continuing conflicts in the Middle East, including the conflict involving Iran, malicious human acts, climate change, natural disasters (including extreme weather), pandemics or other major public health concerns, and other similar events. These conditions and events may adversely affect demand for enterprise computing infrastructure solutions and reduce the economic health and IT spending budgets of our current and prospective end customers. The global macroeconomic environment has been, and may continue to be, inconsistent, challenging and unpredictable due to international trade disputes or tensions, the imposition or expansion of tariffs (including those imposed by the U.S. government targeting imports from numerous countries, which may increase the cost of IT products and services and thereby reduce available IT budgets or shift spending priorities away from our solutions), restrictions on sales and technology transfers, elevated interest and inflation rates, uncertainties related to changes in public policies such as domestic and international regulations and fiscal and monetary stimulus measures, and taxes, potential changes to international trade agreements, actual or potential government shutdowns, elections and any related political instability, geopolitical turmoil and civil unrest, instability in the global credit markets, and other disruptions to global and regional economies and markets.

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

We operate in the intensely competitive cloud infrastructure, platform services and enterprise AI markets and compete with a broad range of companies that sell software and hardware to build and operate private clouds, integrated systems, standalone storage and servers, and platforms supporting modern and agentic AI workloads, as well as cloud services providers and managed service providers. These markets are characterized by constant change, rapid innovation, and evolving licensing and consumption models. Competition generally varies by workload and customer segment, and customers often evaluate multiple alternatives simultaneously. Several of our competitors are also our partners, resellers, or OEMs in certain offerings. As the market in which we compete continues to develop, we expect it will continue to attract new companies as well as existing larger vendors. Some of our competitors may also expand their product and service offerings, acquire or invest in competing businesses or emerging technologies (including agentic AI and AI factories), offer lower pricing or aggressive discounting, bundle their products with other products and capabilities (including AI, machine learning, generative AI, and agentic AI capabilities), provide closed technology platforms, partner with other companies to develop joint solutions, or otherwise leverage their scale, brand recognition or ecosystem relationships to gain a competitive advantage. Furthermore, as we expand our product offerings, we may expand into new markets, and we may encounter additional competitors in such markets. Additionally, as companies increasingly offer competing solutions, they may be less willing to cooperate with us as an OEM or otherwise.

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

In addition, in recent years, an increasing number of customers have been allocating their IT spending toward AI, machine learning, and agentic AI capabilities. The IT infrastructure market for AI, machine learning, and agentic AI workloads is also expected to be an intensely competitive and rapidly evolving market.

If we fail to anticipate and respond to rapidly evolving technologies, customer requirements and spending priorities, including developments in public cloud, cloud-native and AI technologies, demand for our solutions and our competitive position could be adversely affected.

The markets in which we compete are rapidly evolving. Our performance depends in part on how customers allocate spending among traditional servers, storage and virtualization products; private and hybrid cloud infrastructure; public cloud services; cloud-native technologies; and AI infrastructure and services. Customer demand and adoption rates in these markets are difficult to predict and may differ from our expectations. We must continually develop, commercialize and support new and enhanced solutions that address changing customer requirements for performance, scalability, security, interoperability, application mobility, reliability and cost. Our investments in new markets and technologies, including AI-related products and services, may not produce differentiated offerings, achieve broad market acceptance or generate anticipated returns. Delays in introducing announced solutions, or a failure to anticipate technological changes or evolving industry standards, could harm our reputation, reduce demand and impair our competitive position. If customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all. Public cloud providers may become more competitive as a result of lower prices, improved interoperability, performance, security or application compatibility, or increased customer demand for AI capabilities available through public cloud services. These developments could reduce demand for our solutions.

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

We may not be able to capitalize on opportunities resulting from Broadcom’s changes to VMware's products, pricing, licensing, business practices and broader ecosystem.

We believe that our opportunity to increase market share has grown since VMware (now known as VMware by Broadcom), one of our main competitors, was acquired by Broadcom in November 2023. Since the acquisition, Broadcom has made changes to VMware’s product portfolio, pricing, partner programs, support models, certification requirements and other aspects of the VMware ecosystem, which have led many VMware customers to evaluate, adopt or consider alternatives to VMware's virtualization and cloud infrastructure solutions. However, a variety of factors could adversely affect our ability to convert these opportunities and the timing and extent to which we may realize benefits from them. For example, some prospective customers may remain subject to multi-year contractual commitments, defer migration until their next hardware or software refresh cycle, or delay migration initiatives due to budgetary, operational or resource constraints, including the availability, cost and procurement lead times of server hardware and other infrastructure required to support a migration. Because customers’ contract renewal, infrastructure refresh, procurement and migration timelines vary, these opportunities may arise in multiple waves over an extended period and may not result in customer commitments or revenue within the periods we anticipate. In addition, customers evaluating alternative platforms may determine that the anticipated benefits of migration do not justify the associated costs, disruption, resource requirements or implementation risks and may elect to continue operating VMware environments rather than migrate to our platform. Customers may also migrate only a portion of their workloads to our platform, retain existing infrastructure, deploy workloads in public clouds or select other solutions, which could limit our opportunity even where we are selected as a vendor. Our ability to capitalize on these opportunities may also be limited by lengthy enterprise sales and evaluation cycles, the need to support customers’ existing infrastructure investments (including storage platforms and related technologies), hardware availability, the availability of qualified personnel and partner resources to plan and implement migrations, and customers’ prioritization of other technology initiatives. In addition, Broadcom has implemented, and may continue to implement, changes to VMware products, pricing, licensing, support models, technical requirements, certification programs, partner programs, migration tools, interfaces, interoperability resources, commercial terms or other aspects of the VMware ecosystem that may increase migration complexity and costs, delay customer migration projects, influence customer platform decisions, or otherwise reduce our ability to capitalize on these opportunities. Broadcom may continue to compete aggressively for these customers, and we may not be able to compete effectively for these opportunities across customer segments or geographies. If we are unable to capitalize on these opportunities in a timely or cost-effective manner, or if the timing or magnitude of these opportunities differs from our expectations, our business and operating results could be materially and adversely affected.

Our focus on larger enterprise customers and transactions may result in longer and less predictable sales cycles, greater costs and pricing pressure, and increased variability in our operating results.

Over time, our sales pipeline has evolved to include a higher mix of larger deal opportunities. Sales to these end customers involve risks that may not be present, or that are present to a lesser extent, with sales to smaller end customers. Large enterprise transactions generally involve longer and less predictable sales cycles, greater competition, increased customer negotiating leverage, more demanding contractual, implementation, support and acceptance requirements, greater payment flexibility, and increased variability in transaction timing, structure and outcomes. These factors may increase our costs of pursuing and supporting such opportunities and may delay revenue recognition or cash collections.

Large organizations often undertake a significant evaluation process, and customers may evaluate multiple vendors and consumption models simultaneously. Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers as well as our distributors and resellers. We may provide evaluation products and spend substantial time, effort and money without assurance of a sale. Such purchases may be delayed by budget constraints, multiple approvals, unanticipated administrative, processing and other delays, or customers' infrastructure refresh cycles. In addition, large customers often require broader functionality and services, extensive contractual commitments and pricing concessions, which can further extend sales cycles and make it difficult to predict whether and when a transaction will close or when related revenue or cash flows will be recognized. If we fail to realize an expected sale from a large end customer in a particular quarter or at all, our business and operating results could be adversely affected.

Our sales of offerings that support external storage may negatively impact sales of our core HCI offering and alter customer purchasing behavior, which could negatively impact our results of operations.

As part of our strategy to expand our addressable market and meet the needs of customers invested in legacy three-tier IT infrastructure, we have expanded our offerings to include support for qualified third-party external storage platforms. While we believe this flexibility may facilitate customer adoption of our platform in brownfield environments and enable longer-term expansion opportunities, it may change the mix, timing or economics of our sales, including by reducing sales of our core HCI offering. Supporting external storage may increase the complexity of our offerings and require additional resources for integration, testing, and customer success. It also increases our reliance on third-party technologies, over which we have limited control. If these third-party platforms experience performance issues, customer dissatisfaction, or changes in strategic direction that affect interoperability with our solutions, our reputation and customer relationships could be negatively impacted. If customer adoption or the resulting sales mix differs from our expectations, our investment in this capability may not yield the anticipated return, which could adversely affect our operating results.

If we do not effectively manage our operations, resources and investments as our business and product portfolio evolve, we may not achieve our strategic objectives.

We have expanded our overall business and operations significantly in prior periods. As our product portfolio, markets and operations evolve, we must appropriately allocate resources, manage organizational and operational changes, and align our personnel, systems and processes with our strategic priorities. The failure to manage these changes could significantly delay the achievement of our strategic objectives. We must continue to improve our IT and financial infrastructure, management systems and product management and sales processes. We may make investments or otherwise incur costs that may not result in anticipated benefits within the expected timeframe or at all.

If we are unable to manage our operations and resources effectively, we may not be able to take advantage of market opportunities, satisfy end customers’ requirements, maintain product quality, execute on our business plan, or respond to competitive pressures, any of which could adversely affect our business, operating results, financial condition, and prospects.

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

Our solutions must interoperate with our end customers’ existing hardware and software infrastructure, specifically their networks, servers, software, and operating systems, as well as the applications that they run on this infrastructure, which may be manufactured and provided by a wide variety of vendors and OEMs. In addition to ensuring that our solutions interoperate with these hardware and software products initially, we must regularly update our software to ensure that our solutions continue to interoperate with new or updated versions of these hardware and software products. Current or future providers of hardware, software applications, hypervisors, or data management tools could make changes that would diminish the ability of our solutions to interoperate with them. Such providers may also modify, limit, discontinue, or impose additional restrictions on access to software tools, interfaces, certifications, technical documentation, support arrangements, or other resources that are important to enabling interoperability with their products. Significant additional time and effort may be necessary to ensure the continued compatibility of our solutions, which might not be possible at all. Even if our solutions are compatible with those of other providers, if they do not certify or support our solutions for their systems or cooperate with us to coordinate troubleshooting and hand off of support cases, end customers may be reluctant to buy our solutions, which could decrease demand for our solutions and harm our ability to achieve a return on the investments and resources that we have dedicated to ensuring compatibility. Developing solutions that interoperate properly requires substantial partnering, capital investment and employee resources, as well as the cooperation of the vendors or developers of the software applications and hypervisors both with respect to product development, certification, and support processes. Vendors may not provide us with early or any access to their technology and products, assist us in these development efforts, certify our solutions, share with or sell to us any application programming interfaces ("APIs"), formats, or protocols we may need, or cooperate with us to support end customers. Vendors may also impose commercial, technical, contractual, certification, licensing, support, or other requirements that increase the complexity, cost, or time required for us to maintain compatibility with their products or support mutual customers. Such requirements may also adversely affect customer migration initiatives, increase switching costs, delay platform-transition decisions or otherwise reduce the attractiveness or practicality of alternative solutions. If they do not provide us with the necessary access, assistance or proprietary technology on a timely basis or at all, we may experience product development delays or be unable to ensure the compatibility of our solutions with such new technology or products. Some of these vendors also sell solutions that compete directly or indirectly with our solutions and therefore may not be incentivized to cooperate with us to ensure interoperability, certify our solutions, or support joint customers. To the extent that vendors develop products that compete with ours, they have in the past, and may again in the future, withhold their cooperation, decline to share access, certify our solutions or sell or make available to us their proprietary APIs, protocols or formats, limit access to interoperability tools or resources, or engage in practices to actively limit the functionality, compatibility, certification, or support of our products. If any of the foregoing occurs, our product development efforts may be delayed or impaired, our solutions could become less attractive to end customers resulting in a decline in sales, which could reduce demand for our solutions, impair our competitive position, and adversely affect our business, operating results, and prospects.

Our continued investment in and integration of our AI technologies and capabilities exposes us to operational, legal, and security risks, which, if realized, could adversely impact our business.

We have made, and expect to continue making, investments in our AI technologies and capabilities across our business, products, and services, including efforts to position the Nutanix Cloud Platform as a preferred platform for running enterprise AI workloads. AI technologies are complex, rapidly evolving, and subject to significant uncertainty, including with respect to technical performance, reliability, customer adoption, competitive differentiation, and the legal and regulatory frameworks that may apply to their development, deployment, and use. Our development, integration, offering or use of AI technologies, including with or in new or existing products and services, may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, data protection, confidentiality, intellectual property or cybersecurity risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. As we integrate more agentic AI workflows into our platform, actions taken or suggested by AI-powered agents acting without human oversight could be incorrect, unintended, unauthorized, or harmful, which could expose us to contractual disputes, indemnity obligations, litigation, regulatory investigations, and reputational harm.

The use of generative AI by our workforce in our operations and code development processes poses ownership and security risks with respect to our codebase, given legal uncertainties surrounding AI-generated works and the potential for security flaws in output code, and may lead to errors in our decision-making and solution development. Furthermore, our internal adoption of AI tools to optimize our own business processes may cause unforeseen operational disruptions, fail to deliver anticipated cost efficiencies, or introduce new vulnerabilities into our internal workflows.

The regulatory landscape governing AI technologies is rapidly evolving and increasingly fragmented across the United States, the European Union, and other jurisdictions and we are subject to an evolving and complicated legislative patchwork governing AI. For example, the European Union has enacted the AI Act and a number of U.S. states have enacted or proposed AI-related laws and regulations, including the Colorado AI Act, the California AI Transparency Act, the Utah Artificial Intelligence Policy Act, the Texas Responsible AI Governance Act, and other laws addressing automated decision-making, transparency, disclosure, risk management, and governance. Additional AI-related laws, regulations, standards, and guidance may be adopted at the federal, state, local, and international levels. These frameworks, laws, and regulations could require us to comply with various requirements depending on the purpose, functionality, and risk categorization of AI, the data processed, and our role. These emerging, changing, or conflicting AI-related compliance obligations may result in expending significant resources and additional costs to comply, change our business practices, or provide additional infrastructure, policies, safeguards and operational controls and testing, and personnel to support the ongoing governance and oversight of such AI technologies, including notice, transparency, and AI risk assessment and mitigation obligations. The current U.S. presidential administration has, and may continue to, issue, modify or rescind existing federal orders and/or administrative policies relating to AI technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance with old frameworks or meet new obligations.

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

AI technologies may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may produce output or create content that appears correct but is factually inaccurate, flawed, biased, misleading, harmful, incomplete, or otherwise hallucinatory. Use of such content may be to the detriment of the user, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, regulatory scrutiny and fines, and/or legal liability. Our integration of third-party AI models introduces compounding uncertainties, as these providers may change model outputs, capabilities, accuracy, and behavior without advance notice, creating novel risks related to product reliability, data integrity, third-party claims, and regulatory compliance that we may not be able to anticipate or promptly mitigate. Further, AI technologies may repurpose data beyond its original intent or without the consent of an individual where required, or involve unintended cross-border transfers, challenging privacy principles and potentially resulting in privacy-related claims, liability, or regulatory scrutiny. As we expand our use of AI technologies, we may be required to update our agreements, policies, disclosures, governance programs, controls, and risk management processes to address these risks and meet evolving customer, legal, regulatory, and market expectations. We may not be able to do so in a timely, effective, or cost-efficient manner. If any of the foregoing risks materialize, or if our AI-related practices are perceived as insufficient, unlawful, unreliable, insecure, or inconsistent with customer, regulatory, or public expectations, our business, operations, financial condition, reputation, and prospects could be adversely affected.

Because our business depends on manufacturers of hardware and physical components, including our OEM partners, to timely and cost-effectively produce and ship the hardware platforms on which our software runs, we are susceptible to supply chain disruptions, delays, quality events, and pricing fluctuations, which have adversely affected, and could further adversely affect, our business.

Our business depends on manufacturers (including Supermicro and our OEM partners) to assemble and/or produce the hardware platforms on which our software runs (including both the Nutanix-branded NX series hardware platforms and the various third-party hardware platforms that are included on our server hardware compatibility and validation list) as well as various products that are beyond our control or the control of such manufacturers. This reliance exposes us to direct and indirect risks beyond our control, including reduced control over quality assurance, product costs, product availability, supply chain disruptions and delays, and potential reputational harm and brand damage. We may not be able to discover, manage, and/or remediate such risks in a timely manner or at all.

Key components of the server hardware on which our software is validated to run, including those sourced from limited or single-source suppliers, have in the past been, and may in the future be, affected by supply shortages or delivery delays. We generally acquire components only as needed and do not enter into long-term supply contracts for these components. Consequently, if we or our suppliers inaccurately forecast demand for our solutions, our suppliers may have inadequate inventory, which could increase the prices we must pay for substitute components. Our reliance on these suppliers exposes us to risks regarding production and component costs, timely delivery, and capacity constraints. Furthermore, qualifying a new component or changing key suppliers can be expensive and time-consuming, and could cause disruptions. In addition, increases in hardware platform prices, whether due to component shortages or other cost pressures, could reduce customer demand for our software if customers delay or scale back purchases of the hardware platforms that are validated to run our solutions. Customers may also respond to rising hardware costs by reevaluating their overall IT budgets or seeking to reduce total solution costs, which could adversely affect demand for our software and put pressure on pricing and margins. For example, beginning in the second quarter of fiscal 2026, we have faced constraints affecting the availability of certain hardware components at manufacturers. These constraints have resulted in higher hardware pricing in the market and extended hardware lead times, which vary across hardware vendors. Higher hardware pricing, together with extended hardware lead times, have impacted, and may continue to impact, customers' ability to deploy and consume our software, which may affect the timing of revenue recognition and cash flows from period to period and, in certain instances, may result in some customers delaying projects or otherwise seeking greater flexibility with licensing. Our business and results of operations will be significantly affected by our success in leveraging our relationships with our channel and OEM partners and expanding our network of cloud and ecosystem partners.

Furthermore, fulfilling orders for the hardware platforms on which our software runs may not be a priority for such manufacturers in guiding their business decisions and operational commitments. If we fail to manage our relationships with such manufacturers effectively, or if such manufacturers experience delays, disruptions or increased manufacturing lead times, component lead-time disruptions, capacity constraints, or quality control problems in their operations or are unable to address our or our end customers’ requirements for or concerns about timely delivery, our ability to sell our solutions to our end customers could be severely impaired due to the lack of availability of validated physical hardware platforms, and our customers' ability, or willingness, to consume our software may be materially impacted or delayed, which could adversely affect our business and operating results, competitive position, brand and reputation, as well as our relationships with affected customers.

In particular, we rely substantially on Supermicro to manufacture, assemble and test, the Nutanix-branded NX series hardware platforms. Our agreement with Supermicro does not contain long-term manufacturing commitments or price assurances, and is subject to annual renewal and termination rights. Increases in component costs, without a corresponding increase in the price of our NX series solutions, could require a reduction to the amount that an end customer pays for our software, thereby adversely affecting our revenue. The inability of Supermicro or other OEM manufacturers to produce adequate supplies of hardware platforms could cause a delay in our customers’ ability to consume our software, adversely impacting our order fulfillment, business, operating results and prospects. If we are required to change the manufacturer for the assembly and testing of our NX-branded hardware platforms, we may lose revenue, incur increased costs and damage our channel partner and end customer relationships. We may also decide to switch or bring on additional hardware OEM manufacturers for the assembly and testing of our NX-branded hardware platforms in order to better meet our needs. Switching to or bringing on a new OEM partner and commencing production can be expensive and time-consuming and may cause delays in order fulfillment at our existing OEM partners and contract manufacturer or cause other disruptions. As of July 31, 2026, we had approximately $163.0 million in the form of guarantees to our contract manufacturer related to certain components.

We may not be able to sustain profitability on a GAAP or non-GAAP basis.

Although we generated GAAP net income in fiscal 2025 and 2026 and non-GAAP net income in fiscal 2024, fiscal 2025, and fiscal 2026, we may not be able to sustain profitability in future periods. We intend to continue investing in growth opportunities, including research and development, sales and marketing initiatives, infrastructure and other areas of our business. Balancing growth investments with operating discipline may make it challenging to sustain our current levels of profitability, operating margins, or cash generation over time. These investments may increase our expenses before generating corresponding revenue and may not produce their anticipated benefits. If we fail to grow our revenue, manage our operating expenses effectively, or realize the expected benefits of our investments, we may not be able to sustain profitability on a GAAP or non-GAAP basis. If we are unable to sustain profitability at levels anticipated by analysts or investors, the market price of our securities could decline, potentially significantly.

Our growth depends on our existing end customers renewing or upgrading their subscriptions and support and maintenance agreements and making additional purchases of software licenses and software upgrades, and the failure of our end customers to do so could harm our business and operating results.

Our future success depends on our existing end customers renewing or upgrading their subscription and support and maintenance agreements and making additional purchases of software licenses and software upgrades. If our end customers do not renew or upgrade their subscription and support and maintenance agreements and/or purchase additional software licenses or software upgrades, our revenue may decline, and our operating results may be harmed. In order for us to maintain or improve our operating results, we depend on our existing end customers renewing their subscription agreements as well as their support and maintenance agreements or purchasing additional solutions.

End customers may choose not to renew their subscription agreements or support and maintenance agreements, or purchase additional solutions, because of several factors, such as dissatisfaction with our platform, solutions, support, or prices (including relative to competitive offerings), reductions in our end customers’ spending levels or other causes outside of our control. If our existing end customers do not purchase new solutions or renew or upgrade their subscription agreements or support and maintenance agreements, our revenue may grow more slowly than expected or may decline, and our business and operating results may be adversely affected.

We rely primarily on indirect sales channels for the distribution of our solutions, and disruption within these channels or underperformance by our channel partners could adversely affect our business, operating results and cash flows.

We primarily sell our solutions through indirect sales channels, including channel partners, such as distributors, our OEM partners, value added resellers, and system integrators. Our OEM partners may in turn distribute our solutions through their own networks of channel partners with whom we have no direct relationships. We rely, to a significant degree, on our channel partners to select, screen and maintain relationships with their distribution networks and to distribute our solutions in a manner that is consistent with applicable law, regulatory requirements and our quality standards. If our channel partners or a partner in their distribution network violates applicable law or regulations, misrepresents the functionality of our solutions, or otherwise engages in conduct that results in regulatory scrutiny or legal action, our reputation and brand could be damaged, and we could be subject to potential liability. Additionally, if we are unable to establish relationships with strong channel partners in key growth regions, our ability to sell our solutions in these regions may be adversely affected. Our agreements with our channel partners are generally non-exclusive, meaning our channel partners may offer end customers the products of several different companies, including products that compete with ours. As a result, our channel partners, including our OEM partners, may not be fully incentivized to prioritize or actively promote our solutions, particularly if they also sell their own products or those of our competitors. In addition, we have limited visibility into and control over the sales efforts and go-to-market strategies of our OEM partners, and their sales performance may not meet our expectations. If our OEM partners or other channel partners do not effectively market and sell our solutions, choose to allocate fewer resources to our solutions, or fail to meet the needs of our end customers, our business, operating results and prospects may be adversely affected. Our channel partners may cease marketing our solutions with limited or no notice and with little or no penalty. The loss of a substantial number of our channel partners, together with our inability to replace them, or the failure to recruit additional channel partners or establish an alternative distribution network could materially and adversely affect our business and operating results. Sales through our top two distributors to our end customers represented 39% of our total revenue for fiscal 2026. In addition, if a channel partner offers its own products or services that are competitive to our solutions, is acquired by a competitor or reorganizes or divests its reseller business units, our revenue derived from that partner may be adversely impacted or eliminated altogether.

Recruiting and retaining qualified channel partners and training them in the use of our technologies requires significant time and resources. If we fail to devote sufficient resources to support and expand our network of channel partners, our business may be adversely affected. Maintaining strong indirect sales channels for our products and effectively leveraging our channel partners and OEMs is important to our strategy, and the failure to effectively manage these relationships may lead to higher costs and reduced revenue. Our reliance on channel partners also may reduce our direct contact with end customers, making it more difficult to forecast demand, understand and respond to customer requirements, support customers and obtain renewals.

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

Our operating results and key financial and performance metrics, including revenue, ARR, and free cash flow, may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our operating results or any of our key financial and performance metrics in any particular period fall below analyst or investor expectations, the market price of our securities would likely decline, potentially significantly. Our operating results may fluctuate as a result of the timing and magnitude of bookings, license start dates, renewals, contract durations, customer purchasing decisions and the related timing of ARR and revenue recognition, which may not coincide. Demand for our solutions may be affected by customer budgets, purchasing cycles, transaction timing, competitive conditions, pricing pressures, changes in customer preferences and the pace of adoption of new and existing products and services. Our operating results may also be affected by our ability to attract and retain customers, changes in our relationships with channel, OEM, ecosystem and cloud partners, the mix of products and services we sell, the amount and timing of investments, acquisitions, integration activities, stock-based compensation and other expenses, and broader macroeconomic, political, supply-chain, industry and market conditions. In addition, future accounting pronouncements, changes in accounting policies, and changes in how we define or calculate key performance metrics may affect the comparability of our results between periods.

Any of these factors could negatively affect our operating results in a particular period and cause the price of our securities to decline.

Because a significant portion of our revenue is recognized ratably over the term of the contractual service period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription revenue accounts for the substantial majority of our revenue, comprising 94%, 95%, and 95% of our total revenue for fiscal 2024, 2025, and 2026, respectively. A significant portion of our subscription revenue is revenue from software maintenance subscriptions, support subscriptions and SaaS offerings, which is recognized ratably over the contractual service period. As a result, a significant portion of our revenue that we report for each fiscal quarter represents the recognition of deferred revenue from subscription agreements entered into during previous fiscal quarters. Consequently, any decline in any such subscriptions, whether new subscriptions or renewals, in any given fiscal quarter will not be fully or immediately reflected in our revenue for that quarter. However, any such decline will negatively affect our revenue for future quarters. Our subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as a significant portion of our revenue from additional sales must be recognized over the applicable subscription duration.

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

Once our solutions are deployed, our end customers depend on our support organization to resolve any technical issues relating to our solutions. Furthermore, because of the emerging nature of our solutions, our support organization often provides support for and troubleshoots issues for products of other vendors running on our solutions, even if the issue is unrelated to our solutions. There is no assurance that we can solve issues unrelated to our solutions, or that vendors whose products run on our solutions will not challenge our provision of technical assistance to their products. Our ability to provide effective support is largely dependent on our ability to attract, train and retain personnel who are not only qualified to support our solutions, but also well versed in some of the primary applications and hypervisors that our end customers run on our solutions. Our international operations and expanding product portfolio further increase the complexity of providing timely support. Any failure to maintain high-quality installation and technical support, or a market perception that we do not maintain high-quality support, could harm our reputation and brand, adversely affect our ability to sell our solutions to existing and prospective end customers, and could harm our business, operating results and financial condition. While our support operations focus primarily on our software solutions, certain support offerings include the replacement of hardware parts. We outsource the warehousing and delivery of these parts to third-party logistics providers, and any disruptions or failures by these providers could impact our ability to meet specific support commitments.

Our solutions are highly technical and may contain undetected defects, which could cause data unavailability, unauthorized access, disclosure, or loss of customer data, or corruption that might, in turn, result in liability to our end customers and harm to our reputation, brand and business.

Our solutions are highly technical and complex and are often used to store information critical to our end customers’ business operations. Our solutions may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, unauthorized access to or disclosure of, loss, corruption, or other harm to our end customers’ data, including personal or identifying information regarding their employees, customers, and suppliers, as well as their finance and payroll data, and other sensitive business information. As we expand our platform and introduce new cloud-based products that process greater amounts of customer data, the potential impact of any such errors, defects or security vulnerabilities may increase. Some errors or defects in our solutions may only be discovered after they have been installed and used by end customers. In addition, we may make certain commitments to our OEMs regarding the time frames within which we will correct any security vulnerabilities in our software. If hardware or software errors, defects or security vulnerabilities are discovered following commercial release, we may experience lost revenue, delays in developing and deploying corrective measures, increased warranty, support and remediation costs, delays, cancellations or reductions of customer orders, product returns or discounts, loss of customers, OEMs or other channel partners, and damage to our reputation and brand.

In addition, we could face legal claims for breach of contract, product liability, tort, or breach of warranty. While many of our contracts with end customers contain provisions relating to warranty disclaimers and liability limitations, these provisions might not be upheld or might not provide adequate protection if we face such legal claims. Defending such claims could be costly, divert management attention and adversely affect market perceptions of us and our solutions. In addition, our insurance coverage may be inadequate to cover such claims or future coverage may be unavailable on acceptable terms. Any of these events could adversely affect our business, operating results, financial condition and reputation.

Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and operating results.

We derive a portion of our revenue from contracts with federal, state, local, and foreign governments, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. Certain government contracts and opportunities require us to maintain facility and personnel security clearances and comply with applicable industrial security requirements relating to the handling, safeguarding and protection of sensitive or classified information. Failure to obtain, maintain, renew or comply with such requirements could limit our ability to compete for, perform, renew or expand certain government contracts and opportunities and could result in increased compliance costs, audits, investigations, contractual remedies, suspension of work, loss of contract opportunities or other adverse consequences. However, demand from government organizations is often difficult to predict, and there can be no assurance that we will be able to maintain or grow our revenue from the public sector. Government agencies are subject to budgetary processes and expenditure constraints that could lead to delays or decreased capital expenditures in IT spending, particularly in light of continued uncertainties about government spending levels, such as recent changes to, or failure to appoint new, government leaders.

We have also recently experienced longer sales cycles and increased variability in transactions involving federal government agencies, which we believe are due to internal personnel changes and more extensive procurement reviews within these organizations. The budget and approval process for government agencies can be longer than for other end customers, and it may be difficult for us to accurately forecast the impact of these contracts on our future operating results. If government organizations reduce or shift their capital spending patterns, our business, operating results and prospects may be harmed. Our ability to maintain or increase revenue from government customers may be adversely affected by changes in government funding levels, appropriations, budget priorities, fiscal or contracting policies, government programs, laws and regulations, agency staffing or organizational structures, or procurement practices. Government customers are also subject to evolving requirements relating to software supply chain security, domestic sourcing, cybersecurity, AI and data handling, and compliance with these requirements may require significant resources and increase the cost and complexity of selling to government customers. In addition, delays associated with procurement reviews, qualifying or maintaining status as a government vendor, or obtaining or maintaining required security clearances and authorizations may impair our ability to compete for or perform government contracts.

Any of these factors could cause government customers to delay, reduce or cancel purchases of our solutions, impair our ability to compete for or perform government contracts, and adversely affect our business, operating results and prospects.

Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.

We derive a significant portion of our revenue from end customers and channel partners outside the United States. We derived approximately 45%, 44% and 46% of our total revenue from our international customers based on bill-to location for fiscal 2024, 2025, and 2026, respectively. As of July 31, 2026, approximately 62% of our full-time employees were located outside of the United States. Operating internationally requires significant management attention and exposes us to additional operational, legal, regulatory and financial risks. We are subject to risks associated with having significant worldwide operations, including, but not limited to:

•
business practices may differ from those in the United States and may require us to include terms other than our standard terms in customer, channel partner, employee, consultant, and other contracts;
•
political, economic and social instability or uncertainty around the world, including the ongoing military conflict in Ukraine and continued instability in the Middle East, including the conflict involving Iran;
•
changes in global trade policies, tariffs, sanctions, import and export restrictions, localization requirements and other regulatory requirements that may affect cross-border commerce, supply chains or our ability to sell and support our products internationally;
•
requirements and costs associated with complying with foreign sustainability, ESG-related reporting and due diligence obligations, including requirements adopted in the European Union;
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
•
increased expectations from customers and other stakeholders about our performance relating to environmental, social and governance factors (such as climate-related performance), and requirements to comply with sustainability standards or initiatives, including new sustainability standards and due diligence obligations in the European Union;
•
reduced or uncertain protection for intellectual property rights in some countries;
•
impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments;
•
difficulties and costs associated with establishing and maintaining international operations, including managing geographically dispersed personnel, attracting and retaining talent, complying with local employment requirements, and coordinating operations across multiple jurisdictions; and
•
international tax laws, tax audits and changes in tax rules applicable to multinational businesses.

Our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and other factors could harm our ability to maintain international operations and generate international sales and, consequently, materially impact our business, operating results and financial condition.

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

Additionally, AI and machine learning may increase the cybersecurity risks we face, including through unauthorized or misuse of public-facing AI features. Threat actors may use generative AI and other AI capabilities to increase the prevalence, frequency, severity, and volume of cyber attacks, including by creating more sophisticated phishing and social engineering attacks (including through the use of impersonation technology), accelerating or automating vulnerability exploitation, and developing more sophisticated malware that can evade conventional detection tools or otherwise overwhelm protection systems faster than we can effectively respond. As AI technologies evolve, we may not be able to recognize, anticipate, prevent, or timely respond to these emerging techniques, which could increase the likelihood and magnitude of harm from a cyber attack or other cybersecurity incident.

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

If any unauthorized access to, or security breach of, or other cybersecurity incident affecting, our solutions occurs, such an event could result in the loss of data, loss of intellectual property or trade secrets, loss of business, severe reputational or brand damage adversely affecting end customer or investor confidence, regulatory investigations and orders and other enforcement actions, litigation, indemnity obligations, damages for contract breach, and penalties for violation of cybersecurity, privacy, data protection, AI, and other applicable laws, regulations or contractual obligations. We may also be subject to potentially significant costs for remediation that may include liability for stolen assets or information and repair of system damage that may have been caused or incentives offered to end customers or other business partners in an effort to maintain business relationships after a breach and other liabilities. Additionally, any such event or perceived event could impact our reputation and brand, harm customer confidence, hurt our sales and expansion into existing and new markets, or cause us to lose potential or existing end customers. Any actual, potential or anticipated attack or other cybersecurity incident may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Furthermore, a high-profile security breach or incident suffered, or perceived to have been suffered, by an industry peer may entail a general loss of trust in our industry and thereby have a similar adverse impact on our business and financial performance as a direct breach suffered by us. We could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or incidents and to remediate our systems, and comply with legal obligations. We could be exposed to a risk of loss, litigation, regulatory actions or fines, or remediation costs associated with such an incident which may include forensic analysis, breach response, notification, and credit monitoring, and possible liability, and our ability to operate our business may be impaired.

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

Moreover, to the extent we acquire or integrate companies, products, services, and technologies, we may be exposed to additional security vulnerabilities, compliance issues or other cybersecurity risks associated with such businesses or technologies. Although we devote resources to identifying and addressing such risks, we may not discover or remediate all issues prior to or following integration, which could adversely affect our business.

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

Protecting against the unauthorized use of our intellectual property, solutions and other proprietary rights is expensive and difficult, particularly internationally. Litigation via court proceedings, arbitrations or similar proceedings may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the proprietary rights of others. For example, in March 2024, we announced that we filed a lawsuit in U.S. District Court against Tessell, Inc. ("Tessell") alleging that Tessell engaged in willful copyright and patent infringement (including theft of our source code and intellectual property related to our database service offering) and commenced separate arbitration proceedings against Tessell’s founders, and those proceedings remain ongoing. Litigation and arbitration are unpredictable and we may not win a litigation or arbitration even if there is significant evidence supporting our claims and defenses. Further, these proceedings and any other similar proceedings could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

A number of our solutions incorporate, use, work with, or are based upon open source software and AI models that we obtained under open source licenses, some of which may restrict or impose certain obligations on how we use or distribute our solutions, subject us to various risks and challenges and could result in increased development expenses, delays or disruptions to the release or distribution of those solutions, an inability to protect our intellectual property rights, and increased competition.

A number of our solutions incorporate, use, work with, or are based upon open source software and AI models, and we may incorporate or base our solutions on them in the future. Such open source software and AI models are generally licensed under "permissive" and "copyleft" open source licenses, such as the Apache License 2.0, BSD 2-Clause License, Eclipse Public License 2.0, GNU General Public License, GNU Lesser General Public License, MIT License, the Mozilla Public License 2.0, and other open source licenses. The use of open source software and AI models subjects us to a number of risks and challenges, including, but not limited to:

•
If open source programmers, most of whom we do not employ, do not continue to develop and enhance open source software and AI models, our development expenses could increase and our product release and upgrade schedules could be delayed.

•
Open source software and AI models may be subject to further development or modification by anyone. As a result, others may develop such open source software and AI models to be competitive with our platform and may make such competitive technologies available as open source. It is also possible for competitors to develop their own solutions using open source software and AI models, potentially reducing the demand for, and putting price pressure on, our solutions.
•
The licenses under which we license certain open source software and AI models may require that, if we modify and distribute such technology, we are required to make such modifications and potentially related proprietary software of ours, available under the same license terms. In addition, some licenses treat provision of cloud services as triggering the requirement to make proprietary software publicly available. Sometimes, open source licensors may change their license in a way that may require us to change or eliminate the future use of such technology, which may impact functionality and induce costs. Accordingly, we monitor our use of open source software and AI models in an effort to avoid subjecting our proprietary software to such conditions and others we do not intend. Although we believe that we have complied with our obligations under the various licenses for open source software and AI models that we use, our processes used to monitor how open source software and AI models are used and what license applies could be subject to error. In addition, there is little or no legal precedent governing the interpretation of terms in most of these licenses and licensors sometimes change their license terms. Therefore, any improper or unintended usage of open source software and AI models, including a failure to identify changes in license terms, could result in unanticipated obligations regarding our solutions and technologies, which could have an adverse impact on our intellectual property rights and our ability to derive revenue from solutions incorporating or using the open source software and AI models.
•
If an author or other third party who distributes such open source software or AI models were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur legal expenses defending against such allegations, or engineering expenses in developing a substitute solution.

If we are unable to effectively manage our compliance obligations for open source software and AI model use, our business and operating results could be adversely affected and our development costs may increase.

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

In addition, our success and growth also depend substantially on our ability to continue to attract, hire, integrate, train, retain, and adequately motivate qualified and highly skilled personnel, in particular, in sales and engineering. We have invested, and may need to continue to invest, significant amounts of cash and equity to attract and retain employees, and we may never realize returns on these investments. Moreover, ineffective management of any leadership transitions, especially within our sales organization, or the inability of our recently hired sales personnel to effectively ramp to target productivity levels could negatively impact our growth and operating margins. It requires a significant time investment to replace, train, and ramp sales representatives to full productivity. Competition for highly skilled personnel, particularly in sales and engineering, is frequently intense, especially in the San Francisco Bay Area, where we are headquartered and have a substantial need for engineering talent. This competition for highly skilled personnel results in increased costs in the form of cash and stock-based compensation. Furthermore, the industry in which we operate generally experiences periods of high employee attrition.

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

If we do not effectively structure, compensate, train and motivate our sales force, we may be unable to add new end customers or increase sales to our existing end customers and our business will be adversely affected.

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective end customers. Therefore, we continue to be substantially dependent on our sales force to obtain new end customers and sell additional solutions to our existing end customers. Our growth depends in large part on our ability to structure our sales force and compensation plans in a way that aligns with our strategic priorities, particularly our focus on driving large orders from major enterprise accounts. We have made, and may continue to make, changes to our sales processes, segmentation, and leadership structures to drive this alignment, but these changes may take longer than anticipated to implement successfully or fail to yield the expected benefits.

There is significant competition for sales personnel with the skills and technical knowledge that we require, especially those experienced in targeting and penetrating large enterprise accounts. Our ability to increase sales will depend, in large part, on our success in structuring, compensating, training and motivating sales personnel. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that our average sales team members typically do not fully ramp and are not fully productive until around the time of the start of their fourth quarter of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals, particularly individuals who are focused on sales of our solutions to new and existing large enterprises, service providers and government entities, in the markets where we do business or plan to do business. Hiring sales personnel in new countries also requires additional set up, upfront and ongoing costs that we may not recover if the sales personnel fail to achieve full productivity.

If our new sales employees, particularly those focused on sales of our solutions to new and existing large enterprises, service providers and government entities, do not become fully productive on the timelines that we have projected, or if we are unable to ensure that our seasoned sales employees remain productive and appropriately incentivized, our sales will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. If we are unable to structure, compensate, train and maintain sufficient numbers of effective sales personnel, or our new or existing sales personnel are not successful in obtaining new end customers, convincing existing customers to renew their subscription-based purchases, or increasing sales to our existing customer base generally, our business, operating results and prospects will be adversely affected.

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

Any legal proceedings or claims we may be involved in could be costly and time-consuming to defend and could harm our reputation regardless of their outcome.

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

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local governmental organizations, which affect how we and our channel partners do business with governmental agencies. Selling our solutions to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements, including meeting the compliance requirements necessary for maintaining any required security clearances for facilities and employees. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results, financial condition, and prospects. For example, the U.S. Department of Justice ("DOJ") has identified procurement fraud as an enforcement priority, indicating an ongoing commitment to aggressive enforcement under the False Claims Act and other applicable laws. Violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting. Any of these outcomes could have an adverse effect on our revenue, operating results, financial condition, and prospects.

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

We are subject to stringent and rapidly changing laws, regulations, industry standards and frameworks, contractual requirements, and other obligations related to privacy, artificial intelligence, data protection, and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results. Any inability to comply with such obligations could also impair our efforts to maintain and expand our customer base, lengthen sales cycles, increase costs, and thereby decrease our revenue.

Privacy, AI, data protection, and information security are significant issues in the United States and the other jurisdictions where we offer our solutions. The regulatory framework for privacy, AI, and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data, including customer data, personal data, support data, telemetry, employee data, and other information processed in connection with our products, services, operations, and go-to-market activities, is subject to a variety of global laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission ("FTC") and various state, local and foreign bodies, data protection authorities, and agencies.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, use, storage, retention, security, disclosure, sale, sharing, and transfer, localization, and deletion of personal information of individuals, including end customers and their personnel, partners, prospects, and employees. In the United States, the FTC, other federal agencies, and many state attorneys general are applying evolving federal and state laws and regulations governing consumer protection, privacy, cybersecurity, and unfair and deceptive trade practices to the online collection, use and dissemination of data, including restrictions on transfers of certain data categories with countries of concern. Additionally, many foreign countries and governmental bodies, including in Australia, Brazil, the European Economic Area ("EEA"), the UK, Switzerland, India, Japan, China, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, transfer, storage, security, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. For example, the General Data Protection Regulation ("GDPR") the UK General Data Protection Regulation, and Brazil’s Lei Geral de Protecao de Dados ("LGPD"), impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy, security, retention, data governance and AI policies; conduct privacy, transfer, security, data protection, and AI impact assessments; respond to requests from individuals to access, correct, delete, restrict, port, or opt out of certain uses of personal information; notify individuals, customers, regulators, or other parties of security incidents or personal data breaches; impose restrictions on automated decision-making, profiling or certain AI-enabled uses; and, among others, obtain individuals’ consent or provide opt-out rights to use personal information for certain purposes. In addition, some countries have enacted, or are currently considering, legislation that requires local storage and processing of data to avoid any form of transfer to a third country, or impose sector-specific requirements for regulated industries and public sector customers, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, require changes to our product architecture or service delivery model, and increase the cost and complexity of delivering our products and services.

In addition to comprehensive data protection and privacy laws, we are subject, or may become subject, to a growing number of cybersecurity, digital resilience, and product security regulations globally, including the European Union's Network and Information Security Directive ("NIS2"), Cyber Resilience Act ("CRA"), and, indirectly through our customers and business partners, the Digital Operational Resilience Act ("DORA"). Compliance with these requirements may require significant operational, technical, and administrative efforts and could increase our costs and legal obligations. These regulatory frameworks continue to evolve, and their interpretation, implementation, and enforcement remain uncertain, which may create additional compliance risks and challenges.

We also expect that there will continue to be new proposed laws, regulations, enforcement actions, regulatory guidance, industry standards, and case law concerning privacy, AI, data protection, and information security in the United States, the EEA and other jurisdictions, and we cannot yet determine the impact these developments may have on our business. This includes laws and regulatory frameworks governing AI system development, deployment, transparency, governance, accuracy, bias, explainability, human oversight, prohibited or high-risk AI practices, cybersecurity, critical infrastructure, digital operational resilience, software supply chain security and the handling of sensitive data. These developments increase uncertainty and may require us to change our data and AI internal operations, security controls, and practices and/or change our technology solutions, business model or processes, which may in turn adversely affect demand for our products and services. Additionally, our sales cycles may lengthen due to increasingly rigorous and complex customer-driven security, AI, and privacy assessments as part of customers’ purchasing decisions.

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

As a result of these and future data transfer, localization, and sovereignty developments, we may experience a reluctance from current or prospective customers in the EEA, the UK, Switzerland, and other and jurisdictions with similar transfer restrictions to use our products and services, particularly where customer data, support data, telemetry, logs, metadata or other regulated data may be accessed, transferred, hosted or processed outside the customer’s preferred jurisdiction. We may find it necessary to make changes to our data transfer mechanisms and handling of personal data, including with respect to the provision of our products and services. Such changes may require additional engineering, operational, legal and compliance resources, may limit certain product capabilities or service models, and may adversely impact our business, financial condition, and operating results.

In the United States, more states are adopting their own data protection legislation, creating a complex privacy landscape from state to state. The California Consumer Privacy Act ("CCPA"), among other things, requires covered companies to provide disclosures to California consumers and afford such consumers new abilities to opt out of the sale of their personal information. The California Privacy Rights Act ("CPRA") generally expanded consumers’ privacy rights and protections with respect to their personal information. Various U.S. states have passed privacy legislation now in effect. We cannot yet predict the full impact of these laws on our business or operations, but it may continue to require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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

We are positioned as a data processor with respect to the cloud-based services we offer and, as we expand our support offerings, professional services, telemetry-enabled features, and AI-enabled capabilities, we may increasingly act as a data processor, service provider, contractor, subprocessor, or similar regulated role. These roles impose additional obligations under the foregoing and other laws and regulations relating to privacy, cybersecurity, AI and data protection and may increase our compliance burden and liability exposure by operation of law, contract (including contracts with customers in regulated industries), or penalties for noncompliance. Additionally, we expect that existing laws, regulations and standards may be interpreted in new ways in the future. Current or future laws, regulations, standards, and other obligations, as well as changes in the interpretation of existing laws, regulations, standards, and other obligations could impair our or our customers’ ability to collect, use, disclose, retain, analyze, transfer, or otherwise process information relating to individuals, which could decrease demand for our solutions, require us to restrict our business operations, increase our costs, delay product development or deployment, and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with federal, state and foreign laws and regulations, industry standards, contractual obligations, and other legal obligations that apply to us, those laws, regulations, standards, and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the product features, our use of third-party providers, or the design and operation of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations, and other legal obligations. Any failure or perceived failure by us or by our vendors, subprocessors, partners, or other third parties to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations, or other legal obligations, or any actual or suspected cyberattack, security vulnerability, ransomware event, supply chain compromise, or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information, customer data, confidential information, intellectual property, telemetry, logs, metadata, or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties, or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation, brand and business. Any inability to adequately address privacy, data protection, AI, and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to us, damage our reputation and brand, inhibit sales, delay or prevent deployments, and adversely affect our business and operating results.

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

We are subject to governmental export and import controls and other trade restrictions that could impair our ability to compete in international markets or subject us to liability if violated.

Our solutions are subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, and we incorporate encryption technology into certain of our solutions. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations. Changes in export controls, sanctions, and related regulations, including emerging restrictions targeting AI technologies, may increase compliance costs, restrict access to technologies and AI hardware, or adversely affect our operations.

Furthermore, our activities are subject to U.S. and foreign economic sanctions laws and regulations that prohibit the export of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. or foreign embargoes or sanctions. Additionally, the U.S. government has recently been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including obtaining authorizations for our encryption products, implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. or foreign sanctions or export control laws can result in significant fines or penalties. In addition, trade restrictions, new or increased tariffs (or the threat thereof), or disruptions affecting suppliers, OEM partners, or logistics providers could increase costs or delay product availability. For example, imports of foreign-origin hardware products into the United States may be subject to new or increased tariffs recently imposed by the U.S. government. In response to these new, increased, or threatened U.S. tariffs, foreign countries may impose retaliatory tariffs on U.S.-origin goods in response, which could also affect our products or business operations. If we fail to comply with applicable tariff laws, we may be subject to monetary fines, denial of import privileges, increased scrutiny, and other penalties.

If our channel, alliance and OEM partners fail to obtain appropriate import, export or re-export licenses or permits, or fail to comply with applicable import and export control laws and regulations, we may also be adversely affected, through reputational harm as well as other negative consequences including government investigations and penalties. We presently incorporate export control compliance requirements into our relevant partner agreements; however, no assurance can be given that our partners will, or will be able to, comply with such requirements.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our end customers’ ability to implement our solutions in those countries. Changes in our solutions or future changes in export and import regulations may create delays in the introduction of our solutions in international markets, result in increased licensing requirements, prevent our end customers with international operations from deploying our solutions globally or, in some cases, prevent the export or import of our solutions to certain countries, governments, or persons altogether. From time to time, various governmental agencies have proposed additional regulation of encryption technology, including the escrow and government recovery of private encryption keys. Any change in export or import regulations, economic sanctions or related legislation, increased export and import controls stemming from U.S. government policies, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential end customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would adversely affect our business, operating results and prospects.

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

The application of tax laws to services provided electronically is evolving. New sales and use, value added or similar tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For example, California has recently amended its tax laws to subject certain retail sales of digital prewritten software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products, and similarly may increase the costs to us of purchasing software products we use in our business.

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

The Organisation for Economic Cooperation and Development ("OECD") reached agreement among various countries to implement a global minimum tax framework, commonly referred to as Pillar Two, which imposes a minimum effective tax rate of 15% on certain multinational enterprises. On January 5, 2026, the OECD announced a side-by-side elective safe harbor that would exempt electing U.S.-parented multinationals from certain provisions of Pillar Two for fiscal years beginning on or after January 1, 2026, but does not provide an exemption from the "qualified domestic minimum top-up taxes" that many countries have enacted or begun the process of enacting laws based on Pillar Two proposals. The safe harbor must be adopted into the domestic laws of the relevant jurisdictions and the timing and the degree of adoption may vary by jurisdiction.

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

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change net operating losses ("NOLs"), and other tax attributes to offset future taxable income. An ownership change occurs when a company’s "five-percent shareholders" (as defined in Section 382 of the Code) collectively increase their ownership in the company by more than 50 percentage points (by value) over a rolling three-year period. Similar limitations may apply for state tax purposes. If our existing NOLs are subject to limitations arising from previous ownership changes, our ability to utilize NOLs could be limited by Section 382 of the Code. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited.

Risks Related to Our Convertible Notes and Credit Facility

As of July 31, 2026, we had outstanding $500.0 million aggregate principal amount of 0.25% convertible senior notes due 2027 (the "2027 Notes") and $862.5 million aggregate principal amount of 0.50% convertible senior notes due 2029 (the “2029 Notes” and together with the 2027 Notes, collectively, the “Notes”). As of July 31, 2026, we also had outstanding a revolving credit agreement (the "Revolver") that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million.

Servicing and repaying our indebtedness, including the 2027 Notes, the 2029 Notes and any borrowings under the Revolver, may require a significant amount of cash, and we may not have sufficient cash to pay our indebtedness.

As of July 31, 2026, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. Our ability to make scheduled payments in respect of, or to refinance, our indebtedness may depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not be able to generate cash flows from operations in the future that are sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive, restructuring debt, or selling assets. Any such financing or refinancing may not be available on acceptable terms, or at all, particularly during periods of higher interest rates, reduced credit availability or adverse market conditions. In addition, the Revolver contains restrictive covenants that limit us, and any of our future debt agreements may contain restrictive covenants that may limit or prohibit us, in each case, from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default, which could result in the acceleration of our debt. Our indebtedness could make us more vulnerable to adverse economic, industry and regulatory developments, limit our flexibility in planning for or responding to changes in our business, restrict our ability to obtain additional financing for working capital, acquisitions or other corporate purposes, expose us to interest-rate risks to the extent applicable, place us at a competitive disadvantage relative to less leveraged competitors, and make an acquisition of our company more difficult. Any of these factors could harm our business, results of operations, and financial condition. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

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

Risks Related to Ownership of Our Securities

The market price of our securities may be volatile and may decline, including if we fail to meet our publicly announced financial guidance or other expectations.

The market price of our securities has fluctuated and may continue to fluctuate substantially in response to a number of factors, including those described in this "Risk Factors" section, many of which are beyond our control and may be unrelated to our operating performance. Factors that could cause fluctuations in the market price of our securities include:

•
price and volume fluctuations in the overall stock market or volatility in the market prices and trading volumes of technology companies;
•
changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•
changes in financial estimates by any analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•
announcements regarding actual or anticipated significant business developments by us or our competitors, including new products and solutions, technologies, new or terminated significant contracts, strategic relationships, acquisitions, investments, capital commitments, or other changes in the competitive landscape;
•
public analyst or investor reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
•
rumors and market speculation involving us or other companies in our industry;
•
actual or anticipated changes in our operating results, financial condition, business performance, or growth prospects;
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
•
actual or anticipated changes in our management or our board of directors ("Board of Directors" or "Board");
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

We periodically provide financial guidance and other expectations regarding our future performance that represents our management’s assumptions and estimates as of the date of release. Some of those key assumptions relate to the macroeconomic environment, including supply chain and military conflicts, which are inherently difficult to predict. Other assumptions relate to the timing and structure of customer billings and payments. We may offer customers increased flexibility in payment arrangements, including annual payment schedules, financing arrangements or other payment alternatives. Changes in the mix of annual versus multi-year billings, customer payment preferences, financing arrangements, or other commercial terms could affect billings, deferred revenue, operating cash flow and free cash flow and may make forecasting such metrics more difficult. While presented with numerical specificity, our guidance is inherently speculative and subject to significant uncertainties and changing business assumptions beyond our control, which may cause actual results to vary materially from our projections. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our actual business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, including those described in this "Risk Factors" section, any of which or combination thereof could materially and adversely affect our business and future operating results. Certain financial and operating metrics, including billings, deferred revenue, operating cash flow and free cash flow, may be more sensitive to changes in customer billing and payment structures than revenue. Furthermore, if we make downward revisions to our previously announced guidance, if we withdraw our previously announced guidance, or if our publicly announced guidance regarding future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our securities would decline.

In addition, the trading market for technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our securities, regardless of our actual operating performance. Furthermore, securities analysts may publish reports, forecasts, or recommendations regarding our business, and changes in analyst expectations regarding us or our industry could adversely affect the market price or trading volume of our securities. These fluctuations and conditions could cause you to lose all or part of your investment in our securities.

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

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization, of which $728.9 million remained available for future share repurchases as of July 31, 2026. The authorization has no expiration date and does not obligate us to repurchase any minimum number of shares. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. We cannot guarantee that the share repurchase program will be fully executed or that it will enhance long-term stockholder value. Share repurchases under the program could affect, and increase the volatility of, the price of our Class A common stock and will diminish our cash reserves. In addition, as part of the Inflation Reduction Act signed into law in August 2022, the United States implemented a 1% excise tax on the value of certain stock repurchases by publicly traded companies. This tax may increase the costs to us of any share repurchases. The program may be modified, suspended or discontinued at any time, and any future announcement of a termination of the program could result in a decrease in the price of our Class A common stock.

Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our Board of Directors or current management and may adversely affect the market price of our securities.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include, among other things, the ability of our Board of Directors to issue preferred stock without stockholder approval, restrictions on stockholder action by written consent and the calling of special meetings, advance notice requirements for stockholder nominations and proposals, limitations on the ability of stockholders to fill Board vacancies, and other provisions that may discourage, delay or prevent a change in control transaction or changes in the composition of our Board of Directors or management.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally restricts certain business combinations with stockholders owning 15% or more of our outstanding voting stock for a specified period of time, subject to certain exceptions. These provisions could discourage, delay or prevent transactions that stockholders may consider favorable, reduce the market's willingness to pay a premium for our securities, and limit stockholders' ability to influence corporate matters.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for certain disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for certain actions and proceedings under Delaware law, including derivative actions, fiduciary duty claims, claims arising under the Delaware General Corporation Law, our certificate of incorporation or bylaws, and other claims governed by the internal affairs doctrine. This choice of forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated bylaws provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. A stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. There can be no assurance that the provisions will be enforced by a court in those other jurisdictions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. If a court were to find either provision in our amended and restated bylaws to be inapplicable or unenforceable, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our business.

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

Significant natural disasters (such as earthquakes, fires, floods, and extreme weather), man-made problems (such as significant power outages, security breaches, acts of terrorism or war, civil unrest, or geopolitical turmoil), and other similar events that may be outside of our control could have an adverse impact on our business and operating results. For example, despite the implementation of network security measures, our networks also may be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our solutions. Further, both our corporate headquarters and our OEM and contract manufacturer are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters (including extreme weather) and man-made problems could cause disruptions in our or our end customers’ or channel partners’ businesses, our suppliers’ and manufacturers’ operations or the global economy as a whole. Epidemics, pandemics such as the COVID-19 pandemic, other outbreaks of novel diseases or other major public health concerns could also cause disruptions in our or our end customers’ or channel partners’ businesses, our supply chain, our suppliers’ and manufacturers’ operations, or the global economy as a whole. We also rely on IT systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of orders or impede our suppliers’ or our manufacturers’ ability to timely deliver our solutions and product components, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected. Our business interruption insurance may not adequately cover our losses in the event of a significant disruption in our business.

We may further expand through acquisitions of, or investments in, other companies (or vice versa through divestitures), each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

Our business strategy may, from time to time, include acquiring other complementary products, technologies or businesses or divesting certain products. We also may enter into relationships with other businesses in order to expand our solutions, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, beyond our control. Consequently, we cannot assure that these transactions, once undertaken and announced, will close. Acquisitions, divestitures or investments may result in unforeseen expenditures and operating and integration difficulties, especially if they are more complex in structure and scope, including due to the geographic location of the acquired company. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of companies that we may acquire, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful.

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

Our sales contracts are denominated in U.S. dollars; therefore, substantially all of our revenue is not subject to foreign currency risk. However, any strengthening of the U.S. dollar relative to foreign currencies could increase the effective cost of our solutions for customers outside the United States, which may adversely affect our financial condition and operating results. An increasing portion of our operating expenses is incurred outside the United States and denominated in foreign currencies, including the Euro, Pound Sterling, and Indian Rupee. We also have expenses in other currencies, which are smaller in magnitude but still subject to currency fluctuations. As a result, our total expense base is exposed to foreign exchange volatility. In particular, ongoing geopolitical instability and divergent fiscal and monetary policies across regions have caused, and may continue to cause, significant exchange rate volatility for the foreseeable future. If our exposure to foreign currency fluctuations continues to grow and we are unable to effectively hedge against this risk, our operating results could be negatively impacted. Additionally, such fluctuations may impair our ability to accurately forecast financial performance, particularly with respect to operating expenses and margins. To date, we have not entered into any hedging arrangements or used derivative instruments to manage foreign currency risk. We continue to monitor our exposure and evaluate the potential benefits of implementing a hedging program.

Our marketable securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline significantly and materially adversely affect our business, financial condition, results of operations, and prospects.

We maintain a portfolio of marketable securities through a professional investment advisor. The investments in our portfolio are subject to credit, liquidity, market-price, and interest-rate risks that could materially and adversely affect our business, financial condition, results of operations, and prospects. Under our corporate investment policy, we seek to preserve principal, maintain liquidity, avoid excessive credit concentrations, and capture a market rate of return. However, the portfolio’s value may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors. Even with diversification and ongoing risk-profile monitoring, we could experience significant losses or reduced liquidity. If we increase our holdings in these securities, our exposure to such risks would grow, potentially exacerbating any adverse impact.

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

Risk Management and Strategy

•
Enterprise Risk Management Integration: Our cybersecurity program is integrated into our broader enterprise risk management program ("ERM"). This integration is designed to ensure that cybersecurity risks, including the cybersecurity risks associated with AI, are evaluated alongside other risks to the organization as part of our overall risk management framework and strategy. Our ERM framework is periodically refreshed and involves collaboration with subject matter experts to assess the severity of potential cybersecurity threats and develop appropriate mitigation strategies.
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
•
Monitoring and Mitigation of AI-Enhanced Threats: As AI and machine learning capabilities mature, the cybersecurity threat landscape is evolving to include attacks that may be enhanced or facilitated by AI. As part of our cybersecurity program, we monitor this evolving threat landscape and evaluate protective measures intended to improve our ability to detect, prevent, triage, and respond to AI-enhanced threats.
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
•
Vendor Risk Management: Our vendor risk management program is designed to mitigate risks associated with third-party service providers. This program includes pre-engagement diligence, contractual security, privacy, and AI-related data protection provisions, and ongoing monitoring of third-party compliance with our data protection requirements.

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

Governance

•
Board and Committee Oversight: Our Board of Directors (our "Board") plays an active role in overseeing cybersecurity risks. Our Board’s Security and Privacy Committee, which is composed entirely of independent directors, assists our Board in its oversight of our management of technology and information security risks and compliance with data protection and privacy laws. This committee regularly reviews our cybersecurity programs and policies as part of our overall risk management and business strategy discussions, and receives regular updates from management on our data security posture, third-party assessments, and progress toward risk-mitigation goals. The committee also reviews incident response plans and any significant cybersecurity threats or incidents. Our Board's Security and Privacy Committee reports quarterly to our Board regarding its activities in overseeing cybersecurity, AI, data protection and privacy risk management.
•
Management's Role: Our Chief Information Security Officer ("CISO") partners with a cross-functional leadership team including the Chief Product Security Officer ("CPSO"), Chief Information and Digital Officer ("CIDO"), and Legal and Privacy Counsel, to develop and implement our overall cybersecurity strategy. This team contributes to the development of policies, monitors evolving risks, manages the overall cybersecurity and privacy programs, and reports on these and related topics to our Board's Security and Privacy Committee. Our CISO has served in various roles in information technology and information security for over 25 years, including previously serving as Chief Information Security Officer at two other companies. He holds an undergraduate degree in computer science. Our CPSO also previously held the role at Nutanix and served as the Chief Information Security Officer at Intuit. He holds a PhD in computer science.

•
Incident Management: Our Enterprise and Product Security Team manages our incident response efforts. This team assesses incidents' severity, coordinates the response, and communicates with relevant stakeholders. Our Security and Privacy Management Team, including, as appropriate, our CISO, CIDO, and CPSO, provides additional expertise and support as needed.

Item 2. Properties

Our corporate headquarters are located in San Jose, California where, under lease agreements that expire through August 2030, we currently lease approximately 230,000 square feet of space. We also maintain offices in North America, Europe, Asia Pacific, the Middle East, Latin America, and Africa. We lease all of our facilities and do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we would lease suitable additional space to accommodate our operations.

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

	Fiscal 2025		Fiscal 2026
Fiscal Quarter:	High	Low	High	Low
First quarter	$64.97	$46.00	$81.12	$66.06
Second quarter	$73.18	$61.18	$72.40	$39.33
Third quarter	$83.07	$58.17	$42.00	$34.41
Fourth quarter	$78.34	$72.13	$59.57	$42.60

Holders of Record

As of July 31, 2026, there were 39 holders of record of our Class A common stock. This figure does not include a substantially greater number of "street name" holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

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

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer

The following table summarizes the share repurchase activity for the three months ended July 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
	(in thousands, except per share amounts)
May 1 - 31, 2026	369	$44.94	369	$762,339
June 1 - 30, 2026	400	$48.75	400	$742,847
July 1 - 31, 2026	251	$55.39	251	$728,936
Total	1,020		1,020

(1)
In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization. We may repurchase shares from time to time through open market purchases, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares.

This table excludes shares withheld from stock awards to settle employee tax withholding obligations related to the vesting of such awards.

Stock Performance Graph

The following graph shows a comparison from July 31, 2021 through July 31, 2026 of the cumulative five-year total shareholder return for our Class A common stock based on the closing price on the last day of each respective period. The graph assumes an initial investment of $100 on July 31, 2021 in the common stock of Nutanix, Inc., the NASDAQ Composite Index and NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	Fiscal Year
	7/31/21	7/31/22	7/31/23	7/31/24	7/31/25	7/31/26
Nutanix, Inc.	$100.00	$42.00	$83.84	$140.23	$208.69	$163.83
Nasdaq Composite Index	$100.00	$85.05	$99.35	$122.82	$148.43	$179.39
Nasdaq Computer Index	$100.00	$84.44	$107.18	$141.53	$175.59	$229.88

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

Item 6. [Reserved]

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is July 31. Our fiscal quarters end on October 31, January 31, April 30 and July 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-K. See also "Special Note Regarding Forward-Looking Statements" above. For a discussion of our results of operations for the fiscal year ended July 31, 2025 as compared to the fiscal year ended July 31, 2024, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K filed with the SEC on September 24, 2025.

Overview

Nutanix, Inc. ("we," "us," "our," or "Nutanix") is a hybrid cloud and AI platform company, offering organizations a unified infrastructure software platform to run applications, data, and AI anywhere. Our vision is to simplify the deployment and operation of hybrid computing infrastructure and AI factories to support the increasingly distributed landscape of apps and data, including agentic AI, while freeing organizations to modernize their infrastructure and focus on business goals. Our mission is to delight customers with an open, secure platform with rich data services that increases their ability to take advantage of technologies such as cloud native and AI, optimizes how they run their organizations today, and accelerates innovation, efficiency, and growth.

The Nutanix Cloud Platform is designed to enable organizations to build hybrid cloud infrastructure. It provides a consistent cloud operating model with a single platform for running and managing applications, agentic AI workloads, and data in core data centers, at the edge, and in public clouds. We aim to provide customers with flexibility and choice across server platforms, storage options, virtualized and cloud-native environments, public clouds, and deployment models. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements. These workloads include traditional business-critical general-purpose applications, modern applications (including containerized applications running on Kubernetes), data platforms (including SQL, NoSQL and vector databases, as well as business intelligence applications), and enterprise AI workloads (including machine learning, generative AI, and agentic AI applications).

We first pioneered hyperconverged infrastructure ("HCI") by combining compute, storage and networking through a software-defined architecture. We subsequently developed Nutanix AHV, our native enterprise hypervisor. Building on this foundation, the Nutanix Cloud Platform has evolved into a unified infrastructure platform. The Nutanix Cloud Platform supports a broader range of architectures, applications and deployment models, across public clouds (including AWS, Azure, and Google Cloud), datacenters, and edge. This expansion includes support for qualified external storage systems, modern applications through our Kubernetes platform, and enterprise agentic AI workloads through our AI infrastructure and management offerings. Our research and development efforts on the agentic AI front aim to provide customers with an optimized full stack platform to run, control, and govern AI workloads.

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning our products, including associated support and maintenance arrangements, are sold with a defined duration.

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

We had a broad and diverse base of over 32,000 end customers as of July 31, 2026. We define the number of end customers as the number of end customers for which we have received an order by the last day of the period, excluding partners to which we have sold products for their own demonstration purposes. A single organization or customer may represent multiple end customers for separate divisions, segments or subsidiaries, and the total number of end customers may contract due to mergers, acquisitions, or other consolidation among existing end customers.

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

Key Financial and Performance Metrics

We monitor the following key financial and performance metrics:

	As of and for the Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands, except percentages)
Total revenue	$2,148,816	$2,537,927	$2,853,545
Year-over-year percentage increase	15%	18%	12%
Annual recurring revenue ("ARR") (1)	$1,873,251	$2,201,672	$2,548,797
Gross profit	$1,824,704	$2,203,145	$2,476,796
Non-GAAP gross profit	$1,862,203	$2,235,736	$2,510,666
Gross margin	84.9%	86.8%	86.8%
Non-GAAP gross margin	86.7%	88.1%	88.0%
Operating expenses	$1,817,141	$2,030,604	$2,202,826
Non-GAAP operating expenses	$1,515,096	$1,699,616	$1,835,306
Operating income	$7,563	$172,541	$273,970
Non-GAAP operating income	$347,107	$536,120	$675,360
Operating margin	0.4%	6.8%	9.6%
Non-GAAP operating margin	16.2%	21.1%	23.7%
Net cash provided by operating activities	$672,931	$821,456	$916,688
Free cash flow	$597,679	$750,173	$840,675

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Disaggregation of Revenue

The following table depicts the disaggregation of revenue by type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Disaggregation of revenue:
Subscription revenue	$2,016,776	$2,410,751	$2,712,274
Professional services and other revenue (1)	132,040	127,176	141,271
Total revenue	$2,148,816	$2,537,927	$2,853,545

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $1,029.0 million, $1,138.4 million and $1,299.7 million of our subscription revenue for fiscal 2024, 2025 and 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $987.8 million, $1,272.4 million and $1,412.6 million of our subscription revenue for fiscal 2024, 2025 and 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $100.9 million, $112.2 million, and $126.6 million for fiscal 2024, 2025 and 2026, respectively.
•
Other non-subscription product revenue — Includes non-portable software revenue and hardware revenue, which were immaterial for the periods presented.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Non-GAAP Financial Measures and Key Performance Measures

In addition to GAAP metrics, we regularly monitor ARR, non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow, which are non-GAAP financial measures and key performance measures, to help us evaluate our growth and operational efficiencies, measure our performance, identify trends in our sales activity, and establish our budgets. We evaluate these measures because they:

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

Non-GAAP operating income and Non-GAAP operating margin — We calculate non-GAAP operating margin as non-GAAP operating income divided by total revenue. We define non-GAAP operating income as operating income adjusted to exclude stock-based compensation expense, amortization of acquired intangible assets, restructuring charges, litigation settlement accruals and legal fees related to certain non-ordinary course litigation matters, and costs associated with certain other non-recurring transactions. Our presentation of non-GAAP operating income and non-GAAP operating margin should not be construed as implying that our future results will not be affected by any recurring expenses or any unusual or non-recurring items that we exclude from our calculation of these non-GAAP financial measures.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table presents a reconciliation of non-GAAP gross profit, non-GAAP gross margin, non-GAAP operating expenses, non-GAAP operating income, non-GAAP operating margin, and free cash flow to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands, except percentages)
Gross profit	$1,824,704	$2,203,145	$2,476,796
Stock-based compensation	34,107	30,406	29,740
Amortization of intangible assets	3,392	2,185	424
Restructuring charges	—	—	3,706
Non-GAAP gross profit	$1,862,203	$2,235,736	$2,510,666

Gross margin	84.9%	86.8%	86.8%
Stock-based compensation	1.6%	1.2%	1.1%
Amortization of intangible assets	0.2%	0.1%	—
Restructuring charges	—	—	0.1%
Non-GAAP gross margin	86.7%	88.1%	88.0%

Operating expenses	$1,817,141	$2,030,604	$2,202,826
Stock-based compensation	(299,726)	(321,184)	(327,927)
Amortization of intangible assets	(317)	(353)	(354)
Restructuring reversals (charges)	194	—	(23,932)
Litigation settlement accrual and legal fees	(1,971)	(9,451)	(14,899)
Other	(225)	—	(408)
Non-GAAP operating expenses	$1,515,096	$1,699,616	$1,835,306

Operating income	$7,563	$172,541	$273,970
Stock-based compensation	333,833	351,590	357,667
Amortization of intangible assets	3,709	2,538	778
Restructuring (reversals) charges	(194)	—	27,638
Litigation settlement accrual and legal fees	1,971	9,451	14,899
Other	225	—	408
Non-GAAP operating income	$347,107	$536,120	$675,360

Operating margin	0.4%	6.8%	9.6%
Stock-based compensation	15.5%	13.8%	12.6%
Amortization of intangible assets	0.2%	0.1%	—
Restructuring (reversals) charges	—	—	1.0%
Litigation settlement accrual and legal fees	0.1%	0.4%	0.5%
Other	—	—	—
Non-GAAP operating margin	16.2%	21.1%	23.7%

Net cash provided by operating activities	$672,931	$821,456	$916,688
Purchases of property and equipment	(75,252)	(71,283)	(76,013)
Free cash flow (non-GAAP)	$597,679	$750,173	$840,675

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment in Profitable Growth

We plan to continue investing in initiatives that support our long-term growth, while also focusing on driving operational efficiencies and prioritizing resources across our business, including in our go-to-market functions. Consistent with these objectives, we regularly evaluate the allocation of resources across our business and expect to continue directing investments toward strategic growth areas, including our agentic and other AI solutions, cloud-native offerings, sales capacity and digital sovereignty-related offerings and capabilities.

Investment in Sales and Marketing – Our ability to drive top-line growth depends, in large part, on our ability to capitalize on our market opportunity, including our ability to recruit, train and retain sufficient numbers of ramped sales personnel. We plan to continue making targeted investments in sales and marketing functions, including initiatives focused on opportunities with major accounts, large deals, and commercial accounts, as well as other initiatives to increase our pipeline growth and support customer adoption of our broader platform capabilities. As we continue to invest in sales capacity and customer-facing resources, it will take time to train and ramp personnel to full productivity. These investments may increase our sales and marketing expense, although productivity initiatives, operational efficiencies and resource reallocations may offset a portion of such increases. We estimate, based on past experience, that our average sales team members typically become fully ramped up around the start of their fourth quarter of employment with us, and as our newer employees ramp up, we expect their increased productivity to contribute to our revenue growth. As we continue to focus some of our newer and existing sales team members on major accounts and large deals, and as we operate our subscription-based business model, it may take longer, potentially significantly, for these sales team members to become fully productive, and there may also be an impact to the overall productivity of our sales team. As part of our overall efforts to improve our operating margin performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. These measures include addressing a growing mix of renewals, which have a lower cost than landing new customers or expanding into our existing customer base, improving the efficiency of our demand generation spend, increasing leverage of our channel partners and OEMs, including supporting new OEMs, and aligning our sales and marketing resources with market opportunities.

Investment in Research and Development – We plan to continue investing in our global research and development teams to support enhancements to our solutions, improve integration with ecosystem partners and expand the range of technologies and features available through our platform. These investments are intended to strengthen our core offerings, expand platform capabilities and ecosystem integrations, and enable us to respond to evolving technology trends, including developments in generative and agentic AI, cloud-native offerings and modern applications across hybrid and multicloud environments.

We believe that these investments will support our long-term growth strategy, although they may result in increased expenses, may not produce the anticipated benefits, and may limit or adversely affect our profitability, operating margins or cash flow.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our end customers typically deploy our technology for a specific workload initially. After a new end customer's initial order, which includes the product and associated software maintenance subscriptions, support subscription and services, we focus on expanding our footprint by serving more workloads. We also generate recurring revenue from renewals, and given our subscription-focused business model, these renewals are having an increasing significance for our future revenue streams as existing subscriptions come up for renewal. We view continued purchases and upgrades as critical drivers of our success. As of July 31, 2026, our net dollar-based retention rate ("NRR") was 106%, compared to 109% as of July 31, 2025. NRR is calculated as of the end of a twelve-month period. We calculate NRR by starting with the ARR for all customers with subscription contracts at the beginning of the period. We then divide end-of-the-period ARR for the same customer group by the beginning-of-the-period ARR. NRR is a performance measure that we believe provides useful information to our management and investors as it provides an indication of our ability to retain and expand ARR from our existing customer base.

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

Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order servers. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions typically have terms extending up to five years.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. We recognize revenue from our software products upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. For our SaaS offerings, revenue is typically recognized as the services are performed. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction, and we record revenue and costs of goods sold on a gross basis.

Support, maintenance and other services revenue — We generate our support, maintenance and other services revenue primarily from software maintenance subscriptions and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software maintenance subscriptions and support subscriptions, with terms typically ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software maintenance subscriptions and support contracts ratably over the contractual service period, which typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

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

Sales and marketing — Sales and marketing expense consists primarily of personnel costs, including sales commissions. Sales and marketing expense also includes costs for promotional activities and other marketing costs, travel expenses, costs associated with demonstration units, including depreciation, and allocated costs. Commissions are deferred and recognized as we recognize the associated revenue. We expect sales and marketing expense to continue, in the long term, to increase in absolute dollars as part of our long-term plans to invest in our growth. However, as part of our overall efforts to improve our operating cash flow performance, we have also proactively taken steps to increase our go-to-market productivity and over time, we intend to reduce our overall sales and marketing spend as a percentage of revenue. As we continue to invest in sales capacity and customer-facing resources, it will take time to train and ramp personnel to full productivity. As a result, our sales and marketing expense may fluctuate.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of the amortization of the debt discount and debt issuance costs associated with our previously outstanding 2.50% convertible senior notes due 2026 (the "2026 Notes"), our outstanding 0.25% convertible senior notes due 2027 (the "2027 Notes"), and our outstanding 0.50% convertible senior notes due 2029 (the "2029 Notes"), the amortization of the debt issuance costs associated with our revolving credit agreement (the "Revolver"), non-cash interest expense on the 2026 Notes, interest expense related to the conversion of the 2026 Notes in full, interest expense on the 2027 Notes, 2029 Notes, and the Revolver, inducement expense related to the partial repurchase of the 2027 Notes, changes in the fair value of convertible notes receivable, interest income related to our short-term investments, and foreign currency exchange gains or losses.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes for foreign jurisdictions in which we conduct business. We regularly assess the need for a valuation allowance against our deferred tax assets based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing taxable temporary differences by jurisdiction. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

As of July 31, 2026, we reported a cumulative three-year U.S. pre-tax profit and sustained profitability in recent operating periods. This information is both objective and verifiable; thereby representing strong positive evidence that carries significant weight. In addition, based on our available financial forecast, we expect continuing profitability in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of net operating loss and tax credit carryforwards prior to their expiration. Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits as of July 31, 2026, as we expect California R&D tax credit generation to exceed our ability to use these credits in future periods.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the fiscal years presented. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Revenue:
Product	$1,067,948	$1,341,374	$1,489,693
Support, maintenance and other services	1,080,868	1,196,553	1,363,852
Total revenue	2,148,816	2,537,927	2,853,545
Cost of revenue:
Product (1)(2)	36,441	28,341	21,443
Support, maintenance and other services (1)	287,671	306,441	355,306
Total cost of revenue	324,112	334,782	376,749
Gross profit	1,824,704	2,203,145	2,476,796
Operating expenses:
Sales and marketing (1)(2)	977,286	1,056,465	1,150,278
Research and development (1)	638,992	736,823	790,892
General and administrative (1)	200,863	237,316	261,656
Total operating expenses	1,817,141	2,030,604	2,202,826
Income from operations	7,563	172,541	273,970
Other (expense) income, net	(108,881)	39,107	53,138
(Loss) income before provision for (benefit from) income taxes	(101,318)	211,648	327,108
Provision for (benefit from) income taxes	23,457	23,282	(1,179,729)
Net (loss) income	$(124,775)	$188,366	$1,506,837

(1) Includes stock-based compensation expense as follows:
Product cost of revenue	$6,822	$2,824	$1,550
Support, maintenance and other services cost of revenue	27,285	27,582	28,190
Sales and marketing	80,190	80,930	82,402
Research and development	156,784	175,361	180,844
General and administrative	62,752	64,893	64,681
Total stock-based compensation expense	$333,833	$351,590	$357,667

(2) Includes amortization of intangible assets as follows:
Product cost of revenue	$3,392	$2,185	$424
Sales and marketing	317	353	354
Total amortization of intangible assets	$3,709	$2,538	$778

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Fiscal Year Ended July 31,
	2024	2025	2026
	(as a percentage of total revenue)
Revenue:
Product	49.7%	52.9%	52.2%
Support, maintenance and other services	50.3%	47.1%	47.8%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	1.7%	1.1%	0.8%
Support, maintenance and other services	13.4%	12.1%	12.4%
Total cost of revenue	15.1%	13.2%	13.2%
Gross profit	84.9%	86.8%	86.8%
Operating expenses:
Sales and marketing	45.5%	41.6%	40.3%
Research and development	29.7%	29.0%	27.7%
General and administrative	9.3%	9.4%	9.2%
Total operating expenses	84.5%	80.0%	77.2%
Income from operations	0.4%	6.8%	9.6%
Other (expense) income, net	(5.1)%	1.5%	1.9%
(Loss) income before provision for (benefit from) income taxes	(4.7)%	8.3%	11.5%
Provision for (benefit from) income taxes	1.1%	0.9%	(41.3)%
Net (loss) income	(5.8)%	7.4%	52.8%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of the Fiscal Years Ended July 31, 2025 and 2026

Revenue

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Product	$1,341,374	$1,489,693	$148,319	11%
Support, maintenance and other services	1,196,553	1,363,852	167,299	14%
Total revenue	$2,537,927	$2,853,545	$315,618	12%

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
U.S.	$1,409,367	$1,530,445	$121,078	9%
Europe, the Middle East and Africa	685,569	831,422	145,853	21%
Asia Pacific	392,744	417,787	25,043	6%
Other Americas	50,247	73,891	23,644	47%
Total revenue	$2,537,927	$2,853,545	$315,618	12%

Product revenue increased year-over-year by approximately $148.3 million, or 11%, for fiscal 2026 due primarily to increases in software revenue as a result of increased adoption of our products, driven by growth in software renewals and the various programs we have put in place to attract new customers onto our platform and expand with existing customers.

Support, maintenance and other services revenue increased year-over-year by approximately $167.3 million, or 14%, for fiscal 2026 in conjunction with the growth of our end customer base, which grew approximately 11% during fiscal 2026, and the related software maintenance and support subscription contracts and renewals.

The total average contract duration was approximately 3.1 years and 3.2 years for fiscal 2025 and 2026, respectively. Total average contract duration represents the dollar-weighted term across all subscription contracts, as well as our limited number of life-of-device contracts, billed during the period, using an assumed term of five years for licenses without a specified term, such as life-of-device licenses.

Cost of Revenue and Gross Margin

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Cost of product revenue	$28,341	$21,443	$(6,898)	(24)%
Product gross margin	97.9%	98.6%
Cost of support, maintenance and other services revenue	$306,441	$355,306	$48,865	16%
Support, maintenance and other services gross margin	74.4%	73.9%
Total gross margin	86.8%	86.8%

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cost of product revenue

Cost of product revenue decreased year-over-year for fiscal 2026 due primarily to a decrease in overhead resulting from lower operating lease and finance lease costs.

Product gross margin increased by approximately 0.7 percentage points in fiscal 2026 due to product revenue increasing while cost of product revenue decreased.

Cost of support, maintenance and other services revenue

Cost of support, maintenance and other services revenue increased year-over-year for fiscal 2026 due primarily to higher personnel-related costs, including costs for contractors, resulting from growth in our global customer support organization, as well as an increase in severance expense due to the headcount reduction announced in August 2026. For additional information on the headcount reduction, refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Support, maintenance and other services gross margin decreased by 0.5 percentage points in fiscal 2026 due primarily to personnel-related costs growing at a slightly faster rate than support, maintenance and other services revenue.

Operating Expenses

Sales and marketing

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Sales and marketing	$1,056,465	$1,150,278	$93,813	9%
Percent of total revenue	41.6%	40.3%

Sales and marketing expense increased year-over-year due primarily to higher personnel-related costs, resulting from the 3% growth in our sales and marketing headcount from July 31, 2025 to July 31, 2026, as well as an increase in severance expense due to the headcount reduction announced in August 2026. For additional information on the headcount reduction, refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Research and development

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Research and development	$736,823	$790,892	$54,069	7%
Percent of total revenue	29.0%	27.7%

Research and development expense increased year-over-year due primarily to higher personnel-related costs, resulting from the 5% growth in our R&D headcount from July 31, 2025 to July 31, 2026, as well as an increase in severance expense due to the headcount reduction announced in August 2026. Research and development expense also increased due to higher IT and facilities costs, partially offset by an increase in reimbursements for technical costs related to certain partner programs. For additional information on the headcount reduction, refer to Note 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and administrative

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
General and administrative	$237,316	$261,656	$24,340	10%
Percent of total revenue	9.4%	9.2%

General and administrative expense increased year-over-year due primarily to higher personnel-related costs resulting from the 9% growth in our G&A headcount from July 31, 2025 to July 31, 2026.

Other Income (Expense), Net

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Interest income, net	$62,310	$76,647	$14,337	23%
Amortization of debt discount and issuance costs and interest expense	(8,378)	(11,984)	(3,606)	(43)%
Inducement expense	(11,347)	—	11,347	100%
Other	(3,478)	(11,525)	(8,047)	(231)%
Other income (expense), net	$39,107	$53,138	$14,031	36%

The increase in other income (expense), net for fiscal 2026 was due primarily to an increase in interest income from our short-term investments which increased from approximately $1,223.2 million as of July 31, 2025 to $1,584.2 million as of July 31, 2026, as well as approximately $11.3 million of one-time inducement expense recognized during the second quarter of fiscal 2025 related to the partial repurchase of the 2027 Notes. The increase in other income (expense), net was partially offset by the decrease in the fair value of our convertible note receivable, an increase in foreign exchange expense, and an increase in interest expense related to our convertible notes, as the 2029 Notes were issued during the second quarter of fiscal 2025.

Provision for Income Taxes

	Fiscal Year Ended July 31,		Change
	2025	2026	$	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$23,282	$(1,179,729)	$(1,203,011)	(5167)%

The year-over-year decrease in the provision for income taxes in fiscal 2026 was due primarily to the release of $1,208.2 million of our valuation allowance on the majority of our U.S. federal and state deferred tax assets and the lapse of the statute of limitations for certain foreign uncertain tax positions.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents and marketable securities and net accounts receivable. As of July 31, 2026, we had approximately $777.3 million of cash and cash equivalents, and $1,584.2 million of short-term investments, which were held for general corporate purposes. Our restricted cash balance was not material. Our cash, cash equivalents and short-term investments primarily consist of bank deposits, money market accounts and highly rated debt instruments of the U.S. government and its agencies and debt instruments of highly rated corporations. As of July 31, 2026, we had accounts receivable of approximately $289.3 million, net of allowances of $3.3 million.

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

In February 2025, we entered into the Revolver, a revolving credit agreement that provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. The Revolver matures in February 2030, subject to earlier springing maturity under certain circumstances. As of July 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver. The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. As of July 31, 2026, we were in compliance with the financial covenant.

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

We believe that our cash, cash equivalents and short-term investments, available borrowing capacity under the Revolver, and our expected net cash provided by operating activities will be sufficient to meet our anticipated cash needs, including for working capital, capital expenditures, share repurchases (if any), the payment of taxes related to the net share settlement of equity awards, and interest and other obligations related to convertible notes, for at least the next 12 months. Our future cash needs will depend on many factors, including our growth strategy and plans, the timing and extent of spending to support research and development and engineering efforts; the expansion of sales and marketing activities; the introduction of new and enhanced product and service offerings; the continuing market acceptance of our products; our end customers and partners; any acquisitions of businesses, technologies or products; any share repurchases; the timing of customer billings and collections, including any increased flexibility we may offer in payment arrangements; and market, economic and financial conditions (including inflation and interest rates). Holders of the 2027 Notes or the 2029 Notes will be entitled to convert their 2027 Notes or 2029 Notes under certain circumstances as described in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. If one or more holders elect to convert their 2027 Notes or 2029 Notes, as applicable, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock or a combination of cash and shares of Class A common stock, rather than exclusively in cash. As of July 31, 2026, our Class A common stock price exceeded the conversion price of the 2027 Notes but not the conversion price of the 2029 Notes. Holders of the 2027 Notes and the 2029 Notes may become entitled to convert their notes upon satisfaction of the applicable conversion conditions described in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Purchase Obligations, Lease Commitments and Other Obligations

As of July 31, 2026, we had non-cancelable contractual purchase obligations of $248.3 million, of which $219.1 million was short-term. These purchase obligations primarily include guarantees with our contract manufacturer and purchase obligations and other commitments pertaining to our daily business operations.

As of July 31, 2026, we had aggregate future minimum lease payments under non-cancelable operating leases and finance leases were $266.3 million, of which $60.2 million was short-term. Non-cancelable leases include leases that have been executed, but not yet commenced. We lease offices, research and development facilities, and data centers under operating leases expiring through April 2035 and lease certain data center equipment under finance leases.

As of July 31, 2026, we had accrued liabilities related to uncertain tax positions, which are reflected on our consolidated balance sheet. These accrued liabilities are not reflected in the contractual obligations disclosed above, as it is uncertain if or when such amounts will ultimately be settled. Uncertain tax positions are further discussed in Note 12 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Capital Return

In August 2023, our Board of Directors authorized the repurchase of up to $350.0 million of our Class A common stock. In August 2025 and April 2026, our Board of Directors approved increases of $350.0 million and $750.0 million, respectively, to the share repurchase authorization. Repurchases will be funded from available liquidity and may be made from time to time through open market purchases, through privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act in accordance with applicable securities laws and other restrictions. The timing and amount of share repurchases will depend upon prevailing stock prices, business and market conditions, corporate and regulatory requirements, alternative investment opportunities, and other factors. The authorization has no expiration date, may be modified, suspended or discontinued at any time, and does not obligate us to repurchase any minimum number of shares. For more information on the share repurchase, refer to Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Net cash provided by operating activities	$672,931	$821,456	$916,688
Net cash provided by (used in) investing activities	529,589	(951,687)	(435,854)
Net cash (used in) provided by financing activities	(1,062,629)	244,086	(473,029)
Net increase in cash, cash equivalents and restricted cash	$139,891	$113,855	$7,805

Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $821.5 million and $916.7 million for fiscal 2025 and 2026, respectively, representing an improvement of approximately $95.2 million. The increase in cash generated from operating activities for fiscal 2026 was due primarily to the $1,318.5 million increase in our net income from operations, $357.7 million of stock-based compensation expense, and a $315.0 million increase in deferred revenue, partially offset by $1,198.9 million of deferred income taxes related to the release of our valuation allowance on the majority of our U.S. federal and state deferred tax assets.

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

Net cash used in investing activities of approximately $435.9 million for fiscal 2026 included approximately $1,167.8 million of short-term investment purchases and $76.0 million of purchases of property and equipment, partially offset by $805.2 million of maturities of short-term investments and $2.8 million of sales of short-term investments.

Cash Flows from Financing Activities

Net cash provided by financing activities of approximately $244.1 million for fiscal 2025 included approximately $848.0 million of net proceeds from the issuance of the 2029 Notes and $68.9 million of proceeds from the sale of shares through employee equity incentive plans, partially offset by approximately $307.9 million of repurchases of our Class A common stock, $256.6 million of taxes paid related to the net share settlement of equity awards, $95.5 million related to the partial repurchase of the 2027 Notes, $6.6 million of other financing activities, $3.4 million of third-party debt issuance costs related to the issuance of the 2029 Notes, and $2.8 million of issuance costs related to the Revolver.

Net cash used in financing activities of approximately $473.0 million for fiscal 2026 included approximately $483.5 million of repurchases of our Class A common stock, $195.5 million of taxes paid related to the net share settlement of equity awards, and $5.4 million of other financing activities, partially offset by $150.0 million of proceeds from the sale of shares through private placement and $61.4 million of proceeds from the sale of shares through employee equity incentive plans.

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

NUTANIX, INC.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP. We determine SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. We apply judgment in determining the transaction price for contracts with alternative payment arrangements. Refer to Note 1 and Note 2 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on revenue recognition.

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

A valuation allowance is recorded to reduce deferred tax assets to the amount more likely than not to be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Foreign Currency Risk

Our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Substantially all of our sales contracts are denominated in U.S. dollars. Our expenses are generally denominated in the currencies of the countries where our operations are located. To date, we have not undertaken any hedging transactions related to foreign currency exposure, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations evolve, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. In the event our foreign sales and expenses increase, our operating results may be more significantly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchange rates on our non-U.S. dollar monetary assets and liabilities would not have had a material impact on our historical consolidated financial statements. Foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our consolidated financial statements.

A hypothetical 10% decrease in the U.S. dollar against other currencies would result in a decrease in our operating income of approximately $70.4 million, $77.7 million and $91.6 million for fiscal 2024, 2025 and 2026, respectively. The increase in this hypothetical change in fiscal 2026 is due to an increase in our expenses denominated in foreign currencies. This analysis disregards the possibilities that rates can move in opposite directions and that losses from one geographic area may be offset by gains from another geographic area.

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

In February 2025, we entered into the Revolver, which provides for a senior secured revolving credit facility in an aggregate principal amount of $500.0 million, including a $25.0 million sublimit for the issuance of letters of credit. At our option, and subject to certain conditions, any borrowings under the Revolver bear interest at a variable rate tied to a base rate, a term Secured Overnight Financing Rate or an alternative currency term rate, plus, in each case, an applicable margin based on our total leverage ratio. Consequently, our interest expense could fluctuate as a result of the variable interest rates applicable to any borrowings under the Revolver. As of July 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

As of July 31, 2026, we had outstanding $500.0 million aggregate principal amount of 2027 Notes and $862.5 million aggregate principal amount of 2029 Notes. The 2027 Notes and the 2029 Notes are not recorded at fair value but are measured at fair value on a quarterly basis for disclosure purposes. See Note 3 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The 2027 Notes and the 2029 Notes have a fixed annual interest rate and therefore we have no economic exposure to changes in interest rates. However, the fair value of the 2027 Notes and the 2029 Notes is affected by interest rates. Generally, the fair value of the 2027 Notes and the 2029 Notes will increase as interest rates decrease and decrease as interest rates increase. In addition, the fair values of the 2027 Notes and the 2029 Notes are affected by the price of our Class A common stock. The fair value of the 2027 Notes and the 2029 Notes will generally increase as the price of our Class A common stock increases and will generally decrease as the price of our Class A common stock decreases.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Nutanix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows, for each of the three years in the period ended July 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Refer to Notes 1 and 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company generates revenue primarily from the sale of subscription term-based licenses, and which can be deployed on a variety of qualified hardware platforms or, in the case of the Company’s cloud-based SaaS offerings, via hosted service or delivered pre-installed on a server that is configured to order. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. The majority of the Company’s customers invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. In certain circumstances, customers may be invoiced under alternative payment arrangements, including installment billings. The Company applies judgment in determining the transaction price for contracts with alternative payment arrangements.

We identified revenue recognition in certain material contracts as a critical audit matter because of the significant judgments management makes in evaluating the impact of the alternative payment arrangements as they may impact the total transaction price. This required a high degree of auditor judgment and an increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue recognition for certain material contracts included the following, among others:

•
We tested the effectiveness of internal controls over revenue contracts, including the review of contracts and the determination of the transaction price.
•
We evaluated management’s significant accounting policies related to revenue recognition for compliance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.
•
We selected a sample of certain material contracts with customers and performed the following procedures:
–
We obtained and read customer contracts and related contract documentation, including master agreements, purchase orders, invoices, and related amendments.
–
We evaluated whether management properly identified the contract terms (including those related to alternative payment arrangements) and tested management’s application of the Company's policies, including the determination of the total transaction price in the arrangement.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 17, 2026

We have served as the Company’s auditor since 2013.

NUTANIX, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	July 31, 2025	July 31, 2026
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$769,502	$777,308
Short-term investments	1,223,234	1,584,155
Accounts receivable, net of allowances of $2,187 and $3,313, respectively	337,967	289,251
Deferred commissions—current	153,072	156,316
Prepaid expenses and other current assets	105,391	221,483
Total current assets	2,589,166	3,028,513
Property and equipment, net	142,814	134,887
Operating lease right-of-use assets	134,526	164,427
Deferred commissions—non-current	189,221	217,606
Intangible assets, net	2,615	1,837
Goodwill	185,235	185,235
Deferred tax asset (1)	16,974	1,215,823
Other assets—non-current	22,643	125,357
Total assets	$3,283,194	$5,073,685
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$81,599	$96,508
Accrued compensation and benefits	230,498	269,181
Accrued expenses and other current liabilities	24,187	36,117
Deferred revenue—current	1,054,023	1,246,575
Operating lease liabilities—current	23,234	35,713
Total current liabilities	1,413,541	1,684,094
Deferred revenue—non-current	1,058,731	1,176,794
Operating lease liabilities—non-current	115,754	134,310
Convertible senior notes, net	1,343,818	1,348,711
Other liabilities—non-current	45,870	27,211
Total liabilities	3,977,714	4,371,120
Commitments and contingencies (Note 7)
Stockholders’ (deficit) equity:
Common stock, par value of $0.000025 per share—1,000,000 Class A shares authorized as of July 31, 2025 and 2026; 269,045 and 270,829 Class A shares issued and outstanding as of July 31, 2025 and 2026, respectively	7	7
Additional paid-in capital	4,200,466	4,416,059
Accumulated other comprehensive income (loss)	700	(4,895)
Accumulated deficit	(4,895,693)	(3,708,606)
Total stockholders’ (deficit) equity	(694,520)	702,565
Total liabilities and stockholders’ (deficit) equity	$3,283,194	$5,073,685

(1)
Prior to the fourth quarter of fiscal 2026, this was included within Other assets—non-current. Prior period amounts have been updated to conform to the current period presentation.

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands, except per share data)
Revenue:
Product	$1,067,948	$1,341,374	$1,489,693
Support, maintenance and other services	1,080,868	1,196,553	1,363,852
Total revenue	2,148,816	2,537,927	2,853,545
Cost of revenue:
Product	36,441	28,341	21,443
Support, maintenance and other services	287,671	306,441	355,306
Total cost of revenue	324,112	334,782	376,749
Gross profit	1,824,704	2,203,145	2,476,796
Operating expenses:
Sales and marketing	977,286	1,056,465	1,150,278
Research and development	638,992	736,823	790,892
General and administrative	200,863	237,316	261,656
Total operating expenses	1,817,141	2,030,604	2,202,826
Income from operations	7,563	172,541	273,970
Other (expense) income, net	(108,881)	39,107	53,138
(Loss) income before provision for (benefit from) income taxes	(101,318)	211,648	327,108
Provision for (benefit from) income taxes	23,457	23,282	(1,179,729)
Net (loss) income	$(124,775)	$188,366	$1,506,837
Net (loss) income per share attributable to Class A common stockholders, basic	$(0.51)	$0.70	$5.61
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.51)	$0.65	$5.17
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, basic	244,743	267,479	268,691
Weighted average shares used in computing net (loss) income per share attributable to Class A common stockholders, diluted	244,743	294,083	292,183

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Net (loss) income	$(124,775)	$188,366	$1,506,837
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	5,317	554	(5,595)
Comprehensive (loss) income	$(119,458)	$188,920	$1,501,242

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Fiscal Year Ended July 31, 2026
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit) Equity
	(in thousands)
Balance - July 31, 2023	239,607	$6	$3,930,668	$(5,171)	$(4,632,922)	$(707,419)
Issuance of common stock through employee equity incentive plans	12,429	—	4,241	—	—	4,241
Issuance of common stock from ESPP purchase	1,870	—	47,327	—	—	47,327
Shares withheld related to net share settlement of equity awards	(2,996)	—	(161,552)	—	—	(161,552)
Repurchase and retirement of common stock	(2,583)	—	(41,637)	—	(89,502)	(131,139)
Issuance of common stock related to conversion of 2026 Notes	16,854	1	6,018	—	—	6,019
Stock-based compensation	—	—	333,833	—	—	333,833
Other comprehensive income	—	—	—	5,317	—	5,317
Net loss	—	—	—	—	(124,775)	(124,775)
Balance - July 31, 2024	265,181	7	4,118,898	146	(4,847,199)	(728,148)
Issuance of common stock through employee equity incentive plans	10,915	—	2,799	—	—	2,799
Issuance of common stock from ESPP purchase	1,561	—	66,136	—	—	66,136
Shares withheld related to net share settlement of equity awards	(3,950)	—	(258,244)	—	—	(258,244)
Repurchase and retirement of common stock	(4,662)	—	(71,040)	—	(236,860)	(307,900)
Induced conversion of the 2027 Notes	—	—	(9,673)	—	—	(9,673)
Stock-based compensation	—	—	351,590	—	—	351,590
Other comprehensive income	—	—	—	554	—	554
Net income	—	—	—	—	188,366	188,366
Balance - July 31, 2025	269,045	7	4,200,466	700	(4,895,693)	(694,520)
Issuance of common stock through employee equity incentive plans	8,841	—	93	—	—	93
Issuance of common stock from ESPP purchase	1,515	—	61,354	—	—	61,354
Issuance of common stock through private placement	4,137	—	150,000	—	—	150,000
Shares withheld related to net share settlement of equity awards	(3,292)	—	(189,728)	—	—	(189,728)
Repurchase and retirement of common stock	(9,417)	—	(163,793)	—	(319,750)	(483,543)
Stock-based compensation	—	—	357,667	—	—	357,667
Other comprehensive loss	—	—	—	(5,595)	—	(5,595)
Net income	—	—	—	—	1,506,837	1,506,837
Balance - July 31, 2026	270,829	$7	$4,416,059	$(4,895)	$(3,708,606)	$702,565

See the accompanying notes to the consolidated financial statements.

NUTANIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(124,775)	$188,366	$1,506,837
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	73,199	72,701	70,640
Stock-based compensation	333,833	351,590	357,667
Amortization of debt discount and issuance costs	41,600	3,877	5,452
Conversion of convertible senior notes attributable to debt discount and issuance costs	107,877	—	—
Operating lease cost, net of accretion	31,462	29,029	34,946
Non-cash interest expense	18,550	—	—
Inducement expense from partial repurchase of the 2027 Notes	—	11,347	—
Deferred income taxes	2,520	3,639	(1,198,850)
Other	(15,832)	(8,468)	(4,792)
Changes in operating assets and liabilities:
Accounts receivable, net	(53,811)	(71,886)	(39,170)
Deferred commissions	(820)	16,517	(31,630)
Prepaid expenses and other assets	46,623	(8,101)	(130,217)
Accounts payable	14,749	30,018	19,443
Accrued compensation and benefits	51,923	33,286	44,492
Accrued expenses and other liabilities	(82,632)	(4,269)	709
Operating leases, net	(30,475)	(29,954)	(33,813)
Deferred revenue	258,940	203,764	314,974
Net cash provided by operating activities	672,931	821,456	916,688
Cash flows from investing activities:
Maturities of investments	774,237	476,173	805,208
Purchases of investments	(871,259)	(1,359,593)	(1,167,799)
Sales of investments	706,363	3,016	2,750
Payments for acquisitions, net of cash acquired	(4,500)	—	—
Purchases of property and equipment	(75,252)	(71,283)	(76,013)
Net cash provided by (used in) investing activities	529,589	(951,687)	(435,854)
Cash flows from financing activities:
Repayment of convertible notes	(817,633)	—	—
Proceeds from sales of shares through employee equity incentive plans	51,571	68,935	61,447
Proceeds from sales of shares through private placement	—	—	150,000
Taxes paid related to net share settlement of equity awards	(161,552)	(256,636)	(195,534)
Proceeds from the issuance of convertible notes, net of issuance costs	—	848,010	—
Payment of third-party debt issuance costs	—	(3,448)	—
Partial repurchase of the 2027 Notes	—	(95,453)	—
Payment of revolver issuance costs	—	(2,794)	—
Repurchases of common stock	(131,139)	(307,900)	(483,543)
Other financing activities, net	(3,876)	(6,628)	(5,399)
Net cash (used in) provided by financing activities	(1,062,629)	244,086	(473,029)
Net increase in cash, cash equivalents and restricted cash	$139,891	$113,855	$7,805
Cash, cash equivalents and restricted cash—beginning of period	515,771	655,662	769,517
Cash, cash equivalents and restricted cash—end of period	$655,662	$769,517	$777,322
Restricted cash (1)	392	15	14
Cash and cash equivalents—end of period	$655,270	$769,502	$777,308
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$23,647	$32,537	$30,274
Supplemental disclosures of non-cash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued and other liabilities	$19,275	$6,945	$2,412
Forfeited paid-in-kind interest recognized in equity upon note conversion	$6,019	$—	$—
Unpaid taxes related to net share settlement of equity awards included in accrued expenses and other liabilities	$—	$13,423	$7,615

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

We are a hybrid cloud and AI platform company, offering organizations a unified infrastructure software platform to run applications, data, and AI anywhere. The Nutanix Cloud Platform is designed to enable organizations to build hybrid cloud infrastructure. It provides a consistent cloud operating model with a single platform for running and managing applications, agentic AI workloads, and data in core data centers, at the edge, and in public clouds. The Nutanix Cloud Platform supports a wide variety of workloads with varied compute, storage, and network requirements. These workloads include traditional business-critical general-purpose applications, modern applications (including containerized applications running on Kubernetes), data platforms (including SQL, NoSQL and vector databases, as well as business intelligence applications), and enterprise AI workloads (including machine learning, generative AI, and agentic AI applications).

Our business is organized into a single operating and reportable segment. We operate a subscription-based business model, meaning our products, including associated support and maintenance arrangements, are sold with a defined duration. Our solutions are primarily sold through channel partners and original equipment manufacturers ("OEMs") (collectively, "Partners") and delivered directly to our end customers.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of Nutanix, Inc. and its wholly-owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Such management estimates and assumptions include, but are not limited to, the estimate of standalone selling prices for products and related support; useful lives and recoverability of intangible assets and property and equipment; allowance for credit losses; determination of fair value of stock-based awards with market conditions; accounting for income taxes, including the valuation allowance on deferred tax assets and uncertain tax positions; purchase commitment liabilities to our contract manufacturer; sales commissions expense and the period of benefit for deferred commissions; whether an arrangement is or contains a lease; and contingencies and litigation. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Risk

Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and receivables from customers. We invest only in high-quality credit instruments and maintain our cash and cash equivalents and available-for-sale investments in fixed income securities. Management believes that the financial institutions that hold our investments are financially sound and, accordingly, are subject to minimal credit risk. Our deposits are with multiple institutions, however such deposits may exceed federally insured limits. We provide credit, in the normal course of business, to a number of companies and perform credit evaluations of our customers.

Concentration of Revenue and Accounts Receivable — We sell our products primarily through our Partners and occasionally directly to end customers. For the fiscal years ended July 31, 2024, 2025 and 2026, no end customer accounted for more than 10% of total revenue or accounts receivable.

For each significant Partner, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable, net are as follows:

	Revenue			Accounts Receivable as of
	Fiscal Year Ended July 31,			July 31, 2025	July 31, 2026
Partners	2024	2025	2026
Partner A	(1)	16%	17%	13%	16%
Partner B	11%	10%	(1)	(1)	13%
Partner C	(1)	(1)	(1)	(1)	12%
Partner D	16%	15%	15%	14%	10%
Partner E	31%	25%	22%	(1)	(1)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the allowance for credit losses are as follows:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Allowance for credit losses—beginning balance	$733	$772	$2,187
Charged to allowance for credit losses	830	1,415	1,321
Write-offs	(791)	—	(195)
Allowance for credit losses—ending balance	$772	$2,187	$3,313

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

In June 2026, we completed a comprehensive operational assessment of our server, data center engineering, and other equipment and extended the estimated useful life of these assets from three years (36 months) to five years (60 months). The change in accounting estimate will be effective beginning in fiscal 2027 and applied on a prospective basis. The expected impact to depreciation expense, net income and earnings per share is not expected to be material.

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

Goodwill and other intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually, in the fourth quarter of each fiscal year. Such goodwill and other intangible assets may also be tested for impairment between annual tests in the presence of impairment indicators such as, but not limited to: (i) a significant decrease in the market price of a long-lived asset (asset group); (ii) a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (iii) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (iv) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (v) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); or (vi) a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There have been no indicators of impairment of goodwill, intangible assets or other long-lived assets and we did not record any material impairment losses during fiscal 2024, 2025 or 2026.

Revenue Recognition

We generate revenue primarily from the sale of the Nutanix Cloud Platform, sold primarily as subscription term-based licenses, and which can be deployed on a variety of qualified hardware platforms or, in the case of our cloud-based SaaS offerings, via hosted service or delivered pre-installed on a server that is configured to order.

Our subscription term-based licenses are sold separately, or can be sold alongside configured-to-order servers. Our subscription term-based licenses typically have a term of one to five years. Our cloud-based SaaS subscriptions typically have terms extending up to five years.

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

Product revenue — Product revenue primarily consists of software revenue. A majority of our product revenue is generated from the sale of the Nutanix Cloud Platform. We also sell renewals of previously purchased software licenses and SaaS offerings. We recognize revenue from our software products upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. For our SaaS offerings, revenue is typically recognized as the services are performed. In the infrequent transactions where the hardware is purchased directly from Nutanix, we consider ourselves to be the principal in the transaction, and we record revenue and costs of goods sold on a gross basis.

Support, maintenance and other services revenue — We generate our support, maintenance and other services revenue primarily from software maintenance subscriptions and support subscriptions, which include the right to software upgrades and enhancements as well as technical support. The majority of our product sales are sold in conjunction with software maintenance subscriptions and support subscriptions, with terms typically ranging from one to five years. Occasionally, we also sell professional services with our products. We recognize revenue from software maintenance subscriptions and support contracts ratably over the contractual service period, which typically commences upon transfer of control of the corresponding products to the customer. We recognize revenue related to professional services as they are performed.

The core principle of Accounting Standards Codification ("ASC") 606 is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. This principle is achieved by applying the following five-step approach:

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
•
Determination of the transaction price — The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring goods or services to the customer. We apply judgment in determining the transaction price for contracts with alternative payment arrangements.
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
•
Recognition of revenue when, or as, performance obligations are satisfied — We satisfy performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied with the transfer of a promised good or service to a customer. For additional details on revenue recognition, refer to Note 2.

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

Contract balances — The timing of revenue recognition may differ from the timing of invoicing to customers. Our customers are typically invoiced upfront, including invoices for multi-year subscriptions, with payment terms of 30-45 days. In certain circumstances, customers may be invoiced under alternative payment arrangements, including installment billings. Invoices issued under these arrangements generally have payment terms of 30-45 days. We assess credit losses on contract balances by taking into consideration past collection experience, the credit quality of the customer, the age of the receivable balance, current and future economic conditions, and forecasts that may affect the collectibility of the reported amount. Accounts receivable are recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period in which we deliver goods or provide services, or when our right to consideration is unconditional. The balance of accounts receivable, net of allowance for credit losses, as of July 31, 2025 and 2026, is presented in the accompanying consolidated balance sheets.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In situations where the revenue recognized on a contract exceeds billings, and our right to consideration is conditional on something other than the passage of time, we record a contract asset. A contract asset becomes a receivable when invoiced, at which point the right to consideration becomes unconditional. As of July 31, 2026, our consolidated balance sheets included current contract assets of $97.0 million, included in prepaid expenses and other current assets, and non-current contract assets of $96.4 million, included in other assets—non-current. Our current and non-current contract assets were not material as of July 31, 2025.

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

Cost of Revenue

Cost of revenue consists of cost of product revenue and cost of support, maintenance and other services revenue. Personnel costs associated with our operations and global customer support organizations consist of salaries, benefits and stock-based compensation. Allocated costs consist of certain facilities, depreciation and amortization, recruiting, and information technology costs, allocated based on headcount.

Warranties

We generally provide a replacement or bug fix warranty for licensed software to conform to our documented specifications for a period of 90 days from initial delivery. With respect to hardware and components within the NX platform, warranty terms from our OEMs generally extend the warranty for repair or replacement for three years. Furthermore, our post-contract customer support ("PCS") agreements provide for the same parts replacement that customers are entitled to under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the customers’ critical business applications. Substantially all customers purchase PCS agreements.

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

We grant stock awards that are subject to either standalone service conditions, or a combination of service and performance or market-based conditions. We recognize stock-based compensation expense for employee stock awards with a service condition only using the straight-line method over the requisite service period of the awards, which is generally the vesting period. We use the graded vesting attribution method to recognize stock-based compensation expense related to employee stock awards that contain both service and performance or market-based conditions. The fair value of the 2016 ESPP purchase rights is recognized as expense on a straight-line basis over the offering period. We account for forfeitures of all share-based awards when they occur.

Foreign Currency

The functional currency of our foreign subsidiaries is the U.S. dollar. Transactions denominated in currencies other than the functional currency are remeasured at the average exchange rate in effect during the reporting period. At the end of each reporting period all monetary assets and liabilities of our subsidiaries are remeasured at the current U.S. dollar exchange rate at the end of the reporting period. Remeasurement gains and losses are included within other expense, net in our consolidated statements of operations. During the fiscal years ended July 31, 2024, 2025 and 2026, we recognized foreign currency losses of $4.3 million, $0.9 million and $12.6 million, respectively. To date, we have not undertaken any hedging transactions related to foreign currency exposure, but we may do so in the future if our exposure to foreign currency should become more significant. As our international operations evolve, we will continue to reassess our approach to managing our risk relating to fluctuations in currency rates.

Segments

Our chief operating decision maker is our Chief Executive Officer. This individual allocates resources and assesses financial performance based upon discrete financial information at the consolidated level. Accordingly, we have determined that we operate as a single operating and reportable segment. For additional details, refer to Note 13.

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

Advertising Costs

Advertising costs are charged to sales and marketing expense as incurred in our consolidated statements of operations. During the fiscal years ended July 31, 2024, 2025 and 2026, advertising expense was $14.7 million, $15.6 million and $18.1 million, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides for improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid by significant jurisdiction. We adopted this standard during the fiscal year ended July 31, 2026 and applied it on a prospective basis. For additional details, refer to Note 12.

Recently Issued and Not Yet Adopted Accounting Pronouncements

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages and clarifies the threshold entities apply to begin capitalizing costs. This new ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU will be effective for us beginning in fiscal 2029. We are currently evaluating the impact this new standard will have on our consolidated financial statements.

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

The following table depicts the disaggregation of revenue by revenue type, consistent with how we evaluate our financial performance:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Subscription	$2,016,776	$2,410,751	$2,712,274
Professional services and other (1)	132,040	127,176	141,271
Total revenue	$2,148,816	$2,537,927	$2,853,545

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

•
Ratable — We recognize revenue from software maintenance subscriptions, support subscriptions and SaaS offerings ratably over the contractual service period, the substantial majority of which relate to software maintenance subscriptions and support subscriptions. These offerings represented approximately $1,029.0 million, $1,138.4 million and $1,299.7 million of our subscription revenue for fiscal 2024, 2025 and 2026, respectively.
•
Upfront — We generally recognize revenue from our subscription software licenses upfront upon the transfer of control to the customer. For sales of our software purchased alongside a server from an OEM or other partner, revenue is typically recognized upon shipment of the server. For software sold separately from a server, revenue is typically recognized when the software is made available to the customer. These subscription software licenses represented approximately $987.8 million, $1,272.4 million and $1,412.6 million of our subscription revenue for fiscal 2024, 2025 and 2026, respectively.

Professional services and other revenue — Includes Professional services revenue and Other non-subscription product revenue, as described below:

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Professional services revenue — We also sell professional services with our products. We recognize revenue related to professional services as they are performed. Professional services revenue was approximately $100.9 million, $112.2 million, and $126.6 million for fiscal 2024, 2025 and 2026, respectively.
•
Other non-subscription product revenue — Includes non-portable software revenue and hardware revenue, which were immaterial for the periods presented.

Significant changes in the balance of deferred revenue (contract liability) and deferred commissions (contract cost asset) for the periods presented are as follows:

	Deferred Revenue	Deferred Commissions
	(in thousands)
Balance as of July 31, 2024	$1,872,706	$358,811
Additions	2,777,975	228,378
Revenue/commissions recognized	(2,537,927)	(244,896)
Balance as of July 31, 2025	2,112,754	342,293
Additions	3,164,160	275,072
Revenue/commissions recognized	(2,853,545)	(243,443)
Balance as of July 31, 2026	$2,423,369	$373,922

During the fiscal year ended July 31, 2025, we recognized revenue of approximately $863.1 million pertaining to amounts deferred as of July 31, 2024. During the fiscal year ended July 31, 2026, we recognized revenue of approximately $1,054.0 million pertaining to amounts deferred as of July 31, 2025.

Many of our contracted but not invoiced performance obligations are subject to cancellation terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and non-cancelable amounts that will be invoiced and recognized as revenue in future periods and excludes performance obligations that are subject to cancellation terms. As of July 31, 2025, we had approximately $2,692.6 million of remaining performance obligations, of which we expected to recognize approximately 49% within 12 months, approximately 36% over the subsequent 13- to 36-month period, and the remainder thereafter. As of July 31, 2026, we had approximately $3,440.4 million of remaining performance obligations, of which we expect to recognize approximately 49% within 12 months, approximately 38% over the subsequent 13- to 36-month period, and the remainder thereafter.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of our financial assets measured on a recurring basis is as follows:

	As of July 31, 2025
	Level I	Level II	Level III	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$371,762	$—	$—	$371,762
U.S. Government securities	—	21,703	—	21,703
Commercial paper	—	13,068	—	13,068
Short-term investments:
Corporate bonds	—	647,074	—	647,074
Commercial paper	—	163,055	—	163,055
U.S. Government securities	—	413,105	—	413,105
Total measured at fair value	$371,762	$1,258,005	$—	$1,629,767
Cash				362,969
Total cash, cash equivalents and short-term investments				$1,992,736
Financial Assets, Non-Current:
Convertible note receivable	$—	$—	$5,460	$5,460

	As of July 31, 2026
	Level I	Level II	Level III (1)	Total
	(in thousands)
Financial Assets, Current:
Cash equivalents:
Money market funds	$315,721	$—	$—	$315,721
U.S. Government securities	—	5,987	—	5,987
Commercial paper	—	15,701	—	15,701
Short-term investments:
Corporate bonds	—	909,507	—	909,507
Commercial paper	—	60,581	—	60,581
U.S. Government securities	—	614,067	—	614,067
Total measured at fair value	$315,721	$1,605,843	$—	$1,921,564
Cash				439,899
Total cash, cash equivalents and short-term investments				$2,361,463

(1)
During the fourth quarter of fiscal 2026, we determined that the fair value of the convertible note received as part of the sale of the Frame Desktop-as-a-Service business, previously considered a Level III financial asset, was zero. As such, we wrote off the asset and recognized a loss of $5.5 million within other income (expense) in the consolidated statement of operations for the fiscal year ended July 31 2026.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Instruments Not Recorded at Fair Value on a Recurring Basis

We report our financial instruments at fair value, with the exception of the 2027 Notes and 2029 Notes (collectively, the "Notes"). Financial instruments that are not recorded at fair value on a recurring basis are measured at fair value on a quarterly basis for disclosure purposes. The carrying values and estimated fair values of financial instruments not recorded at fair value are as follows:

	As of July 31, 2025		As of July 31, 2026
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in thousands)
2027 Notes	$497,059	$695,295	$498,410	$601,115
2029 Notes	846,759	976,652	850,301	900,528
Total	$1,343,818	$1,671,947	$1,348,711	$1,501,643

The carrying value of the 2027 Notes as of July 31, 2025 and 2026 was net of unamortized debt issuance costs of $2.9 million and $1.6 million, respectively.

The carrying value of the 2029 Notes as of July 31, 2025 and 2026 was net of unamortized debt issuance costs of $15.7 million and $12.2 million, respectively.

The total estimated fair values of the Notes were determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. We consider the fair values of the Notes to be Level II valuations due to the limited trading activity.

NOTE 4. BALANCE SHEET COMPONENTS

Short-Term Investments

The amortized cost of our short-term investments approximates their fair value. Unrealized losses related to our short-term investments are generally due to interest rate fluctuations, as opposed to credit quality. However, we review individual securities that are in an unrealized loss position in order to evaluate whether or not they have experienced or are expected to experience credit losses that would result in a decline in fair value. As of July 31, 2025 and 2026, unrealized gains and losses from our short-term investments were not material and were not the result of a decline in credit quality. As a result, as of July 31, 2025 and 2026, we did not record any credit losses for these investments.

The following table summarizes the estimated fair value of our investments in marketable debt securities by their contractual maturity dates:

As of July 31, 2026
(in thousands)
Due within one year	$731,572
Due in one to three years	852,583
Total	$1,584,155

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Prepaid operating expenses	$56,762	$66,355
VAT receivables	10,316	13,304
Other current assets	38,313	141,824
Total prepaid expenses and other current assets	$105,391	$221,483

The increase in other current assets from July 31, 2025 to July 31, 2026 was due primarily to the addition of $97.0 million of current contract assets related to revenue contracts where revenue recognized exceeds billings. For additional details on contract assets, refer to Note 2.

Property and Equipment, Net

Property and equipment, net consists of the following:

		As of
	Estimated Useful Life	July 31, 2025	July 31, 2026
	(in months)	(in thousands)
Computer, production, engineering and other equipment	36	$435,564	$450,087
Demonstration units	12	59,475	55,796
Leasehold improvements	(1)	71,520	80,372
Software	(2)	29,152	28,808
Furniture and fixtures	60	15,542	16,954
Total property and equipment, gross		611,253	632,017
Less: accumulated depreciation		(468,439)	(497,130)
Total property and equipment, net		$142,814	$134,887

(1)
Leasehold improvements are amortized over the shorter of the estimated useful lives of the improvements or the remaining lease term.
(2)
The estimated useful life of software ranges from 36 to 120 months, representing the period during which the software is expected to contribute, either directly or indirectly, to our future cash flows.

Depreciation expense related to our property and equipment was $65.6 million, $66.3 million and $66.8 million for the fiscal years ended July 31, 2024, 2025 and 2026, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible Assets, Net

Intangible assets, net consists of the following:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Developed technology	$79,838	$79,838
Customer relationships	11,230	11,230
Trade name	4,200	4,200
Total intangible assets, gross	95,268	95,268
Less:
Accumulated amortization of developed technology	(78,989)	(79,405)
Accumulated amortization of customer relationships	(9,464)	(9,826)
Accumulated amortization of trade name	(4,200)	(4,200)
Total accumulated amortization	(92,653)	(93,431)
Total intangible assets, net	$2,615	$1,837

Amortization expense related to our intangible assets is recognized in our consolidated statements of operations within product cost of revenue for developed technology and sales and marketing expense for customer relationships and trade name. Amortization expense was $3.7 million, $2.5 million and $0.8 million for the fiscal years ended July 31, 2024, 2025 and 2026, respectively.

The changes in the net book value of intangible assets, net are as follows:

	As of July 31,
	2025	2026
	(in thousands)
Intangible assets, net—beginning balance	$5,153	$2,615
Amortization of intangible assets (1)	(2,538)	(778)
Intangible assets, net—ending balance	$2,615	$1,837

(1)
Represents amortization expense related to intangible assets recognized during the year in our consolidated statements of operations, within product cost of revenue and sales and marketing expense.

The estimated future amortization expense of our intangible assets is as follows:

Fiscal Year Ending July 31:	Amount
(in thousands)
2027	778
2028	353
2029	353
2030	353
2031	—
Total	$1,837

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

There have been no changes to the carrying amount of goodwill during the periods presented.

Accrued Compensation and Benefits

Accrued compensation and benefits consists of the following:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Accrued commissions and taxes	$51,036	$51,053
Accrued bonus	37,654	42,620
Accrued vacation	31,062	34,386
Accrued severance	6,264	32,266
Payroll taxes payable	31,366	27,391
Contributions to ESPP withheld	26,325	23,832
Accrued benefits	17,976	22,964
Accrued wages and taxes	18,846	22,243
Other	9,969	12,426
Total accrued compensation and benefits	$230,498	$269,181

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total interest expense recognized related to the 2026 Notes:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Interest expense related to amortization of debt discount	$35,955	$—	$—
Interest expense related to amortization of debt issuance costs	4,107	—	—
Non-cash interest expense	18,550	—	—
Interest expense related to conversion of 2026 Notes attributable to debt discount and issuance costs	107,877	—	—
Total interest expense	$166,489	$—	$—

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

The partial exchange of the 2023 Notes and issuance of the 2027 Notes was accounted for as a debt extinguishment. The $64.9 million difference between the total reacquisition price paid and the net carrying amount of the 2023 Notes was recognized as a debt extinguishment loss within other expense, net in our consolidated statement of operations.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2027 Notes consisted of the following:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Principal amounts:
Principal	$500,000	$500,000
Unamortized debt issuance costs (1)	(2,941)	(1,590)
Net carrying amount	$497,059	$498,410

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2027 Notes using the effective interest rate method. The effective interest rate is 0.52%.

As of July 31, 2026, the remaining life of the 2027 Notes was approximately 1.2 years.

The following table sets forth the total interest expense recognized related to the 2027 Notes:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Contractual interest expense	$1,352	$1,321	$1,251
Interest expense related to amortization of debt issuance costs	1,538	1,420	1,351
Total interest expense	$2,890	$2,741	$2,602

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2029 Notes consisted of the following:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Principal amounts:
Principal	$862,500	$862,500
Unamortized debt issuance costs (1)	(15,741)	(12,199)
Net carrying amount	$846,759	$850,301

(1)
Included in our consolidated balance sheets within convertible senior notes, net and amortized over the remaining life of the 2029 Notes using the effective interest rate method. The effective interest rate is 0.93%.

As of July 31, 2026, the remaining life of the 2029 Notes was approximately 3.4 years.

The following table sets forth the total interest expense recognized related to the 2029 Notes:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Contractual interest expense	$—	$2,695	$4,323
Interest expense related to amortization of debt issuance costs	—	2,196	3,542
Total interest expense	$—	$4,891	$7,865

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

The Revolver contains customary affirmative and negative covenants (including a financial covenant and restrictions on liens, investments, indebtedness, fundamental changes, restricted payments, transactions with affiliates, prepayments of subordinated debt and other matters, all subject to certain exceptions). The financial covenant requires us to maintain a total leverage ratio of less than or equal to 3.75:1.00, tested at the end of each fiscal quarter. The financial covenant is subject to a 0.50:1.00 step-up for four fiscal quarters following a material acquisition (as defined in the Revolver). As of July 31, 2026, we were in compliance with the financial covenant associated with the Revolver.

As of July 31, 2026, we had no borrowings and an immaterial amount of letters of credit outstanding under the Revolver.

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

Total operating lease cost was approximately $38.6 million, $37.7 million and $45.6 million for the fiscal years ended July 31, 2024, 2025 and 2026, respectively, excluding short-term lease costs, variable lease costs and sublease income, each of which were not material. Variable lease costs primarily include common area maintenance charges. Total finance lease cost was immaterial for the fiscal years ended July 31, 2024, 2025 and 2026.

In fiscal 2026, we executed an agreement to reduce the term and payments of a lease for a data center facility. The agreement was accounted for as a lease modification under ASC 842. Accordingly, the lease liability was remeasured resulting in a $16.7 million reduction to both the lease liability and right-of-use asset.

Supplemental balance sheet information related to our leases is as follows:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Operating leases:
Operating lease right-of-use assets, gross	$217,060	$264,718
Accumulated amortization	(82,534)	(100,291)
Operating lease right-of-use assets, net	$134,526	$164,427
Operating lease liabilities—current	$23,234	$35,713
Operating lease liabilities—non-current	115,754	134,310
Total operating lease liabilities	$138,988	$170,023
Weighted average remaining lease term (in years):	4.5	4.5
Weighted average discount rate:	6.3%	6.2%

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
Finance leases:
Finance lease right-of-use assets, gross (1)	$18,288	$10,539
Accumulated amortization (1)	(12,805)	(8,125)
Finance lease right-of-use assets, net (1)	$5,483	$2,414
Finance lease liabilities—current (2)	$3,301	$1,763
Finance lease liabilities—non-current (3)	2,734	971
Total finance lease liabilities	$6,035	$2,734
Weighted average remaining lease term (in years):	2.0	1.5
Weighted average discount rate:	7.1%	7.6%

(1)
Included in our consolidated balance sheets within property and equipment, net.
(2)
Included in our consolidated balance sheets within accrued expenses and other current liabilities.
(3)
Included in our consolidated balance sheets within other liabilities—non-current.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental cash flow and other information related to our leases is as follows:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39,973	$37,419	$41,481
Operating cash flows from finance leases	$885	$614	$317
Financing cash flows from finance leases	$3,601	$3,922	$3,399
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$46,153	$54,435	$64,847
Finance leases	$1,066	$—	$—

The undiscounted cash flows for our lease liabilities as of July 31, 2026 were as follows:

Fiscal Year Ending July 31:	Operating Leases	Finance Leases	Total
	(in thousands)
2027	$45,428	$1,908	$47,336
2028	46,307	961	47,268
2029	44,063	42	44,105
2030	33,935	—	33,935
2031	10,163	—	10,163
Thereafter	16,918	—	16,918
Total lease payments	196,814	2,911	199,725
Less: imputed interest	(26,791)	(177)	(26,968)
Total lease obligation	170,023	2,734	172,757
Less: current lease obligations	(35,713)	(1,763)	(37,476)
Long-term lease obligations	$134,310	$971	$135,281

As of July 31, 2026, we had additional operating lease commitments of approximately $51.4 million on an undiscounted basis for certain office leases that have not yet commenced. These operating leases will commence during fiscal 2027, with lease terms of approximately seven years.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In the normal course of business, we make commitments with our contract manufacturer to ensure them a minimum level of financial consideration for their investment in our joint solutions. These commitments are based on performance targets or on-hand inventory and non-cancelable purchase orders for non-standard components. We record a charge related to these items when we determine that it is probable a loss will be incurred and we are able to estimate the amount of the loss. Our historical charges have not been material. As of July 31, 2026, we had approximately $85.3 million of non-cancelable purchase obligations and other commitments pertaining to our daily business operations, and approximately $163.0 million in the form of guarantees to our contract manufacturer.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees and Indemnifications

We have entered into agreements with some of our Partners and customers that contain indemnification provisions in the event of claims alleging that our products infringe the intellectual property rights of a third party. The scope of such indemnification varies, and may include, in certain cases, the ability to cure the indemnification by modifying or replacing the product at our own expense, requiring the return and refund of the infringing product, procuring the right for the partner and customer to continue to use or distribute the product, as applicable, and/or defending the partner or customer against and paying any damages from third-party actions based upon claims of infringement. Other guarantees or indemnification arrangements include guarantees of product and service performance.

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

Legal Proceedings

The U.S. Department of Justice (the "DOJ") has been investigating U.S. federal government IT purchases, including historical conduct by a former employee involving one of our federal customers. After the former employee left our company, we learned that he was charged and pleaded guilty to conspiracy to defraud the United States and wire fraud related to a 2019 procurement that allegedly resulted in a loss to the government. With outside counsel’s assistance, we commenced an internal investigation into the former employee’s and some third-party partners’ activities on procurement opportunities with this customer in several prior fiscal years and identified some historical conduct that appears inconsistent with our Code of Business Conduct and Ethics and related policies. We have been cooperating fully with the DOJ, including responding to a grand jury subpoena. Our internal investigation is ongoing, and we cannot predict the outcome or reasonably estimate any potential loss at this time. At this time, we do not expect this matter to have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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

We are not currently a party to any other legal proceedings that we believe to be material to our business or financial condition. From time to time, we may become subject to various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. STOCKHOLDERS’ EQUITY

We have one class of outstanding common stock consisting of Class A common stock. As of July 31, 2026, we had 1.0 billion shares of Class A common stock authorized, with a par value of $0.000025 per share, and approximately 270.8 million shares issued and outstanding, and 0.2 million shares of preferred stock authorized, with a par value of $0.000025 per share, and no shares issued and outstanding.

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

During the fiscal year ended July 31, 2025, we repurchased approximately 1.6 million shares of Class A common stock in open market transactions at a weighted average price of $68.25 per share for an aggregate purchase price of approximately $107.4 million under this share repurchase program. During the fiscal year ended July 31, 2026, we repurchased approximately 9.4 million shares of Class A common stock in open market transactions at a weighted average price of $51.24 per share for an aggregate purchase price of approximately $482.5 million under this share repurchase program, including shares repurchased under the accelerated share repurchase agreement, discussed below. As of July 31, 2026, approximately $728.9 million remained available for future share repurchases under the authorization.

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock Reserved for Issuance

As of July 31, 2026, we had reserved shares of common stock for future issuance as follows:

As of July 31, 2026
(in thousands)
Shares reserved for future equity grants	15,192
Shares underlying outstanding stock options	1
Shares underlying outstanding restricted stock units	12,097
Shares reserved for future employee stock purchase plan awards	7,671
Total	34,961

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

Under the 2016 Plan, we may grant incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to employees, directors and consultants. As of July 31, 2026, we had reserved a total of approximately 27.3 million shares for the issuance of equity awards under the Stock Plans, of which approximately 15.2 million shares were still available for grant.

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

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.3 million PRSUs to our CEO. These PRSUs have a grant date fair value per unit of $45.86 and will vest up to 200% based on achievement of specified annual recurring revenue and free cash flow hurdles over a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2024, 2025 and 2026, the Compensation Committee of our Board of Directors approved the grant of approximately 0.8 million, 0.4 million and 0.5 million MSUs, respectively, to certain of our executives. These MSUs have a weighted average grant date fair value per unit of approximately $47.65, $93.40 and $121.44, respectively, and will vest up to 200% of the target number of MSUs based upon our total shareholder return relative to the total shareholder return of companies in the Nasdaq Composite Index over a performance period of approximately 3.0 years, 3.0 years and 2.8 years, respectively, subject to continuous service on each vesting date.

In January 2024, the Compensation Committee of our Board of Directors approved the grant of approximately 0.2 million MSUs to our CEO. These MSUs have a weighted average grant date fair value of $62.85 per unit and will vest up to 200% based on achievement of specified stock price hurdles at any time during a performance period of approximately 3.6 years, subject to his continuous service as CEO through the vesting date.

Below is a summary of RSU activity and PRSU and MSU (collectively, "PSU") activity under the Stock Plans:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value per Share	Number of Shares	Weighted Average Grant Date Fair Value per Share
	(in thousands)		(in thousands)
Outstanding at July 31, 2023	22,814	$23.69	1,960	$33.49
Granted (1)	9,850	$34.22	1,396	$49.82
Released (1)	(10,844)	$25.76	(796)	$25.25
Forfeited	(1,959)	$25.73	(246)	$45.15
Outstanding at July 31, 2024	19,861	$27.58	2,314	$44.94
Granted (1)	5,658	$61.62	711	$86.81
Released (1)	(9,526)	$30.16	(1,140)	$42.46
Forfeited	(1,562)	$34.63	(72)	$52.48
Outstanding at July 31, 2025	14,431	$38.46	1,813	$62.63
Granted (1)	5,315	$66.10	694	$99.27
Released (1)	(7,903)	$35.64	(931)	$44.75
Forfeited	(1,294)	$46.11	(29)	$110.89
Outstanding at July 31, 2026	10,549	$53.56	1,547	$88.92

(1)
For PSUs, includes additional shares granted upon vesting due to achievement over 100%.

The aggregate grant date fair value of RSUs, including PSUs, vested was $299.5 million, $335.7 million and $323.3 million for the fiscal years ended July 31, 2024, 2025 and 2026, respectively.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Below is a summary of stock option activity under the Stock Plans:

	Fiscal Year Ended July 31,
	2024				2025				2026
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)	(in thousands)		(in years)	(in thousands)
Outstanding at beginning of period	1,046	$6.83	1.1	$24,451	258	$11.26	0.7	$10,138	8	$13.11	0.7	$492
Options granted	—	$—			—	$—			—	$—
Options exercised	(788)	$5.38			(250)	$11.20			(7)	$13.23
Options canceled/forfeited	—	$—			—	$—			—	$—
Outstanding at end of period	258	$11.26	0.7	$10,138	8	$13.11	0.7	$492	1	$12.31	0.1	$47
Exercisable at end of period	258	$11.26	0.7	$10,138	8	$13.11	0.7	$492	1	$12.31	0.1	$47

The aggregate intrinsic value of stock options exercised during the fiscal years ended July 31, 2024, 2025 and 2026 was $37.8 million, $13.9 million and $0.4 million, respectively. Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of our common stock. Cash received from option exercises was $4.2 million, $2.8 million and $0.1 million for the fiscal years ended July 31, 2024, 2025 and 2026, respectively. There were no stock options that vested during the fiscal years ended July 31, 2024, 2025 or 2026. We did not grant any stock options during the fiscal years ended July 31, 2024, 2025 or 2026.

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

During the fiscal year ended July 31, 2026, approximately 1.5 million shares of common stock were purchased under the 2016 ESPP for an aggregate amount of approximately $61.4 million. As of July 31, 2026, approximately 7.7 million shares were available for future issuance under the 2016 ESPP.

We use the Black-Scholes option pricing model to determine the fair value of shares purchased under the 2016 ESPP with the following weighted average assumptions on the date of grant:

	Fiscal Year Ended July 31,
	2024	2025	2026
Expected term (in years)	0.78	0.72	0.81
Risk-free interest rate	5.1%	4.9%	3.9%
Volatility	47.2%	46.2%	47.9%
Dividend yield	—%	—%	—%

Stock-Based Compensation

Total stock-based compensation expense recognized in our consolidated statements of operations is as follows:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Cost of revenue:
Product	$6,822	$2,824	$1,550
Support, maintenance and other services	27,285	27,582	28,190
Sales and marketing	80,190	80,930	82,402
Research and development	156,784	175,361	180,844
General and administrative	62,752	64,893	64,681
Total stock-based compensation expense	$333,833	$351,590	$357,667

As of July 31, 2026, unrecognized stock-based compensation expense related to outstanding stock awards was approximately $594.1 million and is expected to be recognized over a weighted average period of approximately 2.0 years.

NOTE 10. RESTRUCTURING CHARGES

In August 2026, we announced a plan to reduce our global headcount by approximately 5%, following a review of our business structure. This headcount reduction is intended to streamline and realign our organizational structure, improve operational efficiency and agility, and reallocate resources toward strategic priorities and long-term growth objectives.

As of July 31, 2026, we recognized total restructuring charges of approximately $27.6 million, which consisted primarily of customary severance and other termination benefits directly related to this reduction in force. Of the approximately $27.6 million recognized, $3.7 million is included within support, maintenance and other services cost of revenue, $17.6 million is included within sales and marketing expense, $5.2 million is included within research and development expense, and $1.1 million is included within general and administrative expense on our consolidated statements of operations.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended July 31, 2026, we did not make any cash payments. As of July 31, 2026, we had a remaining restructuring liability of approximately $27.6 million, included within accrued compensation and benefits and accrued expenses and other current liabilities in our consolidated balance sheet. We expect to incur additional charges of $5.4 million to $15.4 million related to this reduction in force during fiscal 2027.

NOTE 11. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by factoring in potentially dilutive common stock equivalents outstanding during the period, provided their effect is dilutive. Potentially dilutive common shares include shares issuable upon the exercise of stock options, the vesting of RSUs and PSUs, each purchase under the 2016 ESPP, and common stock issuable upon the conversion of convertible debt under the if-converted method.

In loss periods, basic net loss per share and diluted net loss per share are the same, as the effect of potential common shares is antidilutive and therefore excluded.

The computation of basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands, except per share data)
Numerator:
Net (loss) income	$(124,775)	$188,366	$1,506,837
Add: Interest expense related to convertible senior notes, net of tax	—	3,173	4,403
Diluted net (loss) income	$(124,775)	$191,539	$1,511,240
Denominator:
Weighted average shares, basic	244,743	267,479	268,691
Add: Dilutive effect of common stock equivalents	—	26,604	23,492
Weighted average shares, diluted	244,743	294,083	292,183

Net (loss) income per share attributable to Class A common stockholders, basic	$(0.51)	$0.70	$5.61
Net (loss) income per share attributable to Class A common stockholders, diluted	$(0.51)	$0.65	$5.17

The following shares of common stock were excluded from the computation of diluted net income (loss) per share for the periods presented, as their effect would have been antidilutive:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Outstanding stock options, RSUs and PSUs	22,433	839	5,906
Employee stock purchase plan	1,148	64	136
Common stock issuable upon the conversion of convertible notes	39,423	—	—
Total	63,004	903	6,042

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

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. INCOME TAXES

Income Taxes

(Loss) income before provision for (benefit from) income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Domestic	$(167,745)	$118,516	$221,988
Foreign	66,427	93,132	105,120
(Loss) income before provision for (benefit from) income taxes	$(101,318)	$211,648	$327,108

Provision for (benefit from) income taxes by fiscal year consisted of the following:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
Current:
U.S. federal	$—	$1,489	$16
State and local	2,052	3,774	3,173
Foreign	23,925	21,657	17,029
Total current taxes	25,977	26,920	20,218
Deferred:
U.S. federal	24	24	(1,091,757)
State and local	—	—	(104,005)
Foreign	(2,544)	(3,662)	(4,185)
Total deferred taxes	(2,520)	(3,638)	(1,199,947)
Provision for (benefit from) income taxes	$23,457	$23,282	$(1,179,729)

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the benefit from income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Fiscal Year Ended July 31, 2026
	(in thousands)
U.S. federal income tax at statutory rate	$68,710	21.0%
State and local income taxes (1)	(100,832)	(30.8)%
Foreign tax effects	7,118	2.2%
Effect of cross-border tax laws
Effect of foreign branches	20,852	6.4%
Tax credit
Foreign tax credits	(35,593)	(10.9)%
Research and development tax credits	(28,110)	(8.6)%
Changes in valuation allowances (2)	(1,093,034)	(334.1)%
Nontaxable or nondeductible items
Stock-based compensation	(19,807)	(6.1)%
Other	5,703	1.7%
Changes in unrecognized tax benefits	(3,793)	(1.2)%
Other adjustments	(943)	(0.3)%
Effective tax rate	$(1,179,729)	(360.7)%

(1)
State taxes in California, Illinois, Minnesota, New York, Maryland, and Georgia make up the majority (greater than 50%) of this category. State taxes include the one-time release of a $114.0 million valuation allowance from state deferred tax assets, other than California R&D.
(2)
During the fiscal year ended July 31, 2026, we recorded a $1,094.2 million tax benefit related to the release of our valuation allowance on U.S. federal deferred tax assets, partially offset by $1.2 million of tax expense related to the increase in the valuation allowance for capital losses generated during fiscal 2026.

For the fiscal years ended July 31, 2024 and 2025, the provision for income taxes differs from the amount computed by applying the statutory federal income tax rate, in accordance with the guidance prior to the adoption of ASU 2023-09, as follows:

	Fiscal Year Ended July 31,
	2024	2025
	(in thousands)
U.S. federal income tax at statutory rate	$(21,277)	$44,446
Change in valuation allowance	115,826	89,264
Stock-based compensation	(47,632)	(67,782)
Effect of foreign operations	(2,553)	(7,111)
Research and development tax credits	(30,076)	(41,597)
Non-deductible expenses	4,704	3,413
Change in unrecognized tax benefit	2,840	(4,977)
State income taxes	2,052	3,774
Tax impact of debt conversion	—	2,383
Other	(427)	1,469
Total	$23,457	$23,282

During the fiscal years ended July 31, 2024 and 2025, our provision for income taxes was primarily attributable to foreign tax provisions in certain foreign jurisdictions in which we conduct business. During the fiscal year ended July 31, 2026, our benefit from income taxes was primarily attributable to the release of our valuation allowance on the majority of our U.S. federal and state deferred tax assets.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes income taxes paid, net of refunds, exceeding five percent of total income taxes paid, net of refunds, in the following jurisdictions:

Fiscal Year Ended July 31, 2026
(in thousands)
U.S. state and local	$3,095
Foreign
Netherlands	5,192
India	13,446
Other	7,942
Total cash taxes paid, net of refund	$29,675

The temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2025	2026
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$416,176	$393,829
Tax credit carryforward	365,828	431,457
Deferred revenue	213,308	237,076
Capitalized research expenses	356,927	287,895
Leases	41,364	48,739
Accruals and reserves	30,940	44,979
Stock-based compensation	17,573	18,176
Intangibles and goodwill	8,044	7,330
Property and equipment	—	2,034
Other assets	26,434	26,610
Total deferred tax assets	1,476,594	1,498,125
Deferred tax liabilities:
Deferred commission expense	(79,757)	(87,572)
Leases	(41,294)	(47,581)
Prepaid expenses	(2,387)	(2,412)
Property and equipment	(911)	—
Intangibles and goodwill	(1,504)	(1,649)
Other	(15,984)	(18,985)
Total deferred tax liabilities	(141,837)	(158,199)
Valuation allowance	(1,318,056)	(124,378)
Net deferred tax assets	$16,701	$1,215,548

We regularly assess the need for a valuation allowance against our deferred tax assets based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing taxable temporary differences by jurisdiction. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of deferred tax assets to determine, based on the weight of all available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will be realized.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 31, 2026, we reported a cumulative three-year U.S. pre-tax profit and sustained profitability in recent operating periods. This information is both objective and verifiable; thereby representing strong positive evidence that carries significant weight. In addition, based on our available financial forecast, we expect continuing profitability in the U.S. We also considered forecasts of future taxable income and evaluated the utilization of net operating loss and tax credit carryforwards prior to their expiration. Based on all available positive and negative evidence, including the objective and verifiable positive evidence as described above and anticipated future earnings, we concluded it is more-likely-than-not that a majority of our U.S. federal and state deferred tax assets will be realizable. We continue to maintain a valuation allowance against the California R&D credits as of July 31, 2026, as we expect California R&D tax credit generation to exceed our ability to use these credits in future periods.

The valuation allowance on deferred tax assets was $1.3 billion and $124.4 million as of July 31, 2025 and 2026, respectively. The net change in the total valuation allowance for the fiscal years ended July 31, 2025 and 2026 was an increase of $112.3 million and a decrease of $1,193.7 million, respectively.

As of July 31, 2026, we had approximately $1.7 billion of federal net operating loss carryforwards and $1.3 billion of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in fiscal 2027. In addition, we had approximately $246.3 million of federal research credit carryforwards, $183.7 million of state research credit carryforwards and $93.2 million of foreign tax credit carryforwards available to reduce future tax liability. The federal credits will begin to expire in fiscal 2035 and the state credits can be carried forward indefinitely. The foreign credits will begin to expire in fiscal 2029.

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

We recognize uncertain tax positions in our financial statements if that position will more likely than not be sustained on audit, based on the technical merits of the position. A reconciliation of our unrecognized tax benefits, excluding accrued interest and penalties, is as follows:

	Fiscal Year Ended July 31,
	2025	2026
	(in thousands)
Balance at the beginning of the year	$102,647	$110,178
Increases related to current year tax positions	9,651	10,357
Increases related to prior year tax positions	1,670	6,438
Decreases related to prior year tax positions	(144)	(3,464)
Lapse of statute of limitations/Settlements/Other	(3,646)	(9,966)
Balance at the end of the year	$110,178	$113,543

As of July 31, 2026, if uncertain tax positions are fully recognized in the future, it would result in a $79.6 million impact to our effective tax rate and the remaining amount would result in adjustments to deferred tax assets and corresponding adjustments to the valuation allowance.

We recognize interest and/or penalties related to income tax matters as a component of income tax expense. As of July 31, 2026, we had recognized $1.0 million of accrued interest and penalties related to uncertain tax positions. During the fiscal year ended July 31, 2026, we recognized a tax benefit of $7.0 million related to interest and penalties.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The One Big Beautiful Bill Act ("OBBBA") includes significant changes to U.S. income tax laws, including the repeal of mandatory capitalization of domestic research and development expenditures, extensions of bonus depreciation, and modifications to the international tax regimes. The effects of these provisions have been evaluated and reflected in our income tax provision for the fiscal year ended July 31, 2026.

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

The following table sets forth revenue by geographic location based on bill-to location:

	Fiscal Year Ended July 31,
	2024	2025	2026
	(in thousands)
United States	$1,189,213	$1,409,367	$1,530,445
Europe, the Middle East and Africa	563,281	685,569	831,422
Asia Pacific	348,952	392,744	417,787
Other Americas	47,370	50,247	73,891
Total revenue	$2,148,816	$2,537,927	$2,853,545

For the fiscal years ended July 31, 2024, 2025 and 2026, no individual country, other than the United States, accounted for more than 10% of total revenue.

NUTANIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth long-lived assets, which primarily include property and equipment, net, by geographic location:

	As of
	July 31, 2025	July 31, 2026
	(in thousands)
United States	$108,921	$100,018
International	33,893	34,869
Total long-lived assets	$142,814	$134,887

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on our management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of July 31, 2026.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of July 31, 2026.

The effectiveness of our internal control over financial reporting as of July 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Nutanix, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Nutanix, Inc. and subsidiaries (the "Company") as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 31, 2026, of the Company and our report dated September 17, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
September 17, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans

On July 7, 2026, Rajiv Ramaswami, our Chief Executive Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Ramaswami’s plan provides for the sale, from time to time during the period beginning on October 6, 2026 through July 7, 2027, of up to 400,000 shares.

On July 10, 2026, Gayle Sheppard, a member of our board of directors, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sheppard's plan provides for the sale, from time to time during the period beginning on October 9, 2026 through July 9, 2027, of up to 3,500 shares.

On July 10, 2026, Rukmini Sivaraman, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Sivaraman's plan provides for the sale, from time to time during the period beginning on October 12, 2026 through July 12, 2027, of up to 232,712 shares.

Other than as set forth above, during the three months ended July 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders ("2026 Proxy Statement"), which will be filed not later than 120 days after the end of our fiscal year ended July 31, 2026.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.

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

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Complete copy of the Amended and Restated Certificate of Incorporation, as amended, consisting of (i) the Amended and Restated Certificate of Incorporation filed on December 9, 2022 and (ii) the Certificate of Amendment filed on December 8, 2023.	10-Q	001-37883	3.1	3/7/2024
3.2	Second Amended and Restated Bylaws.	8-K	001-37883	3.1	3/26/2026
3.3	Certificate of Retirement of Class B Common Stock.	8-K	001-37883	3.1	1/4/2022
4.1	Specimen Class A Common Stock Certificate of the Registrant.	S-1/A	333-208711	4.2	4/4/2016
4.2	Description of Class A Common Stock.	10-K	001-37883	4.4	9/21/2023
4.3	Indenture, dated as of September 22, 2021, by and between the Registrant and U.S. Bank National Association, as Trustee.	8-K	001-37883	4.1	9/23/2021
4.4	Form of 0.25% Convertible Senior Notes due 2027 (included in Exhibit 4.3).	8-K	001-37883	4.2	9/23/2021
4.5	Indenture, dated as of December 16, 2024, by and between the Registrant and U.S. Bank Trust Company National Association, as Trustee.	8-K	001-37883	4.1	12/16/2024
4.6	Form of 0.50% Convertible Senior Notes due 2029 (included in Exhibit 4.5)	8-K	001-37883	4.2	12/16/2024
10.1	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers.	10-Q	001-37883	10.1	6/3/2021
10.2+	Second Amended and Restated Outside Director Compensation Policy.	10-K	001-37883	10.2	9/21/2021
10.3+	First Amendment to Second Amended and Restated Outside Director Compensation Policy.	10-Q	001-37883	10.1	6/2/2022
10.4+	Second Amendment to Second Amended and Restated Outside Director Compensation Policy.	10-Q	001-37883	10.1	12/7/2022
10.5+	Third Amendment to Second Amended and Restated Outside Director Compensation Policy.	10-Q	001-37883	10.1	5/29/2026
10.6+	2010 Stock Plan and forms of equity agreements thereunder.	S-1/A	333-208711	10.2	8/16/2016
10.7+	2011 Stock Plan and forms of equity agreements thereunder.	S-1	333-208711	10.3	12/22/2015
10.8+	Nutanix, Inc. Amended and Restated 2016 Equity Incentive Plan.	8-K	001-37883	10.1	12/15/2025
10.9+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2024) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.10	9/21/2023
10.10+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2025) under the 2016 Equity Incentive Plan.	10-K	001-37883	10.11	9/19/2024
10.11+	Form of Global Restricted Stock Unit Agreement for Performance-Based Restricted Stock Units (Fiscal Year 2026) under the 2016 Equity Incentive Plan.	10-Q	001-37883	10.1	12/4/2025
10.12+	Amended and Restated 2016 Employee Stock Purchase Plan and forms of equity agreements thereunder.	10-Q	001-37883	10.1	5/24/2023

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13+	Executive Incentive Compensation Plan.	S-1	333-208711	10.14	12/22/2015
10.14+	Offer Letter, dated as of December 7, 2020, by and between Nutanix, Inc. and Rajiv Ramaswami.	8-K	001-37883	10.1	12/9/2020
10.15+	Offer Letter, dated as of April 10, 2022, by and between the Registrant and Rukmini Sivaraman.	8-K	001-37883	10.1	4/12/2022
10.16+	Form of Global Restricted Stock Unit Agreement for the Stock Price Performance-Based Restricted Stock Units under the 2016 Equity Incentive Plan.	8-K	001-37883	10.1	1/9/2024
10.17+††	Form of Global Restricted Stock Unit Agreement for the Operational Metrics Performance-Based Restricted Stock Units.	8-K	001-37883	10.2	1/9/2024
10.18+	Offer Letter, dated as of April 29, 2024, by and between the Registrant and Brian Martin.	10-K	001-37883	10.21	9/19/2024
10.19+	Change of Control and Severance Policy.	10-K	001-37883	10.16	9/21/2022
10.20+	Executive Severance Policy.	10-K	001-37883	10.17	9/21/2021
10.21†	Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of May 16, 2014, by and among the Registrant, Nutanix Netherlands B.V. and Super Micro Computer Inc., as amended by Amendment One to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 13, 2017 and Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement dated as of October 31, 2018.	10-Q	001-37883	10.2	6/5/2019
10.22††	Amendment Two to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of October 31, 2018, by and between the Registrant and Super Micro Computer, Inc.	10-Q	001-37883	10.1	6/10/2024
10.23	Participation Agreement to the Original Equipment Manufacturer Purchase Agreement, entered into as of September 26, 2019, by and between the Registrant, Nutanix Netherlands B.V. and Super Micro Computer, Inc.	10-Q	001-37883	10.5	12/5/2019
10.24†	Amendment Three to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of December 20, 2020, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/4/2021
10.25†	Amendment Four to Original Equipment Manufacturer (OEM) Purchase Agreement, dated as of November 5, 2021, by and between the Registrant and Super Micro Computer Inc.	10-Q	001-37883	10.1	3/10/2022
10.26	Office Lease, dated as of August 5, 2013, as amended to date, by and between the Registrant and CA-1740 Technology Drive Limited Partnership.	S-1/A	333-208711	10.15	8/16/2016
10.27	Office Lease, dated as of April 23, 2014, as amended to date, by and between the Registrant and CA-Metro Plaza Limited Partnership.	S-1/A	333-208711	10.16	8/16/2016
10.28	Sixth Amendment to the Office Lease dated as of January 29, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	6/12/2018
10.29	Seventh Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.2	6/12/2018

		Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Eighth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	12/3/2020
10.31	Ninth Amendment to the Office Lease dated as of August 23, 2021, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/2/2021
10.32	Tenth Amendment to the Office Lease dated as of May 18, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.3	6/2/2022
10.33	Eleventh Amendment to the Office Lease dated as of June 28, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.34	9/21/2022
10.34	Twelfth Amendment to the Office Lease dated as of August 31, 2022, by and between the Registrant and Hudson 1740 Technology, LLC.	10-K	001-37883	10.35	9/21/2022
10.35	Thirteenth Amendment to the Office Lease dated as of November 16, 2023, by and between the Registrant and Hudson 1740 Technology, LLC.	10-Q	001-37883	10.1	12/7/2023
10.36	Fourth Amendment to the Office Lease dated as of April 4, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.3	6/12/2018
10.37	Fifth Amendment to the Office Lease dated as of October 1, 2018, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/10/2018
10.38	Sixth Amendment to the Office Lease dated as of April 5, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.28	9/24/2019
10.39	Seventh Amendment to the Office Lease dated as of April 25, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.29	9/24/2019
10.40††	Eighth Amendment to the Office Lease, dated as of September 17, 2019, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.1	12/5/2019
10.41	Ninth Amendment to the Office Lease, dated as of November 23, 2020, by and between the Registrant and Hudson Metro Plaza, LLC.	10-Q	001-37883	10.5	12/3/2020
10.42	Tenth Amendment to the Office Lease, dated as of June 28, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.42	9/21/2022
10.43	Eleventh Amendment to the Office Lease, dated as of August 31, 2022, by and between the Registrant and Hudson Metro Plaza, LLC.	10-K	001-37883	10.43	9/21/2022
10.44†††	Credit Agreement, dated as of February 12, 2025, among Nutanix, Inc., as borrower, Bank of America, N.A., as administrative agent, collateral agent and L/C issuer, and the lenders party thereto.	8-K	001-37883	10.1	2/12/2025
19.1	Insider Trading Policy.					X
21.1	List of significant subsidiaries of the Registrant.					X
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).					X

Incorporated by Reference
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14a and 15d-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
97.1	Compensation Recovery Policy.	10-K	001-37883	97.1	9/19/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)					X

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

NUTANIX, INC.

Date: September 17, 2026	By:	/s/ Rajiv Ramaswami
Rajiv Ramaswami Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Rajiv Ramaswami	Chief Executive Officer (Principal Executive Officer)	September 17, 2026
Rajiv Ramaswami

/s/ Rukmini Sivaraman	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2026
Rukmini Sivaraman

/s/ Eric K. Brandt	Director	September 17, 2026
Eric K. Brandt

/s/ Craig Conway	Director	September 17, 2026
Craig Conway

/s/ Max de Groen	Director	September 17, 2026
Max de Groen

/s/ Virginia Gambale	Director	September 17, 2026
Virginia Gambale

/s/ Steven J. Gomo	Director	September 17, 2026
Steven J. Gomo

/s/ Greg Lavender	Director	September 17, 2026
Greg Lavender

/s/ Gayle Sheppard	Director	September 17, 2026
Gayle Sheppard
/s/ Mark Templeton	Director	September 17, 2026
Mark Templeton